Form 10QSB
period 1996-06-30
XECHEM INTERNATIONAL INC
filed 1996-08-19
CIK 919611

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                    June 30, 1996
                               ------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                   to

For Quarter Ended            Commission File Number              0-23788

                           Xechem International, Inc.
             (Exact name of registrant as specified in its charter)

Delaware                                           22-3284803
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswick, NJ                08901
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code           (908) 247-3300
                                                  --------------------------

- ------------------------------------------------------------------------------


(Former name, former address and former fiscal year, if changed since last report.)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes X   No

Number of shares outstanding of the issuer's common stock, as of August 15, 1996, was 7,483,494 shares.

Transitional Small Business Disclosure Format

                          Yes       No X

                 XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.

Part I.  Financial Information

Item 1.  Consolidated Balance Sheet as of
         June 30, 1996 [Unaudited]................................      3..4

        Consolidated Statements of Operations
         for the three months and six months ended
         June 30, 1996 and 1995 [Unaudited] ......................      5

        Consolidated Statement of Stockholders'
         Equity for the six months ended
         June 30, 1996 [Unaudited]................................      6..7

        Consolidated Statements of Cash Flows for
         the six months ended June 30, 1996 and
         1995 [Unaudited].........................................      8..9

        Notes to Consolidated Financial Statements................      10..14

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  ..........      15..20

Part II.    Other Information ....................................      21

Item 4.  Submission of Matters to a Vote of Security Holders      ......22..23

Signaturs..................................................      ......      24

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

    -------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1996
[UNAUDITED]

- ------------------------------------------------------------------------------

    ---------------------------------------------------------------------------




Current Assets:
  Cash and Cash Equivalents                                              $ 246,967
  Restricted Cash                                                          187,500
  Inventory                                                               1,101,780
  Prepaid Expenses                                                         234,618
  Other Current Assets                                                      65,857
                                                                   ---------------

  Total Current Assets                                                   $1,836,722

Equipment, Net of Accumulated
  Depreciation of $278,574                                               $ 878,772
Leasehold Improvements - Net of Accumulated
  Amortization of $200,868                                                 725,524
Deposits                                                                    22,167
Patent Issuance Costs-Net of Accumulated
  Amortization of $8,000                                                   152,003
                                                                         ---------

Total Assets                                                             $3,615,188




See Accompanying Notes to Consolidated Financial Statements.







XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
- ------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1996
[UNAUDITED]

- ------------------------------------------------------------------------------



Current Liabilities:
  Accounts Payable                                                       $ 333,251
  Accrued Expenses                                                          69,993
  Notes Payable - Related Party                                            719,363
  Notes Payable - Others                                                   300,000
    Other Current Liabilities                                               55,500

  Total Current Liabilities                                              $1,478,107

Note Payable - Related Party:                                            $ 388,088
                                                                         ---------

Commitments and Contingencies                                            $      --
                                                                         ---------

Stockholders' Equity:
  Class A Voting Preferred Stock, $.00001 Par Value, 2,500
    Shares Authorized; 2,500 Shares Issued and Outstanding               $      --

  Additional Paid-in Capital [Class A Voting Preferred]                      2,500

  Class B 8% Preferred Stock, $.00001 Par Value, 1,150 Shares
    Authorized; 1,070 Shares Issued and Outstanding,
    $107,000 Liquidation Value                                                  --

  Additional Paid-in Capital [Class B 8% Preferred]                        107,000

  Class C Preferred Stock, $.00001 Par Value, 2,996,350 Shares
    Authorized; 17,700 Class C Series 1 8% Convertible Shares
    Issued and Outstanding, $ .01 Par Value                                    177

  Additional Paid-in Capital [Class C Preferred]                         1,681,323

  Common Stock, $.00001 Par Value, 15,000,000
    Shares Authorized; 6,938,894 Shares Issued and Outstanding                      69

  Additional Paid-in Capital [Common]                                    20,897,963

  (Deficit) Accumulated During the Development Stage                     (20,940,039)
                                                                         ------------

Total Stockholders' Equity                                               $1,748,993

Total Liabilities and Stockholders' Equity                               $3,615,188

See Accompanying Notes to Consolidated Financial Statements.




                                         4


XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
          ----------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
          ----------------------------------------------------------------------------------------------------------------

                                                                                                      Cumulative
                                                                                                      Period from
                                            Three months ended            Six months ended             March 15,
                                                 June 30,                     June 30,               1990 [Date of
                                                                                                     Inception] to
                                             1 9 9 6      1 9 9 5        1 9 9 6       1 9 9 5       June 30, 1996
                                             -------      -------        -------       -------       -------------

Revenues                                   $ 131,183   $     1,531    $   157,751    $    2,996      $   524,624
                                           ---------   -----------    -----------    ----------      -----------

Expenses:
    Research and Development               $ 394,303   $ 1,033,248    $   761,079    $1,234,315        3,801,509
    Rent                                      33,252        28,227         65,240        55,942          412,008
    General and Administrative               409,603       448,927        916,846     1,022,498        4,090,439
                                           ---------   -----------    -----------    ----------      -----------

  Total Expenses                           $ 837,158   $ 1,510,402    $ 1,743,165    $2,312,755      $ 8,303,956
                                           ---------   -----------    -----------    ----------      -----------

  (Loss) from Operations                   $(705,975)  $(1,508,871)   $(1,585,414)   $(2,309,759)    $(7,779,332)

Other Income                                   4,116         8,829          5,609        46,606          269,267

Interest (Expense) - Related Party           (22,121)      (17,308)       (42,460)      (27,515)      (8,544,615)

Interest (Expense)                           (35,871)       (4,815)       (44,455)      (16,269)      (4,885,359)
                                           ----------  ------------   ------------   -----------     ------------

  (Loss) Before Income Taxes               $(759,851)  $(1,522,165)   $(1,666,720)   $(2,306,937)    $(20,940,039)

Income Taxes                                      --            --             --            --               --
                                           ---------   -----------    -----------    ----------      -----------

  Net (Loss)                               $(759,851)  $(1,522,165)   $(1,666,720)   $(2,306,937)    $(20,940,039)
                                           ==========  ============   ============   ============    =============

Preferred Stock Dividends                  $  41,371   $     2,140    $    43,511    $    4,280      $    57,897
                                           =========   ===========    ===========    ==========      ===========

Net (Loss) Available to Common Stockholders            $  (801,222)   $(1,524,305)   $(1,710,231)    $(2,311,217) $     (20,997,936)
                                                       ============   ============   ============    ============ ==================

Net (Loss) per Share                       $   (0.12)  $     (0.25)   $     (0.26)   $    (0.39)
                                           ==========  ============   ============   ===========

Average Number of Shares Outstanding                   6,702,839        6,058,067     6,652,047        5,904,283
                                                    ============      ===========    ==========      ===========

See Accompanying Notes to Consolidated Financial Statements.

                                         5





                                         XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE ENTERPRISE)

                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                         [UNAUDITED]

                            Class A  AdditionaClass B   AdditionaClass C  AdditionXechem, Inc. Xechem InternAddition(Deficit)
                          Voting PrefPaiddin8% PreferredPaid in8% Conv. PrPaidrin Common Stock Common Stock Paid in Accumulated
                                     Capital            Capital           Capital                           Capital  During
                           # of  Par         # of  Par          # of  Par         # of   Par    # of   Par          Development
                          SharesValueClass ASharesValue Class BSharesValueClass CShares Value  Shares Value  Common   Stage
                          ---------------------------------------------------------------------------------------------------

Balance - December 31,1995    2500        2500 1,070 $   -$   107,000 $ - -$       - $ -     6,583,478  66  $20,348,239 (19,273,319)
Private Placement - Common Stock  - -      -        -  -      -        - -      -        -        3,333      -     -    56,307  -
Private Placement - Preferred Stock  -      -        -  -     -         22,500  225 2,137,275    - 12,500  -    28,125        -
Conversion of Preferred Stock     - -      -        -  -      -         (4,800) (48)(455,952)  -  377,583  3   427,855       -
Exercise of options -2nd Qtr1996  -        -  -      -        - -      -        -                   2,000  -    4,625         -
Cancellation of Apotex Stock      - -      -        -  -      -        - -      -        -          (75,000) -                -
Ocean Marine Settlement           - -      -        -  -      -        - -      -        -           25,000  -   32,812           -
Net (loss) for the six months ended -  -   -           -  -   -          -  -         -        --              -      - (1,666,720)
June 30, 1996                            -
Balance - June 30, 1996         $2,500$ -  2,500   1,070        107,000 17,700  $1,681,323  $ 6,938,894  69 $20,897,963 (20,940,039)
                               ------ ----  ----  ----    --------  -----  ---------  -----------  --  ----------  -----------

See Accompanying Notes to Consolidated Financial
Statements












                                         XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE ENTERPRISE)

                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                         [UNAUDITED]

                            Class A  AdditionaClass B   AdditionaClass C  AdditionXechem, Inc. Xechem InternAddition(Deficit)
                          Voting PrefPaiddin8% PreferredPaid in8% Conv. PrPaidrin Common Stock Common Stock Paid in Accumulated
                                     Capital            Capital           Capital                           Capital  During
                           # of  Par         # of  Par          # of  Par         # of   Par    # of   Par          Development
                          SharesValueClass ASharesValue Class BSharesValueClass CShares Value  Shares Value  Common   Stage
                          ---------------------------------------------------------------------------------------------------

Common Stock issued in exchange for equipment in-  $-  -$      - $ - -$        100$ 125,000    $-    $       $     -           -
  March 1990 at no par value
Capital contributions April 1990  - -      -        -  -      -        - -      -        -     -       -   - 170,000        -
Net (loss) for the period from March 15, 1990 (date
  of inception) to December 31, 1990  -   -  -   -           -  -   -          -  -         -        - -             -    (159,271)
                                  - -- ---
Balance - December 31, 1990     $ - -$      -  $-  -$          - $ - -$        100$ 125,000    $-    $     170,000       (159,271)
Capital contributions July 1991   - -    -        -  -      -        - -      -        -     -       -      95,971        -
Capital contributions September 1991-     -        -  -      -        - -      -        -     -       -     50,172        -
Capital contributions October 1991- -      -        -  -      -        - -      -        -     -       -    25,000        -
Net (loss) for the year ended Dece-ber-31, 1991  -  -   -           -  -   -          -  -         -        - -         - (357,390)
                                  -
Balance - December 31, 1991       - -$          -   -  -$       -   - -$      100$ 125,000    $-    $      341,143        (516,661)
Capital contributions             - -      -        -  -      -        - -      -        -     -       -     95,000        -
Net (loss) for tye year ended Dece-ber-31, 1992  -  -   -           -  -   -          -  -         -         - -         - (487,301)
                                  -
Balance - December 31, 1992     $ - -$          -  $-  -$      - $ - -$       100$ 125,000    $-    $     436,143       (1,003,962)
Net (loss) for the year ended December-31, 1993  -  -   -           -  -   -          -  -         -        - -         -  (819,816)
                                  -
Balance - December 31, 1993     $ - -$          -  $-  -$      - $ - -$       100  125,000    $-          436,143       (1,823,778)
Reorganization               2,500  -  2,500 1,070     -107,000      - -    - (100)(125,000) 4,370,500 43  13,840,487      -
Initial Public Offering           - -      -        -  -      -        - -    -        -     1,150,000 12   4,542,670       -
Exercise of options - Third Quarter- 94   -        -  -      -        - -      -        -      105,000  1       1,049        -
Exercise of options - Fourth Quarter-94  -        -  -      -        - -      -        -       105,000  1      50,060        -
Net (loss) for the year ended Dece-ber-31,1994  -  -   -           -  -   -          -  -         -       - -          (14,316,193)
                                  -
Balance - Decmber 31,  1994 $2,500    2,500  1,070 $ - $  107,000 $ - -$          - $ -     5,730,500  57   $18,870,409 (16,139,971)
Private Placement - Common Stock  - -      -        -  -      -        - -      -        -    118,778   2       388,887        -
Exercise of options - First Quarter- -995   -        -  -      -        - -      -        -    30,000           328,125        -
Exercise of options and issuance of Apotex stock -
  Second Quarter 1995             - -      -        -  -      -        - -      -        -    674,700   7       980,806        -
Exercise of options - Third Quarte- -995   -        -  -      -        - -      -        -    24,500           (260,612)       -
Exercise of options - Fourth Quarter-1995  -        -  -      -        - -      -        -     5,000              40,624        -
Net (loss) for the year ended December-31, 1995  -  -   -           -  -   -          -                 - -              (3,133,348)
                                  -
Balance - December 31, 1995 Fwd. $2,500  2,500 $1,070 -$    107,000 $ -  $     - $ -      6,583,478  $66  20,348,239    (19,273,319)



                                               7


XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
            --------------------------------------------------------------------
          ----------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

- ------------------------------------------------------------------------------


                                                                     Cumulative
                                                                     Period From
                                                                    March 15,
                                                                  1990 [Date of
                                               Six months ended    Inception] to
                                                      June 30,          June 30,
                                                 1 9 9 6     1 9 9 5     1 9 9 6
                                                 -------     -------     -------

Operating Activities:
    Net (Loss)                               $(1,666,720) $(2,306,937) $(20,940,039)
                                             -----------  -----------  -------------
    Adjustments to Reconcile Net (Loss) to Net Cash
      Provided (Used) by Operating Activities:
      Depreciation                           $   60,902   $   30,821   $   158,071
      Amortization                               36,580       32,767       347,829
      Loss on Sale of Assets                         --           --           698
      Interest and Compensation Expense
      in Connection with Issuance of Equities    65,543    1,302,891    14,160,816

    Changes in Assets and Liabilities
      (Increase) Decrease in:
       Accounts Receivable                      (16,751)       2,515       (22,387)
       Inventory                               (246,179)          --    (1,074,545)
       Prepaid Expenses                          (6,885)      14,140      (234,618)
       Other Current Assets                      23,819     (135,305)      (69,810)
       Deposits                                  (1,650)          --       (22,167)
       Organizational Costs                          --           --       (13,828)
       Other Assets                               2,250          690        (1,592)

      Increase (Decrease) in:
       Accounts Payable                        (138,772)      28,867       334,115
       Accrued Interest Payable                  35,802      (13,805)       55,039
       Accrued Expenses                         (32,550)      (2,918)       77,209
       Other Current Liabilities                    461       16,679           461
                                             ----------   ----------   -----------

      Total Adjustments                      $ (217,430)  $1,277,342   $13,695,291
                                             -----------  ----------   -----------

    Net Cash (Used) by Operating
      Activities - Forward                   $(1,884,150) $(1,029,595) $(7,244,748)
                                             ------------ ------------ ------------

Investing Activities:
    Patent Issuance Costs                    $  (74,085)  $  (17,318)  $  (159,262)
    Purchases of Equipment and
      Leasehold Improvements                   (173,049)     (46,224)   (1,544,248)
    Proceeds from Sale of Asset                      --           --         9,200
    Purchase of Marketable Securities                --           --    (1,476,449)
    Proceeds from Sale of Marketable Securities      --    1,476,449     1,476,449
                                               --------   ----------   -----------

    Net Cash (Used) by Investing
      Activities - Forward                   $ (247,134)  $1,412,907   $(1,694,310)
                                             -----------  ----------   ------------

See Accompanying Notes to Consolidated Financial Statements.

                                         8



XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
          ----------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

- ------------------------------------------------------------------------------


                                                                     Cumulative
                                                                    Period From
                                                                      March 15,
                                                                  1990 [Date of
                                               Six months ended    Inception] to
                                                   June 30,            June 30,
                                              1 9 9 6      1 9 9 5      1 9 9 6
                                              -------      -------      -------

    Net Cash (Used) by Operating
      Activities - Forwarded                  $(1,884,150) $(1,029,595) $(7,244,748)
                                              -----------  ------------ ------------

    Net Cash (Used) by Investing
      Activities - Forwarded                  $ (247,134)  $1,412,907   $(1,694,310)
                                              -----------  ----------   -----------

Financing Activities:
    Proceeds from Note Payable - Bank         $       --   $       --   $ (390,000)
    Payments on Note Payable - Bank                   --           --           --
    Proceeds from Related Party Loans            155,000           --    1,294,582
    Proceeds from Borrowings Under
      Line of Credit                                  --      450,000    1,365,000
    Proceeds from Notes Payable - Others              --           --      445,000
    Proceeds from Interim Loans                   55,000           --      970,295
    Proceeds from Bridge Financing               120,000           --      495,000
    Capital Contribution                              --           --       95,000
    Payments on Interim Loans                    (55,000)          --     (305,000)
    Payments on Notes Payable - Others                --     (125,000)    (520,000)
    Payment on Stockholder Loans                      --           --     (207,037)
    Payment of Line of Credit                         --     (975,000)    (975,000)
    Proceeds from Issuance of
      Common Stock                                56,307           --    4,987,866
    Proceeds from Issuance of Class C
      Series 1 Preferred Stock                 2,109,357           --    2,109,357
    Proceeds from Exercise of Options                 20        6,047        8,462
    Purchase of Letter of Credit                (187,500)    (375,000)    (187,500)
                                              -----------  -----------  -----------

    Net Cash - Financing Activities           $2,253,184   $(1,018,953) $9,186,025
                                              ----------   ------------ ----------

    Net Increase (Decrease) in Cash
      And Cash Equivalents                    $  121,900   $ (635,641)  $  246,967

Cash and Cash Equivalents -
    Beginning of Periods                         125,067    1,075,073           --
                                              ----------   ----------   ----------

    Cash and Cash Equivalents -
      End of Periods                          $  246,967   $  439,432   $  246,967
                                              ==========   ==========   ==========


Supplemental Disclosures of Cash Flow Information:
    Cash paid during the periods for:
      Interest - Related Party                $   20,641   $   13,609   $  104,992
      Interest - Other                        $    2,347   $   37,062   $  133,818
      Income Taxes                            $       --   $       --   $       --

See Accompanying Notes to Consolidated Financial Statements.





XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
            --------------------------------------------------------------------
 ------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
 ------------------------------------------------------------------------------



Supplemental Disclosure of Non-Cash Investing and Financing Activities:

In accordance with the terms of the Stock Plan (see Note 5), 2,000 and 54,700 options were exercised at a nominal price during each of the six months ended June 30, 1996 and June 30, 1995 respectively. The difference between the fair market value of the Common Stock at the time of exercise and the amount paid was charged to compensation expense.

In April 1995, the Company issued 100,000 shares of its common stock to Apotex U.S.A., Inc. in accordance with a series of agreements for the development, manufacture and marketing of two niche generic anticancer compounds, paclitaxel and bleomycin. The fair market value of the Common Stock was charged to compensation expense.

In March 1996, the Company received a gap loan of $400,000 from an entity, which contemplated the conversion of the principal amount of the loan to Class C Series 1 Preferred Stock with interest on the loan payable in 12,500 shares of the Company's Common Stock. This transaction was completed on April 16, 1996.

In May 1996, the Company entered into a settlement agreement with Ocean Marine Services ("Ocean Marine"). The lawsuit was settled by an agreement with the Company to make a cash payment of $115,000 and issue 25,000 shares of unregistered Common Stock to Ocean Marine (see Note 9).

As a result of these various agreements and transactions, the Company's statement of operations reflects non-cash interest and compensation expense of $65,543 for the six months ended June 30, 1996 and $1,302,891 for the six months ended June 30, 1995.

See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
- ------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

- ------------------------------------------------------------------------------


[1] Significant Accounting Policies

Significant accounting policies and other matters of Xechem International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc. and XetaPharm, Inc.(collectively the "Company"), are set forth in the financial statements for and as of the year ended December 31, 1995 included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

[2] Basis of Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the consolidated financial position of the Company at June 30, 1996 and the consolidated results of its operations for the six months ended June 30, 1996 and 1995 and for the cumulative period from March 15, 1990 (date of inception) to June 30, 1996 and its cash flows for the six months ended June 30, 1996 and 1995 and for the cumulative period from March 15, 1990 (date of inception) to June 30, 1996. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10- KSB for the year ended December 31, 1995. The results of operations for the six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for a full year.

[3] Restricted Cash

In May 1996, the Company purchased a Letter of Credit for $375,000. The Letter of Credit was issued to Guizhou Fanya Pharmaceutical Co, Ltd. for the purchase of partially processed raw material for paclitaxel, in accordance with the agreement signed in September 1994. In June 1996, $187,500 was released upon receipt of the material. In July 1996, after all testing of the material was completed and it was accepted, the balance of the Letter of Credit was paid and the transaction was completed.

[4] Loss per Share

Loss per share amounts are based on the weighted average number of shares outstanding. Shares issuable upon the exercise of stock options are excluded from the computation since the effect on the net loss per common share would be anti-dilutive. The holders of Class B 8% Preferred Stock and C Series 1 Preferred Stock are entitled to cumulative dividends on the $100 per share liquidation preference at the rate of 8% per annum payable quarterly. This dividend has been reflected in the computation of loss per share available to common stockholders.

[5] Stock Plan

As a result of the exercise of 2,000 and 54,700 stock options during the six months ended June 30,

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
- ------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

- ------------------------------------------------------------------------------


1996 and June 30, 1995 respectively, the Company's statements of operations reflect a charge to non-cash compensation expense of $4,605 and $602,891, respectively. The offsetting amount was reflected as paid-in capital. The charge reflects the excess of the market value of the Company's Common Stock issued over the exercise price paid.

[6] Capital Transactions

On March 29, 1995, Kensington Wells, Inc. ("KWI"), the underwriter of the Company's initial public offering, signed a letter of intent in which it agreed to act as a placement agent in a private offering of the Company's Common Stock. The offering was on a best efforts, all-or-none basis, and was subsequently amended to a minimum - maximum offering prior to the placement of any shares, and called for a closing no later than February 15, 1996. A total of $594,500 was raised, before offering costs, and the Company closed the offering on February 15, 1996. As part of this offering, the majority stockholder agreed to return to the Company for $4, one share of Common Stock for each three shares of Common Stock sold by KWI. In the first quarter 1996, gross proceeds from the private placement totaled $60,000 for 20,000 shares of Common Stock and the majority stockholder returned 6,667 common shares to the Company. The costs associated with this placement amounted to $3,693, resulting in net proceeds of $56,307.

In March 1996, the Company received a gap loan of $400,000 from an entity, which contemplated the conversion of the principal amount of the loan to Class C Series 1 Preferred Stock with interest on the loan payable in 12,500 shares of the Company's Common Stock. This transaction was completed on April 16, 1996.

On March 26, 1996, the Company entered into an agreement with a new placement agent for a non-public offering of Class C Series 1 Preferred Stock at $100 per share convertible into Common Stock, at any time following 60 days from issuance, together with demand registration rights for the Common Stock and a penalty clause if such shares are not registered following demand. The Preferred Stock is entitled to an 8% cumulative dividend, and must convert to Common Stock at maturity, if not converted prior to maturity. Conversion rights commenced 60 days after the initial issuance of April 9, 1996. The conversion price of the Preferred Stock is subject to a floor of $1.25 per share and a ceiling, as amended, of $2.75 per share. The offering was made in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933.
The offering was closed on April 30, 1996.

A total of 22,500 shares of Class C Series 1 Stock were sold, resulting in net proceeds of $2,137,500 being received by the Company, including the conversion of a $400,000 gap loan into 4,000 of such shares.

As of June 30, 1996, 4,800 shares of Class C Series 1 Stock were converted into 377,583 shares of Common Stock at a conversion price ranging from $1.25 - $1.70 per share. As of August 8, 1996, a total of 11,600 shares of Class C Series 1 Stock have been converted into 921,583 shares of Common Stock at a conversion price ranging from $1.25 - $1.70 per share.

In May 1996, the Company entered into a settlement agreement with Ocean Marine Services

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
- ------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

- ------------------------------------------------------------------------------


("Ocean Marine"). The lawsuit was settled by an agreement with the Company to make a cash payment of $115,000 and issue 25,000 shares of unregistered Common Stock to Ocean Marine.

In accordance with the restructed Apotex Agreements, Apotex U.S.A., Inc. returned to the Company 75,000 of the 100,000 shares of Common Stock previously issued to it by the Company. These shares of Common Stock were cancelled in May, 1996.

[7] Notes Payable - Related Party

The majority stockholder had made advances to the Company prior to the Public Offering. The principal amounts advanced (including accrued salary of $110,000) totaled $517,451 at December 31, 1995 and are evidenced by an eight percent (at simple interest) note payable due April 25, 1999.

During 1995, the majority stockholder made advances to the Company aggregating $435,000. At December 31, 1995 such advances are evidenced by an eight percent (at simple interest) promissory note due December 31, 1996.

The majority stockholder advanced an additional $155,000 through March 31, 1996 under the same terms as the 1995 advances.

[8] Notes Payable - Other

Individuals made loans to the Company during 1995 amounting to $180,000. Each of these loans is evidenced by a ten percent (at simple interest) promissory note due one year from the date of the loan. An additional $120,000 was received from different individuals through February 14, 1996 under the same interest terms.

[9] Settlement of Litigation

On October 12, 1994, counsel for Ocean Marine Services ("Ocean Marine") requested additional information from Dr. Pandey, alleging that it would not have entered into a settlement agreement in 1992 had it known that discussions were ongoing with Regal One Corporation regarding a possible business transaction. In April 1995 Ocean Marine instituted an action against Dr. Pandey seeking to set aside the settlement agreement based upon its assertion that such discussions were not disclosed to it, and seeking remedies under applicable state and federal securities laws, including interest, attorneys fees and costs, which had cumulated over $525,000 by April 20, 1996 according to Ocean Marine, and which could include additional attorneys fees, interest and costs through the determination of such action. Dr. Pandey denied that any wrongdoing had occurred. However the Company determined that it was in the Company's best interest to settle such action, given the cost of defending such action, together with the possibility, however remote, that an adverse outcome could have a material adverse effect on the Company. In addition, the Company determined that the time and effort necessary to defend such action would detract from Dr. Pandey's ability to exert full time efforts in executing the Company's business plan. Accordingly, the lawsuit was settled in May 1996 by the agreement of the Company to pay $115,000 and to issue 25,000 shares of unregistered Common Stock to the plaintiffs, pursuant to its indemnification obligation to Dr. Pandey.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
- ------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

- ------------------------------------------------------------------------------


[10] Dividends

The Company's Class B and Class C Preferred Stock accrues cumulative dividends at varying rates. The Company has not declared payment of such accrued dividends and does not intend to do so until the Company has earnings and profits from which to pay dividends.

[11] Subsequent Events

The Company's ability to continue operations is contingent upon attaining additional financing. While the Company has a number of discussions in progress. there have been no closures. As of August 15, 1996, the Company's remaining cash is de minimus. At this time, it is planned that most of its employees' employment will be significantly curtailed or suspended pending the Company's procurement of additional financing.

Item 2.                 Management's Discussion and Analysis

General

      Xechem International, Inc. (the "Company" or "Xechem") is the holder of all of the capital stock of Xechem, Inc., a development stage bio-pharmaceutical company engaged in research, development, and production of generic and proprietary drugs from natural sources, Xechem Laboratories,Inc. and XetaPharm, Inc. Xechem, Inc. was formed in March 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc.
(later known as Fujisawa/LyphoMed, Inc.), a publicly traded company.


           Results of Operations:
 The Six Month Period Ended June 30, 1996 vs. The Six Month Period Ended
  June 30, 1995

      The following table sets forth certain statement of operations data of the Company for the cumulative period from inception [March 15, 1990] to June 30, 1996 and for each of the six month periods ended June 30, 1996 and June 30, 1995:


                                                                     Cumulative
                                        Six Months Ended June 30    Inception to
                                                                       June 30
                                           1996           1995          1996
                                           ----           ----          ----
                                                    (In thousands)

Revenue                                       $     157.8    $     3.0      $     524.6
Research and development expense              $     761.1    $     1,234.3  $     3,801.5
Rent, general and administrative expenses     $     982.1    $     1,078.5  $     4,502.4
(Loss) from operations                        $     (1,585.4)$     (2,309.8)$     (7,779.3)


  The $154,800 increase in revenue from the six month period ended June 30, 1995 to the six month period ended June 30, 1996 was attributable to an increase in sales of services and products. Service sales increased by $79,300 in the 1996 period as compared to the 1995 period. Included in this amount is $49,000 from the National Cancer Institute for a Small Business Innovative Research Phase I grant, and a net increase of $30,300 from other service work. Sales of paclitaxel for research purposes for the six month period ended June 30, 1996 increased $75,500 over the same 1995 period.

      The Company=s research and development expenditures continue to emphasize compounds for generic anticancer, antiviral and antibiotic products which enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures decreased by $473,200 to $761,100 or 38.34% for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Expenditures on the development of Xechem=s process for producing paclitaxel totaled $210,100, a decrease of $38,100 or 15.4% as compared to the six month period ended June 30, 1995before recorded $90,200 cost reimbursement. The addition of new scientific staff members and the time applied by them to this project was the major cause for the increased paclitaxel expenditures. In 1995, due to an agreement between Xechem and Apotex USA, Inc. ("Apotex"), the Company had recorded a $90,200 cost reimbursement for the paclitaxel project for the six month period ended June 30, 1995. This agreement was revised at a later date and the cost was never reimbursed.

      Research and development costs for bleomycin were $15,100 for the six month period ended June 30, 1996, a decrease of $50,800 or 77.1% as compared to the six month period ended June 30, 1995 before recorded $34,800 cost reimbursement. In 1995, under an agreement between Xechem and Apotex, the Company had recorded $34,800 cost reimbursement for the bleomycin project for the six month period ended June 30, 1995. This agreement was revised at a later date and the cost was never reimbursed.

      The Company's subsidiary, XetaPharm, Inc., has been formed to market, on an initially modest scale, certain natural health products. It spent $61,800 for market readiness on alternative medicines and nutraceuticals in the six months ended June 30, 1996. The Company's other research and development projects, both for customers and in-house research, totaled $90,900 for the six month period ended June 30, 1996, an increase of $25,700 or 39.4% from the same period in 1995. The single largest cause for decrease in expenses from the six month period ended June 30, 1995 was the reduction of $786,500 in non-cash charges resulting from exercising of stock options by non-employees. Excluding this non-cash expense, general research and development costs increased $189,700 as a result of additional staffing, payroll taxes, group insurance and other overhead for the six month period ended June 30, 1996 over the same period in 1995. The Company anticipates that research and development expenditures will continue to increase for paclitaxel, as well as the development of other anticancer, antiviral and memory enhancing drugs.

      Rent, general and administrative expenses decreased $96,300 or 8.9% for the six month period ended June 30, 1996 compared to the six month period ended June 30, 1995, due primarily to a 1996 decrease of $511,800 in non-cash expenses related to exercised stock options by employees and consultants. This was offset by the expense of $147,800 for the settlement in April 1996 of the Ocean Marine Service claim against Dr. Pandey (See Page 18). Legal and accounting expenses totaled $166,900 for the six month period ended June 30, 1996 and were $55,400 or 24.9% lower than the $222,300 for the comparable 1995 period. Other general and administrative costs increased $323,100 or 93.9% to $667,300 in 1996 compared to the same period in 1995.

      The most significant items in the increase of $323,100 were salaries and wages ($80,800), a 109.9% increase to $154,300 which represented $55,400 for additions in XetaPharm marketing and administration staff and $18,800 for additional personnel in Quality Assurance/Control. Trade show ($73,100) and consulting expenses ($37,900) both increased in the six month period ended June 30, 1996. Both of these expenses were related to the increase in marketing activities for XetaPharm and Xechem. There were no comparative costs for the same period ended June 30, 1995. Office expenses increased $31,000 or 161.5% to 50,200, of which $22,800 was related to start up supplies for XetaPharm. Travel expenses also increased $21,200 or 121.% to $38,700 for the six month period ended June 30, 1996, which was due primarily for the increased marketing effort for XetaPharm and Xechem.

      The Company anticipates that, provided adequate funding is available to the Company, general and administrative expenses will increase as a result of expansion of its operations and marketing efforts. Xechem=s planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. The exact number and nature of persons hired, and the Company's expenses for such persons, will depend on many factors, including the capabilities of those persons who seek employment with the Company and the availability of funding to finance these efforts.

      The Company's loss from operations totaled $1,585,400, a decrease of $724,400 or 31.4% for the six month period ended June 30, 1996 as compared to the same period in 1995, and is primarily a result of the foregoing.

      Interest expense increased approximately $43,100 or 98% to $86,900 in the six month period ended June 30, 1996 as compared to the six month period ended June 30, 1995. In the 1996 period, these expenses were the result of gap financing loaned to the Company.


Liquidity and Capital Resources; Plan of Operations

      On June 30,1996, Xechem had cash and cash equivalents of $247,000, working capital of $358,600 and stockholder's equity of $1,749,000.

      On March 29, 1995, Kensington Wells, Inc. ("KWI"), the underwriter of the Company's initial public offering, signed a letter of intent in which it agreed to act as a placement agent in a private offering of the Company's Common Stock. The offering was on a best efforts, all-or-none basis, and was subsequently amended to a minimum - maximum offering prior to the placement of any shares, and called for a closing no later than February 15, 1996. A total of $445,100 was raised, after offering costs, and the Company closed the offering on February 15, 1996. Of this total, $56,300, after offering costs, was raised in the first quarter, 1996.

      Due to the continuing need for operating funds, the Company obtained loans during the first quarter of 1996 totaling $120,000 from three individuals not affiliated with the Company. These loans are evidenced by 10% and 12% (at simple interest) promissory notes due one year from the dates of the loans. This was in addition to the $180,000 in loans received in 1995, from three different individuals under similar one year terms.

      The Company's majority stockholder has also made advances to the Company. In the first quarter of 1996, the principal amount of $155,000 was advanced and is evidenced by an 8% (at simple interest) promissory note due December 31, 1996. This was in addition to $435,000 advanced in 1995 by the same individual under the same terms.

      On March 26, 1996, the Company entered into an agreement with a new placement agent for a non-public offering to issue Class C Series 1 Preferred Stock at $100 per share convertible into Common Stock, at any time following 60 days from issuance, together with demand registration rights for the Common Stock. The Class C Series 1 Preferred Stock is entitled to an 8% cumulative dividend, and must convert to Common Stock at maturity (one year following issuance). The conversion price of the Class C Series 1 Preferred Stock is subject to a floor of $1.25 per share and ceiling, as amended, of $2.75 per share. In March 1996, the Company received a gap loan of $400,000 from an entity, who converted the principal amount of the loan to Class C Series 1
Preferred Stock, with interest on the loan payable 12,500 shares of the Company's Common Stock. In April 1996, the Company received $1,737,500, after commissions, from this offering.

      As a result of its net losses to December 31, 1995 and negative working capital and accumulated deficit since inception, the Company's accountants, in their report on the Company's financial statements for the year ended December 31, 1995, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company's research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of the Company's proposed products cannot be estimated with precision. The Company expects research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

      The Company continues to apply to various governmental agencies to fund its research on specific projects and in prior years had been awarded certain grants. In March 1996 the Company was awarded a National Cancer Institute Small Business Innovative Research grant in the amount of $86,700 for "Enhanced Xechem Integrated Screening Techniques" ("EXIST") for paclitaxel.

      In May 1995 the Company filed a Drug Master File with the Food and Drug Administration for the Company's facilities. The Company is in the process of completing its technology validation and anticipates, but can provide no assurances, that a Drug Master File for paclitaxel will be filed in the first quarter of 1997. The Company has sufficient inventory of raw materials to produce commercial bulk paclitaxel which has a market value of approximately $2,500,000 at current prices and anticipates, but can provide no assurances that it will commence sales of paclitaxel in the international market in the second quarter of 1997. Prior to commencing such sales, the Company must file for and obtain approvals from appropriate regulatory agencies in foreign jurisdictions. There can be no assurance that such approvals will not be delayed or subject to conditions or that the Company will be able to meet any such conditions. In addition, the Company has no experience in marketing products for human consumption and there can be no assurance that the Company will be able to successfully market its paclitaxel product in bulk, or be able to obtain satisfactory packaging of the product in single dosage vials from an independent manufacturer

      From December 1989 to October 1990, Dr. Ramesh C. Pandey, the Company's President/CEO, was a minority stockholder and director of Advanced Molecular Technologies, Inc., a Washington-based corporation ("AMT") formed to gather paclitaxel bark in the Pacific Northwest for sale. Dr. Pandey had no involvement in AMT's day-to-day activities, and believes he was asked to serve on its board of directors to add academic credibility to its efforts. Ocean Marine Services ("Ocean Marine") claimed to have made an investment of $225,000 in AMT in 1990. AMT subsequently ceased operations. In January 1991, Ocean Marine filed a lawsuit against Dr. Pandey and others in Federal District Court in Washington State, alleging breaches of state and Federal securities laws in connection Ocean Marine's investment and seeking damages. Dr. Pandey denied any wrongdoing in connection with the litigation. However, given the time and expense associated with a Washington-based lawsuit and the uncertainties of litigation, an out-of-court settlement was reached in late 1992 by Dr. Pandey, with no finding of wrongdoing by Dr. Pandey. The Company was not a party to such proceedings, Dr. Pandey received a general release from Ocean Marine, and the Company agreed to indemnify Dr. Pandey against any future claims by Ocean Marine in his employment agreement.

      On October 12, 1994, counsel for Ocean Marine requested additional information from Dr. Pandey, alleging that it would not have entered into a settlement agreement in 1992 had it known that discussions were ongoing with Regal One Corporation regarding a possible business transaction. In April 1995 Ocean Marine instituted an action against Dr. Pandey seeking to set aside the settlement agreement based upon its assertion that such discussions were not disclosed to it, and seeking remedies under applicable state and federal securities laws, including interest, attorneys fees and costs, which had cumulated over $525,000 by April 20, 1996 according to Ocean Marine, and which could include additional attorneys fees, interest and costs through the determination of such action. Dr. Pandey denied that any wrongdoing has occurred. However the Company determined that it was in the Company's best interest to settle such action, given the cost of defending such action, together with the possibility, however remote, that an adverse outcome could have a material adverse effect on to the Company. In addition, the Company determined that the time and effort necessary to defend such action would detract from Dr. Pandey's ability to exert full time efforts in executing the Company's business plan. Accordingly, the lawsuit was settled in May 1996 by the agreement of the Company to pay $115,000 and to issue 25,000 shares of unregistered Common Stock to the plaintiffs, pursuant to its indemnification obligation to Dr. Pandey.

      Xechem has expended and will continue to expend substantial funds in connection with the research and development of its products. As a result of these expenditures, and even with revenues anticipated from commencement of sales of paclitaxel, the Company anticipates that losses will continue for the foreseeable future.

      Xechem=s planned activities will require the addition of new personnel, including management, and the continued development of expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Further, if Xechem receives regulatory approval for any of its products, in the United States or elsewhere, it will incur substantial expenditures to develop its manufacturing, sales, and marketing capabilities. There can be no assurance that Xechem will ever recognize revenue or profit from any such products. In addition, Xechem may encounter unanticipated problems, including developmental, regulatory, manufacturing, or marketable difficulties, some of which may be beyond Xechem=s ability to resolve. Xechem may lack the capacity to produce its products in-house and there can be no assurances that it will be able to locate suitable contract manufacturers or be able to have them produce products at satisfactory prices.

      The Company is developing a limited line of over-the-counter natural products (not requiring FDA approval) for sale through health food outlets, drug stores and physicians specializing in natural medicines. The Company has selected several natural, over the counter products manufactured by contract manufacturers under the Company's XetaPharm trademark. The emphasis of the products will be the combination of the natural health benefits of these products with the quality of a pharmaceutical firm. Initial marketing efforts commenced in the third quarter of 1996; however, there can be no assurances as to the level of success for this program, or that the Company will have adequate financial resources to support such program.

      The Company's ability to continue operations is contingent upon obtaining additional financing in the near future. It is presently engaged in discussions with several groups that have expressed an interest in investing funds or raising additional capital for the Company. Should additional funds not be provided in the near future or in an amount sufficient to sustain operations until the Company can generate funds from other sources, the Company will lack the wherewithal to continue its operations. There can be no assurances as to the terms upon which additional capital will be raised should the Company be successful in attracting additional capital.

      The Company's ability to continue operations is contingent upon attaining additional financing. While the Company has a number of discussions in progress. there have been no closures. As of August 15, 1996, the Company's remaining cash is de minimus. At this time, it is planned that most of its employees' employment will be significantly curtailed or suspended pending the Company's procurement of additional financing.

Part II

                              OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

        (a).Exhibits

              Exhibit 3ACertificate of Designations, Preferences and Rights of Class C Shares/Preferred Stock of Xechem International, Inc.

              Exhibit 3BCertificate of Correction of Designations, Preferences and Rights of Class C Shares/Preferred Stock of Xechem International, Inc.

              Exhibit 4-Amended and Restated Stock Option Plan

        (b).Reports on Form 8-K

              None

                          PART II  OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of the Company was held at the Hyatt Regency Hotel, 2 Albany Street, New Brunswick, New Jersey on Thursday, June 25, 1996 at 10:00 A.M. Eastern Daylight Savings Time. The purpose of the Annual Meeting was to consider the vote on the following matters:

        1.    To elect  three  directors  to hold  office  until the next annual
              meeting  of   stockholders   or   otherwise  as  provided  in  the
              Corporation's By-Laws.

                                   Nominees
                              Ramesh C. Pandey, Ph.D.
                              Brian Arenare, M.D.
                              Lester A. Mitscher, Ph.D.

              The nominees for director received the following number of votes:

              Ramesh C. Pandey, Ph.D.

        Class A                     Common
        Preferred Stock              Stock
                  For             5,682,413              2,500,000
                  Withheld           51,490                 -0-
                  Non-votes         825,408                 -0-

              Brian Arenare, M.D. and Lester A. Mitscher, Ph.D., each

        Class A                     Common
        Preferred Stock              Stock
                  For             5,689,313              2,500,000
                  Withheld           44,590                 -0-
                  Non-votes         825,408                 -0-

        2. To approve an increase in the number of shares of Common Stock which may be issued under the Xechem International, Inc. Amended and
           Restated Stock Option Plan.

              The vote of the stockholders was as follows:

        Class A                     Common
        Preferred Stock              Stock
                  For             5,554,753              2,500,000
                  Withheld          146,650                 -0-
                  Abstentions        32,500                 -0-
                  Non-votes         825,408                 -0-

        3. To concur in the selection of Mortenson and Associates, P.C. as the Corporation's independent auditor for the fiscal year ending December 31, 1996.

              The vote of the stockholders was as follows:

        Class A                     Common
        Preferred Stock              Stock
                  For             5,686,413              2,500,000
                  Against            24,090                 -0-
                  Abstentions        23,400                 -0-
                  Non-votes         825,408                 -0-

All of the above matters were approved by the Stockholders. There were no other matters voted on at the meeting.

                                                                    EXHIBIT 3A

                                  SIGNATURES


           Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              XECHEM INTERNATIONAL, INC.



Date: August  15 , 1996

                                      /s/  Ramesh C. Pandey
                                      Ramesh C. Pandey, Ph.D.
                                      President/Chief Executive Officer




                                       /s/ Leonard A. Mudry
                                      Leonard A. Mudry,
                                      Vice President - Finance and Operations