Form 10QSB
period 1996-09-30
XECHEM INTERNATIONAL INC
filed 1996-11-19
CIK 919611

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                              September 30, 1996
                               ------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                       to

For Quarter Ended                    Commission File Number              0-23788

                           Xechem International, Inc.
             (Exact name of registrant as specified in its charter)

Delaware                                           22-3284803
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswick, NJ                 08901
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code               (908) 247-3300
                                                   -----------------------------

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

                          Yes X   No

Number of shares outstanding of the issuer's common stock, as of November 15, 1996, was 7,761,094 shares.

Transitional Small Business Disclosure Format

                          Yes       No X

                 XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.

Part I.  Financial Information

Item 1.  Consolidated Balance Sheet as of
         September 30, 1996 [Unaudited]...........................      3..4

        Consolidated Statements of Operations
         for the three months and nine months ended
         September 30, 1996 and 1995 [Unaudited] .................      5

        Consolidated Statement of Stockholders'
         Equity for the nine months ended
         September 30, 1996 [Unaudited]...........................      6..7

        Consolidated Statements of Cash Flows for
         the nine months ended September 30, 1996 and
         1995 [Unaudited].........................................      8..9

        Notes to Consolidated Financial Statements................      10..16

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  ..........      17..24

Part II.    Other Information ....................................      25

Signatures............................................      ......      26




XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

          ---------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996
[UNAUDITED]

------------------------------------------------------------------------------

             ------------------------------------------------------------------



Current Assets:
  Cash and Cash Equivalents                                              $  50,824
  Inventory                                                              1,326,849
  Prepaid Expenses                                                         142,029
  Other Current Assets                                                      25,535
                                                                         -------

  Total Current Assets                                                   $1,545,237

Equipment, Net of Accumulated
  Depreciation of $309,740                                               $ 858,134
Leasehold Improvements - Net of Accumulated
  Amortization of $217,068                                                 714,365
Deposits                                                                    22,167
Patent Issuance Costs-Net of Accumulated
  Amortization of $11,990                                                  174,995
                                                                         ---------

Total Assets                                                             $3,314,898




See Accompanying Notes to Consolidated Financial Statements.




XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996
[UNAUDITED]

------------------------------------------------------------------------------


Current Liabilities:
  Accounts Payable                                                       $ 386,947
  Accrued Expenses                                                          81,003
  Notes Payable - Related Party                                            719,363
  Notes Payable - Others                                                   445,000
    Other Current Liabilities                                               85,900

  Total Current Liabilities                                              $1,718,213

Note Payable - Related Party:                                            $ 388,088
                                                                         ---------

Commitments and Contingencies                                            $      --
                                                                         ---------

Minority Interest - XetaPharm, Inc.                                      $  46,400
                                                                         ---------

Stockholders' Equity:
  Class A Voting Preferred Stock, $.00001 Par Value, 2,500
    Shares Authorized; 2,500 Shares Issued and Outstanding               $      --

  Additional Paid-in Capital [Class A Voting Preferred]                      2,500

  Class B 8% Preferred Stock, $.00001 Par Value, 1,150 Shares
    Authorized; 1,070 Shares Issued and Outstanding,
    $107,000 Liquidation Value                                                  --

  Additional Paid-in Capital [Class B 8% Preferred]                        107,000

  Class C Preferred Stock, $.00001 Par Value, 2,996,350 Shares
    Authorized; 9,700 Class C Series 1 8% Convertible Shares
    Issued and Outstanding                                                      --

  Additional Paid-in Capital [Class C Preferred]                           921,500

  Common Stock, $.00001 Par Value, 15,000,000
    Shares Authorized; 7,704,494 Shares Issued and Outstanding                  77

  Additional Paid-in Capital [Common]                                    21,704,997

  (Deficit) Accumulated During the Development Stage                     (21,573,877)
                                                                         ------------

Total Stockholders' Equity                                               $1,162,197

Total Liabilities and Stockholders' Equity                               $3,314,898

See Accompanying Notes to Consolidated Financial Statements.






XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
          --------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
          ----------------------------------------------------------------------

                                                                                                      Cumulative
                                                                                                      Period from
                                            Three months ended            Nine months ended            March 15,
                                               September 30,                September 30,            1990 [Date of
                                                                                                     Inception] to
                                             1 9 9 6      1 9 9 5        1 9 9 6       1 9 9 5      Sept. 30, 1996
                                             -------      -------        -------       -------      --------------

Revenues                                   $  48,471   $        --    $   206,222    $    2,996      $   573,095
                                           ---------   -----------    -----------    ----------      -----------

Expenses:
    Research and Development               $ 343,950   $   105,768    $ 1,105,029    $1,340,083        4,145,459
    Rent                                      44,834        35,047        110,074        90,989          456,842
    General and Administrative               268,778       232,740      1,185,624     1,255,238        4,359,217
                                           ---------   -----------    -----------    ----------      -----------

  Total Expenses                           $ 657,562   $   373,555    $ 2,400,727    $2,686,310      $ 8,961,518
                                           ---------   -----------    -----------    ----------      -----------

  (Loss) from Operations                   $(609, 091) $  (373,555)   $(2,194,505)   $(2,683,314)    $(8,388,423)

Other Income                                   2,648        14,936          8,257        61,542          271,915

Interest (Expense) - Related Party           (22,233)      (10,434)       (64,693)      (30,959)      (8,559,858)

Interest (Expense)                            (8,762)           --        (53,217)      (23,259)      (4,901,111)

Minority Interest - XetaPharm, Inc.        $  (3,600)  $        --    $    (3,600)   $       --      $    (3,600)
                                           ----------  -----------    ------------   ----------      ------------

  (Loss) Before Income Taxes               $(633,838)  $  (369,053)   $(2,300,558)   $(2,675,990)    $(21,573,877)

Income Taxes                                      --            --             --            --               --
                                           ---------   -----------    -----------    ----------      -----------

  Net (Loss)                               $(633,838)  $  (369,053)   $(2,300,558)   $(2,675,990)    $(21,573,877)
                                           ==========  ============   ============   ============    =============

Preferred Stock Dividends                  $  26,364   $     2,140    $    69,875    $    6,420      $    84,261
                                           =========   ===========    ===========    ==========      ===========

Net (Loss) Available to Common Stockholders$(660,202)  $  (371,193)   $(2,370,433)   $(2,682,410)    $(21,658,138)
                                           ==========  ============   ============   ============    =============

Net (Loss) per Share                       $   (0.09)  $     (0.06)   $     (0.34)   $    (0.44)
                                           ==========  ============   ============   ===========

Average Number of Shares Outstanding       7,436,960     6,431,033      6,913,685     6,079,867
                                           =========   ===========    ===========    ==========

See Accompanying Notes to Consolidated Financial Statements.





                                         XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE ENTERPRISE)

                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                         [UNAUDITED]

                          Class A  Additional Class B      Additional Class C  Addition Xechem, Inc. Xechem InternAddition(Deficit)
                        Voting Pref Paidd in  8% Preferred Paid in 8% Conv.Pf Paid in Common Stock Common Stock Paid in Accumulated
                                   Capital                  Capital           Capital                           Capital  During
                          # of    Par           # of   Par           # of  Par            # of    Par     # of   Par     Development
                          Shares Value  Class A Shares Value Class B Shares Value Classc  Shares Value  Shares Value  Common   Stage
                        ------- ------ ------ ------- ----- ------ ------ ----- ------- ------ ------ ------- ------ ------ -------

Common Stock issued in exchange
for equipment in              -  $-  -$          - $ - -$                          100 $125,000    $-    $       $     -
  March 1990 at no par value
Capital contributions April 1990  - -      -        -  -      -        - -      -     -     -       -   -      170,000
Net (loss) for the period from
March 15, 1990(inception)
to December 31, 1990  -           -  -   -           -  -   -          -  -      -        - -                  170,000     (159,271)
                                   - -- ---
Balance - December 31, 1990     $   - -$          -  $-  -$          - $ - -$      100$ 125,000         $-    $            (159,271)
Capital contributions July 1991     - -      -        -  -      -        - -            -     -       -        95,971   -
Capital contributions Sept 1991  -      -        -  -      -        - -      -     -     -       -             50,172   -
Capital contributions Octr 1991    - -      -        -  -      -        - -            -     -       -         25,000   -
Net (loss) for the year ended
 December 31, 1991                -  -   -           -  -   -          -  -      -        - -             -                (357,390)
                                  -
Balance - December 31, 1991       - -$          -   -  -$          -   - -$        100$ 125,000    $-    $     341,143     (516,661)
Capital contributions             - -      -        -  -      -        - -      -     -     -       -          95,000        -
Net (loss) for the year ended
December-31, 1992                 -  -   -           -  -   -          -  -      -        - -             -                (487,301)
                                  -
Balance - December 31, 1992      $ - -$          -  $-  -$          - $ - -$      100$ 125,000    $-    $      436,143   (1,003,962)
Net (loss) for the year ended
 December 31, 1993               -  -   -           -  -   -          -  -         -        - -             -              (819,816)

Balance - December 31, 1993      $ - -$          -  $-  -$          - $ - -$      100$ 125,000    $-    $      436,143   (1,823,778)
Reorganization                  2,500    -   2,500  1,070     -   107,000      - (100)(125,000   4,370,500    43 13,840,487
Initial Public Offering           - -      -        -  -      -        - -      -        -          1,150,000 12  4,542,670
Exercise of options-Third Qtr-
  1994   -        -  -      -        - -      -        -                                               105,000 1   1,049     -
Exercise of options - Fourth
Quarter-1994                      -        -  -      -        - -      -        -                      105,000 1   50,060    -
Net (loss) for the year ended
December-31, 1994                -  -   -           -  -   -          -  -         -        - -                         (14,316,193)
                                  -
Balance - Decmber 31,  1994     2,500$   -$  2,500  1,070 $   -$  107,000 $          - $ -     5,730,500  57 18,870,409 (16,139,971)
Private Placement - Comm Stk  - -      -        -  -      -        - -      -        -               118,778   2  388,887        -
Exercise of options -First Qtr.
 1995        -        -  -      -        - -      -        -     -                                    30,000       328,125        -
Exercise of options and issues
 of Apotex stock -
  Second Quarter 1995             - -      -        -  -      -        - -      -        -          674,700   7   980,806        -
Exercise of options - Third Quarte- 1995   -        -  -      -        - -      -        -     -     24,500       (260,612)      -
Exercise of options
Fourth Quarter-1995  -        -  -      -        - -      -        -     -                            5,000       40,624        -
Net (loss) for the year ended
 December 31, 1995  -  -   -           -  -   -          -  -         -        - -                                       (3,133,348)
                                  -
Balance - December 31, 1995
- Forward                       2 ,500 $     2,500 $1,070 $  107,000 $ -  $                - $ 6,583,478 66  20,348,239 (19,273,319)
                                 ----  ----   ----   ----  -- ------  ---   ---  ---  --  ---  ---------  --  --------  -----------

                                               5




                                         XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE ENTERPRISE)

                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                         [UNAUDITED]

                          Class A     Additional Class B  Additional Class C  Add'l. Xechem, Inc. Xechem Interna Add'l     (Deficit)
                        Voting Pref   Paid in    8%Preferre Paid in 8% Conv. Pref. P in C Stock  Common Stock    Paid in Accumulated
                                      Capital               Capital           Capital                            Capital    During
                           # of   Par            # of    Par         # of     Par          # of   Par    # of   Par      Development
                          Shares  Value Class A  Shares Value Class B Shares Value Class C Shares Value  Shares Value  Common Stage
                          ---------------------------------------------------------------------------------------------------

Balance -
 December 31, 1995
 brought forward           2,500  -   2,500 1,070   -$    107,000  $-  $ -   -  $ -         6,583,478 66 20,348,239     (19,273,319)
Private Placement
 Common Stock                       - -      -        - -      -        - -       -         138,333    1    102,785        -
Private Placement
 Preferred Stock                              -      -        - -     22,500     2,137,500   12,500         28,125         -
Conversion of Preferred
Stock                 - -      -        - -                           (12,800)   (1,216,000) 1,017,583 10   1,187,847       -
Exercise of options -
Second Quarter-1996  -        - -      -        - -       -        -     -                    2,000        -  4,625        -
Exercise of options -
 Third Quarte- -1996   -        - -      -        - -       -        -     -                   600        -   564          -
Cancellation of Apotex
Stock      - -      -        - -      -        - -       -        -                            (75,000)        -             -
Ocean Marine Settlement           - -      -        - -      -              - -       -         25,000        32,812        -
Net (loss) for the nine
months end September 30
1996                       -          -  -    -         -   -         -       -  -                                       (2,300,558)
                                  -
Balance - September 30,
 1996                      2,500 -   2,500  1,070  -      107,000     9,700 $    921,500 -  7,704,494 77    21,704,997  (21,573,877)
                            ----   --  ----   ----  --  -----   ----   ------    -----    --------  -- -    -----------  -----------

See Accompanying Notes to Consolidated Financial
Statements





XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
            --------------------------------------------------------------------
          ---------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

------------------------------------------------------------------------------


                                                                       Cumulative
                                                                       Period From
                                                                        March 15,
                                                                      1990 [Date of
                                                  Nine months ended   Inception] to
                                                    September 30,       Sept. 30,
                                                 1 9 9 6     1 9 9 5     1 9 9 6
                                                 -------     -------     -------

Operating Activities:
    Net (Loss)                               $(2,300,558) $(2,675,990) $(21,573,877)
                                             -----------  -----------  -------------
    Adjustments to Reconcile Net (Loss) to Net Cash
      Provided (Used) by Operating Activities:
      Depreciation                           $   92,068   $   60,036   $   189,237
      Amortization                               56,770       43,568       368,019
      Loss on Sale of Assets                         --           --           698
      Interest and Compensation Expense
      in Connection with Issuance of Equities    62,501    1,041,034    14,157,774

    Changes in Assets and Liabilities
      (Increase) Decrease in:
       Accounts Receivable                        9,979        8,895         4,343
       Inventory                               (471,248)          --    (1,299,614)
       Prepaid Expenses                          85,704       11,915      (142,029)
       Other Current Assets                      37,411     (176,538)      (56,218)
       Deposits                                  (1,650)          --       (22,167)
       Organizational Costs                          --           --       (13,828)
       Other Assets                               2,250       (2,600)       (1,592)
       Deferred Offering Costs                       --      (39,392)           --

      Increase (Decrease) in:
       Accounts Payable                         (85,076)     214,116       387,811
       Accrued Interest Payable                  66,663       (6,887)       85,900
       Accrued Expenses                         (21,540)      23,272        88,219
       Other Current Liabilities                     --       37,684            --
                                             ----------   ----------   -----------

      Total Adjustments                      $ (166,168)  $1,215,103   $13,746,553
                                             -----------  ----------   -----------

    Net Cash (Used) by Operating
      Activities - Forward                   $(2,466,726) $(1,460,887) $(7.827,324)
                                             ------------ ------------ ------------

Investing Activities:
    Patent Issuance Costs                    $ (101,067)  $  (28,820)  $  (186,244)
    Purchases of Equipment and
      Leasehold Improvements                   (188,618)    (150,063)   (1,559,817)
    Proceeds from Sale of Asset                      --           --         9,200
    Purchase of Marketable Securities                --           --    (1,476,449)
    Proceeds from Sale of Marketable Securities      --    1,476,449     1,476,449
                                               --------   ----------   -----------

    Net Cash (Used) by Investing
      Activities - Forward                   $ (289,685)  $1,297,566   $(1,736,861)
                                             -----------  ----------   ------------

See Accompanying Notes to Consolidated Financial Statements.






XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
          ----------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

------------------------------------------------------------------------------


                                                                         Cumulative
                                                                         Period From
                                                                          March 15,
                                                                        1990 [Date of
                                                    Nine months ended   Inception] to
                                                    September 30,         Sept. 30,
                                                 1 9 9 6      1 9 9 5      1 9 9 6
                                                 -------      -------      -------

    Net Cash (Used) by Operating
      Activities - Forwarded                  $(2,466,726) $(1,460,887) $7,827,324
                                              -----------  ------------ ----------

    Net Cash (Used) by Investing
      Activities - Forwarded                  $ (289,685)  $1,297,566   $(1,736,861)
                                              -----------  ----------   -----------

Financing Activities:
    Proceeds from Note Payable - Bank         $       --   $       --   $ (390,000)
    Payments on Note Payable - Bank                   --           --           --
    Proceeds from Related Party Loans            155,000           --    1,294,582
    Proceeds from Borrowings Under
      Line of Credit                                  --      450,000    1,365,000
    Proceeds from Notes Payable - Others              --           --      445,000
    Proceeds from Interim Loans                   55,000      225,000      970,295
    Proceeds from Bridge Financing               265,000           --      640,000
    Capital Contribution                              --           --       95,000
    Payments on Interim Loans                    (55,000)          --     (305,000)
    Payments on Notes Payable - Others                --     (125,000)    (520,000)
    Payment on Stockholder Loans                      --           --     (207,037)
    Payment of Line of Credit                         --     (975,000)    (975,000)
    Proceeds from Issuance of
      Common Stock                               102,785           --    5,034,344
    Proceeds from Issuance of Class C
      Series 1 Preferred Stock                 2,109,357           --    2,109,357
    Proceeds from Exercise of Options                 26        7,292        8,468
    Purchase of Letter of Credit                      --     (375,000)          --
    Proceeds from Minority Investment             50,000           --       50,000
                                              ----------   ----------   ----------

    Net Cash - Financing Activities           $2,682,168   $ (792,708)  $9,615,009
                                              ----------   -----------  ----------

    Net Increase (Decrease) in Cash
      And Cash Equivalents                    $  (74,243)  $ (956,029)  $   50,824

Cash and Cash Equivalents -
    Beginning of Periods                         125,067    1,075,073           --
                                              ----------   ----------   ----------

    Cash and Cash Equivalents -
      End of Periods                          $   50,824   $  119,044   $   50,824
                                              ==========   ==========   ==========


Supplemental Disclosures of Cash Flow Information:
    Cash paid during the periods for:
      Interest - Related Party                $   20,641   $   24,043   $  115,426
      Interest - Other                        $    2,347   $   49,778   $  133,818
      Income Taxes                            $       --   $       --   $       --

See Accompanying Notes to Consolidated Financial Statements.






XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
            -------------------------------------------------------------

             --------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
             ----------------------------------------------------------------



Supplemental Disclosure of Non-Cash Investing and Financing Activities:

In accordance with the terms of the Stock Plan (see Note 4), 2,600 and 79,200 options were exercised at a nominal price during each of the nine months ended September 30, 1996 and September 30, 1995 respectively. The difference between the fair market value of the Common Stock at the time of exercise and the amount paid was charged to compensation expense.

In April 1995, the Company issued 100,000 shares of its common stock to Apotex U.S.A., Inc. in accordance with a series of agreements for the development, manufacture and marketing of two niche generic anticancer compounds, paclitaxel and bleomycin. The fair market value of the Common Stock was charged to compensation expense. These agreements were subsequently restructured and Apotex U.S.A., Inc. returned 75,000 of the 100,000 shares of Common Stock.

In March 1996, the Company received a gap loan of $400,000 from an entity, which contemplated the conversion of the principal amount of the loan to Class C Series 1 Preferred Stock with interest on the loan payable in 12,500 shares of the Company's Common Stock. This transaction was completed on April 16, 1996.

In May 1996, the Company entered into a settlement agreement with Ocean Marine Services ("Ocean Marine"). The lawsuit was settled by an agreement with the Company to make a cash payment of $115,000 and issue 25,000 shares of unregistered Common Stock to Ocean Marine (see Note 8).

On August 29, 1996, the Company and its wholly-owned subsidiary, XetaPharm, Inc., entered into a Memorandum of Understanding with Petron International, Inc. (see Note 10). The minority interest in XetaPharm, Inc. was for a loss of $3,600 for the month of September, 1996.

As a result of these various agreements and transactions, the Company's statement of operations reflects non-cash interest and compensation expense of $62,501 for the nine months ended September 30, 1996 and $1,041,034 for the nine months ended September 30, 1995.

See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

------------------------------------------------------------------------------


[1] Significant Accounting Policies

Significant accounting policies and other matters of Xechem International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc. and its majority owned subsidiary, XetaPharm, Inc.(collectively the "Company"), are set forth in the financial statements for and as of the year ended December 31, 1995 included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

[2] Basis of Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring item) which are considered necessary for a fair presentation of the consolidated financial position of the Company at September 30, 1996 and the consolidated results of its operations for the nine months ended September 30, 1996 and 1995 and for the cumulative period from March 15, 1990 (date of inception) to September 30, 1996 and its cash flows for the nine months ended September 30, 1996 and 1995 and for the cumulative period from March 15, 1990 (date of inception) to September 30, 1996. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1995. The results of operations for the nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for a full year.

[3] Loss per Share

Loss per share amounts are based on the weighted average number of shares outstanding. Shares issuable upon the exercise of stock options are excluded from the computation since the effect on the net loss per common share would be anti-dilutive. The holders of Class B 8% Preferred Stock and C Series 1 Preferred Stock are entitled to cumulative dividends on the $100 per share liquidation preference at the rate of 8% per annum payable quarterly. This dividend has been reflected in the computation of loss per share available to common stockholders. The loss attributable to the minority interest has also been reflected in the computation of loss per share available to common shareholders.

[4] Stock Plan

As a result of the exercise of 2,600 and 79,200 stock options during the nine months ended September 30, 1996 and September 30, 1995, respectively, the Company's statements of operations reflect a charge to non-cash compensation expense of $5,163 and $866,034, respectively. The offsetting amount was reflected as paid-in capital. The charge reflects the market value of the Company's Common Stock issued over the exercise price paid.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

------------------------------------------------------------------------------


[5] Capital Transactions

On March 29, 1995, Kensington Wells, Incorporated ("KWI"), the underwriter of the Company's initial public offering, signed a letter of intent in which it agreed to act as a placement agent in a private offering of the Company's Common Stock. The offering was on a best efforts, all-or-none basis, and was subsequently amended to a minimum - maximum offering prior to the placement of any shares, and called for a closing no later than February 15, 1996. A total of $594,500 was raised, before offering costs, and the Company closed the offering on February 15, 1996. As part of this offering, the majority stockholder agreed to return to the Company for $4, one share of Common Stock for each three shares of Common Stock sold by KWI. In the first quarter 1996, gross proceeds from the private placement totaled $60,000 for 20,000 shares of Common Stock and the majority stockholder returned 6,667 common shares to the Company. The costs associated with this portion of the private placement amounted to $7,215, resulting in net proceeds of $52,785.

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

As of September 30, 1996, 12,800 shares of Class C Series 1 Stock were converted into 1,017,583 shares of Common Stock at a conversion price ranging from $1.25 - $1.70 per share. As of November 4, 1996, a total of 13,500 shares of Class C Series 1 Stock have been converted into 1,073,583 shares of Common Stock at a conversion price ranging from $1.25 - $1.70 per share.

In May 1996, the Company entered into a settlement agreement with Ocean Marine Services ("Ocean Marine"). The lawsuit was settled by an agreement with the Company to make a cash payment of $115,000 and issue 25,000 shares of unregistered Common Stock to Ocean Marine (see Note 8).

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

------------------------------------------------------------------------------


In accordance with the restructured Apotex Agreements, Apotex U.S.A., Inc. returned to the Company 75,000 of the 100,000 shares of Common Stock previously issued to it by the Company.
These shares of Common Stock were cancelled in May, 1996.

[6] Notes Payable - Related Party

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

[7] Notes Payable - Other

Individuals made loans to the Company during 1995 amounting to $180,000. Each of these loans is evidenced by a ten percent (at simple interest) promissory note due one year from the date of the loan. An additional $150,000 was received from different individuals through August 3, 1996 under the same interest terms. In September 1996, an individual made two loans to the Company in the amounts of $50,000 and $65,000. Each of those loans is evidenced by a ten percent and twelve percent (at simple interest) promisory note due six months from the date of the loan.

[8] Settlement of Litigation

On October 12, 1994, counsel for Ocean Marine requested additional information from Dr. Pandey, alleging that it would not have entered into a settlement agreement in 1992 had it known that discussions were ongoing with Regal One Corporation regarding a possible business transaction. In April 1995 Ocean Marine instituted an action against Dr. Pandey seeking to set aside the settlement agreement based upon its assertion that such discussions were not disclosed to it, and seeking remedies under applicable state and federal securities laws, including interest, attorneys fees and costs, which had cumulated over $525,000 by April 20, 1996 according to Ocean Marine, and which could include additional attorneys fees, interest and costs through the determination of such action. Dr. Pandey denied that any wrongdoing had occurred. However, the Company, which had previously agreed to indemnify Dr. Pandey against liabilities to Ocean Marine, determined that it was in the Company's best interest to settle such action, given the cost of defending such action, together with the possibility, however remote, that an adverse outcome could have a material adverse effect on the Company. In addition, the Company determined that the time and effort necessary to defend such action would detract from Dr. Pandey's ability to exert full time efforts in executing the Company's business plan. Accordingly, the lawsuit was settled in May 1996 by the agreement of the Company to pay $115,000 and to issue 25,000 shares of unregistered Common Stock to the plaintiffs, pursuant to its indemnification obligation to Dr. Pandey.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

------------------------------------------------------------------------------


[9] Dividends

The Company's Class B and Class C Preferred Stock accrues cumulative dividends at varying rates. The Company has not declared payment of such accrued dividends.

[10] Minority Interest

On August 29, 1996, the Company and its then wholly-owned subsidiary, XetaPharm, Inc. ("XetaPharm"), entered into a Memorandum of Understanding (the "MOU") with Petron International, Inc. ("Petron"), wherein Petron agreed to purchase 96 shares of common stock of XetaPharm (48.98% of the shares to be outstanding) for a total of $500,000. The MOU provided that Petron would pay for the XetaPharm shares as follows: $50,000 on or before September 5, 1996; $100,000 on September 30, 1996; $150,000 on October 30, 1996; and $200,000 on November 30, 1996. The
Company had agreed to make its existing facility and personnel available to XetaPharm at a cost of $25,000 per month for twelve months ending August 31, 1997.

After each payment, Petron would receive that number of XetaPharm shares for which full payment had been made.

In the MOU, Petron also agreed to purchase 1,250,000 shares of the Company's Common Stock for a total of $500,000. The MOU provided that Petron would pay for the Company's shares as follows: $50,000 on or before September 5, 1996 and $50,000 on the first day of each of the following nine months. After each payment, Petron would receive that number of shares for which full payment had been made. Petron granted the Company an option to repurchase up to 250,000 of such shares any time before August 29, 1999 at a price of $0.75 per share.

On September 5, 1996, XetaPharm and the Company each received the initial payment of $50,000. Petron defaulted on its payments of $100,000 to XetaPharm due September 30, 1996 and $50,000 to the Company due October 1, 1996 (see Note
11).

Petron now owns 125,000 shares of the Company's Common Stock and an 8.3% minority interest in XetaPharm.

[11] Subsequent Events

On October 14, 1996, the Company notified Petron that due to non-payment of amounts due under the MOU, the MOU was terminated.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

------------------------------------------------------------------------------


Petron subsequently advised the Company that it wished to return its purchased shares in the Company and XetaPharm for its investment amount. The Company is evaluating whether to accept such offer, to exercise its option to purchase back the shares of the Company' Common Stock, or take other action.

On November 19, 1996, the Company entered into and closed the initial stage of a Stock Purchase Agreement providing for the sale of up to 55,000 shares of the Company's Class C Series 2 Convertible Preferred Stock for a purchase price of $100 per share ($5,500,000 in the aggregate) over approximately nine months. At the initial closing, The Edward Blech A. Trust, purchased 5,000 shares of Series 2 Stock for $500,000. Mr. David Blech has the right under the Stock Purchase Agreement to designate the purchasers (which may include himself) to purchase an additional 5,000 shares of Series 2 Stock on or before December 2, 1996 (which right has also been assigned to the Trust); 5,000 shares on or before December 16, 1996; 7,500 shares on or before January 15, 1997; 17,500 shares on or before February 17, 1997; 10,000 shares on or before June 2, 1997; and a final 5,000 shares on or before July 15, 1997. Mr. Blech has the right to designate third party purchasers, reasonably acceptable to the Company, to purchase any and all of such shares. The Stock Purchase Agreement also provides that the Company's President and Chief Executive Officer, Dr. Ramesh Pandey, will exchange certain indebtedness of the Company owed to him and the Class B 8% Preferred Stock of the Company held by him for 13,180 shares of the Company's Class C Series 3 Convertible Preferred Stock at the January 1997 closing.

The shares of Series 2 Stock and Series 3 Stock will be automatically converted into the Company's Common Stock upon amendment of the Company's certificate of incorporation to authorize the issuance of sufficient shares of Common Stock for such conversion (or, if later, the January 1997 closing). The conversion price of the Series 2 Stock will be $.05 per share if the November 1996 and January 1997 purchases are completed, and will be $.0625 per share if such purchases are not completed. The conversion price of the Series 3 Stock will be $.0625 per share. If such conversion is effected prior to a scheduled closing, the underlying shares of Common Stock will be acquired in lieu of acquiring shares of Series 2 Stock or Series 3 Stock. If all the Series 2 and Series 3 shares are issued and converted to Common Stock, Mr. Blech's designees will acquire 110,000,000 shares of Common Stock and Dr. Pandey will acquire 21,088,000 shares of Common Stock. The holders of the shares of Series 2 Stock or Series 3 Stock are entitled to vote with the holders of the Common Stock, casting a number of votes per share equal to the number of shares of Common Stock into which the Series 2 Stock or Series 3 Stock is convertible. Pursuant to the Stock Purchase Agreement, Dr. Pandey and Mr. Blech and his designees have agreed to vote or execute a written consent to approve such an amendment to the certificate of incorporation. The Company anticipates submitting such amendment for stockholder approval as soon as practicable. As a result of the voting rights of the Series 2 Stock, The Edward A. Blech Trust owns securities entitling it to cast

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

------------------------------------------------------------------------------


approximately 49% of the aggregate votes entitled to be cast at an election of directors and Mr. Blech and his designees collectively will be entitled to cast approximately 77% of such votes if all transactions contemplated by the Purchase Agreement are completed.

Pursuant to the Stock Purchase Agreement, the Company, Dr. Pandey, and Mr. Blech have also entered into a stockholders agreement, which, among other things: (i) generally prohibits the sale of any of Dr. Pandey's shares of capital stock of the Company for a period of 5 years, except with the consent of Mr. Blech; (ii) provides Mr. Blech and his designees with the right to sell a pro rata portion (relative to the holdings of Dr. Pandey) of any proposed sale of shares by Dr. Pandey, and a reciprocal right in favor of Dr. Pandey to sell his pro rata portion of any shares sold by Mr. Blech and his designees; (iii) requires Mr. Blech and his designees to vote for Dr. Pandey as a director of the Company, and to use his efforts to cause Dr. Pandey to remain Chairman, President and CEO of the Company; (iv) requires the Company and its directors (subject to their fiduciary duties to the Company and its stockholders) to take such actions after the January 1997 closing as Mr. Blech may request to elect his nominees to constitute a majority of the directors of the Company; and (v) provides for certain demand and piggyback registration rights in favor of Mr. Blech and his designees.

The Company will pay a commission of $50,000 and issue an option to purchase 200,000 shares of Common Stock to the investment banking firm which introduced Mr. Blech to the Company.

The Company has received an opinion from The Griffing Group, Inc., an independent valuation and financial advisory firm, as to the fairness of the above transactions, from a financial point of view, to the shareholders of the Company.

Item 2.                 Management's Discussion and Analysis

General

      Xechem International, Inc. (the "Company" or "Xechem") is the holder of all of the capital stock of Xechem, Inc., a development stage bio-pharmaceutical company engaged in research, development, and production of generic and proprietary drugs from natural sources, Xechem Laboratories, Inc. and 91.7% of XetaPharm, Inc. Xechem, Inc. was formed in March 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc.
 (later known as Fujisawa/LyphoMed, Inc.), a publicly traded company.


                        Results of Operations:

the Nine Month Period Ended September 30, 1996 vs. The Nine Month Period
 Ended September 30, 1995

      The following table sets forth certain statement of operations data of the Company for the cumulative period from inception [March 15, 1990] to September
30, 1996 and for each of the nine month periods ended September 30, 1996 and September 30, 1995:


                                                                     Cumulative
                                       Nine Months Ended Sept. 30   Inception to
                                                                      Sept. 30
                                           1996           1995          1996
                                           ----           ----          ----


Revenue                                       $     206.2    $     2.9      $     573.0
Research and development expense              $     1,105.0  $     1,340.0  $     4,145.4
Rent, general and administrative expenses     $     1,295.7  $     1,346.2  $     4,816.0
(Loss) from operations                        $     (2,194.5)$     (2,683.3)$     (8,388.4)


  The $203,300 increase in revenue from the nine month period ended September 30, 1995 to the nine month period ended September 30, 1996 was attributable to an increase in sales of services and products. Service sales increased by $119,000 in the 1996 period as compared to the 1995 period. Included in this amount is $86,700 from the National Cancer Institute for a Small Business Innovative Research Phase I grant, and a net increase of $32,300 from other service work. Sales of paclitaxel for research purposes for the nine month period ended September 30, 1996 increased $74,900 over the same 1995 period. The balance of product sales, $9,400, comes from the Company's subsidiary, XetaPharm, Inc., which introduced its first natural health product, melatonin, in June 1996.

      The Company=s research and development expenditures continue to emphasize compounds for generic anticancer, antiviral and antibiotic products which enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures decreased by $235,700 to $1,104,500 or 17.9% for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Expenditures on the development of Xechem=s process for producing paclitaxel totaled $304,200, an increase of $6,200 or 2.1% as compared to the nine month period ended September 30, 1995.

      Research and development costs for bleomycin were $15,300 for the nine month period ended September 30, 1996, a decrease of $97,500 or 84.3% as compared to the nine month period ended September 30, 1995.

      The Company's subsidiary, XetaPharm, Inc., has been formed to market, on an initially modest scale, certain natural health products. It spent $125,300 for market readiness on alternative medicines and nutraceuticals in the nine months ended September 30, 1996.

      The Company's other research and development projects, both for customers and in-house research, totaled $659,600 for the nine month period ended September 30, 1996, a decrease of $270,000 or 29.0% from the same period in 1995. The single largest cause for decrease in expenses from the nine month period ended September 30, 1995 was the reduction of $513,800 in non-cash charges resulting from exercises of stock options by employees and non-employees. Excluding this non-cash expense, general research and development costs increased $278,100 as a result of additional staffing, payroll taxes, group insurance and other overhead for the nine month period ended September 30, 1996 over the same period in 1995. The Company anticipates that research and development expenditures will continue to increase for paclitaxel, as well as the development of other anticancer, antiviral and memory enhancing drugs.

      Rent, general and administrative expenses decreased $50,500 or 3.8% for the nine month period ended September 30, 1996 compared to the nine month period ended September 30, 1995, due primarily to a 1996 decrease of $523,100 in non-cash expenses related to exercised stock options by employees and consultants. This was offset by the expense of $147,800 for the settlement in April 1996 of the Ocean Marine Service claim against Dr. Pandey (described below). Legal and accounting expenses totaled $230,100 for the nine month period ended September 30, 1996 and were $33,600 or 12.7% lower than the $263,700 for the comparable 1995 period. Other general and administrative costs increased $339,300 or 72.4% to $807,800 in 1996 compared to the same period in 1995.

      The most significant item in the increase of $339,300 was trade show expenses ($75,300). This expense was related to increased marketing activities for XetaPharm and Xechem. There was no comparative cost for the same period ended September 30, 1995. Salaries and wages increased $74,700, or 52%, to $218,900. Consulting, travel, office expense and advertising increased by $43,200, $32,000, $24,500 and $23,100, respectively, and contributed to the overall Rent, General and Administrative increase in the nine month period ended September 30, 1996 compared to the same period in 1995.

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

      The Company's loss from operations totaled $2,194,500, a decrease of $488,800 or 18.2% for the nine month period ended September 30, 1996 as compared to the same period in 1995, and is primarily a result of the foregoing.

      Interest expense increased approximately $63,700 or 117.5% to $117,900 in the nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995. In the 1996 period, these expenses were the result of gap financing loaned to the Company.


Liquidity and Capital Resources; Plan of Operations

      On September 30,1996, Xechem had cash and cash equivalents of $50,800, a working capital deficit of $173,000 and stockholder's equity of $1,162,000.

      On November 19, 1996, the Company announced that it had entered into and closed the initial stage of a Stock Purchase Agreement providing for the sale of up to 55,000 shares of the Company's Class C Series 2 Convertible Preferred Stock for a purchase price of $100 per share ($5,500,000 in the aggregate) over approximately nine months. At the initial closing, The Edward A. Blech Trust purchased 5,000 shares of Series 2 Stock for $500,000. Mr. David Blech has the right under the Stock Purchase Agreement to designate the purchasers (which may include himself) to purchase an additional 5,000 shares of Series 2 Stock on or before December 2, 1996 (which right has also been assigned to the Trust); 5,000 shares on or before December 16, 1996; 7,500 shares on or before January 15, 1997; 17,500 shares on or before February 17, 1997; 10,000 shares on or before June 2, 1997; and a final 5,000 shares on or before July 15, 1997. Mr. Blech has the right to designate third party purchasers, reasonably acceptable to the Company, to purchase any and all of such shares. The Stock Purchase Agreement also provides that the Company's President and Chief Executive Officer, Dr. Ramesh Pandey, will exchange certain indebtedness of the Company owed to him and the Class B 8% Preferred Stock of the Company held by him for 13,180 shares of the Company's Class C Series 3 Convertible Preferred Stock at the January 1997 closing.

      The shares of Series 2 Stock and Series 3 Stock will be automatically converted into the Company's Common Stock upon amendment of the Company's certificate of incorporation to authorize the issuance of sufficient shares of Common Stock for such conversion (or, if later, the January 1997 closing). The conversion price of the Series 2 Stock will be $.05 per share the November 1996 and January 1997 purchases are completed, and will be $.0625 per share if such purchases are not completed. The conversion price of the Series 3 Stock will be $.0625 per share.

If such conversion is effected prior to a scheduled closing, the underlying shares of Common Stock will be acquired in lieu of acquiring shares of Series 2 Stock or Series 3 Stock. If all the Series 2 and Series 3 shares are issued and converted to Common Stock, Mr. Blech's designees will acquire 110,000,000 shares of Common Stock and Dr. Pandey will acquire 21,088,000 shares of Common Stock. The holders of the shares of Series 2 Stock or Series 3 Stock are entitled to vote with the holders of the Common Stock, casting a number of votes per share equal to the number of shares of Common Stock into which the Series 2 Stock or Series 3 Stock is convertible. Pursuant to the Stock Purchase Agreement, Dr. Pandey and Mr. Blech and his designees have agreed to vote or execute a written consent to approve such an amendment to the certificate of incorporation. The Company anticipates submitting such amendment for stockholder approval as soon as practicable. As a result of the voting rights of the Series 2 Stock, The Edward A. Blech Trust owns securities entitling it to cast approximately 49% of the aggregate votes entitled to be cast at an election of directors and Mr. Blech and his designees collectively will be entitled to cast approximately 77% of such votes if all transactions contemplated by the Purchase Agreement are completed.

      Pursuant to the Stock Purchase Agreement, the Company, Dr. Pandey, and Mr. Blech have also entered into a stockholders agreement, which, among other things: (i) generally prohibits the sale of any of Dr. Pandey's shares of capital stock of the Company for a period of 5 years, except with the consent of Mr. Blech; (ii) provides Mr. Blech and his designees with the right to sell a pro rata portion (relative to the holdings of Dr. Pandey) of any proposed sale of shares by Dr. Pandey, and a reciprocal right in favor of Dr. Pandey to sell his pro rata portion of any shares sold by Mr. Blech and his designees; (iii) requires Mr. Blech and his designees to vote for Dr. Pandey as a director of the Company, and to use his efforts to cause Dr. Pandey to remain Chairman, President and CEO of the Company; (iv) requires the Company and its directors (subject to their fiduciary duties to the Company and its stockholders) to take such actions after the January 1997 closing as Mr. Blech may request to elect his nominees to constitute a majority of the directors of the Company; and (v) provides for certain demand and piggyback registration rights in favor of Mr. Blech and his designees.

      The Company will pay a commission of $50,000 and issue an option to purchase 200,000 shares of Common Stock to the investment banking firm which introduced Mr. Blech to the Company.

      The Company has received an opinion from The Griffing Group, Inc., an independent valuation and financial advisory firm, as to the fairness of the above transactions, from a financial point of view, to the shareholders of the Company.

      It should be noted that the Company may be unable to meet its current obligations in the event Mr. Blech or his assignees fail to meet their funding obligations and other funding cannot be obtained.

      On March 29, 1995, Kensington Wells, Inc. ("KWI"), the underwriter of the Company's initial public offering, signed a letter of intent in which it agreed to act as a placement agent in a private offering of the Company's Common Stock. The offering was on a best efforts, all-or-none basis, and was subsequently amended to a minimum - maximum offering prior to the placement of any shares, and called for a closing no later than February 15, 1996. A total of $441,600 was raised, after offering costs, and the Company closed the offering on February 15, 1996. Of this total, $52,800, after offering costs, was raised in the first quarter, 1996.

      Due to the continuing need for operating funds, the Company obtained loans totaling $120,000 during the first quarter of 1996 and $30,000 in the third quarter of 1996 from four individuals not affiliated with the Company. These loans are evidenced by 10% promissory notes due one year from the dates of the loans. These loans are in addition to the $180,000 in loans received in 1995, from three different individuals under similar one year terms. In September 1996, a non-affiliated individual made two loans to the Company in the amounts of $50,000 and $65,000. Each of these loans is evidenced by a 10% and 12% (at simple interest) promissory note due six months from the dates of the loans.

      The Company's majority stockholder has also made advances to the Company. In the first quarter of 1996, the principal amount of $155,000 was advanced and is evidenced by an 8% (at simple interest) promissory note due December 31, 1996. This was in addition to $435,000 advanced in 1995 by the same individual under the same terms.

      On March 26, 1996, the Company entered into an agreement with a new placement agent for a non-public offering to issue Class C Series 1 Preferred Stock at $100 per share convertible into Common Stock, at any time following 60 days from issuance, together with demand registration rights for the Common Stock. The Class C Series 1 Preferred Stock is entitled to an 8% cumulative dividend, and must convert to Common Stock at maturity (one year following issuance). The conversion price of the Class C Series 1 Preferred Stock is subject to a floor of $1.25 per share and ceiling, as amended, of $2.75 per share. In March 1996, the Company received a gap loan of $400,000 from an entity, which converted the principal amount of the loan to Class C Series 1 Preferred Stock, with interest on the loan payable totaling 12,500 shares of the Company's Common Stock. In April 1996, the Company received $1,737,500, after commissions, from this offering.

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

      In May 1995 the Company filed a Drug Master File with the Food and Drug Administration for the Company's facilities. The Company is in the process of completing its technology validation and anticipates, but can provide no assurances, that a Drug Master File for paclitaxel will be filed in the first quarter of 1997. The Company has sufficient inventory of raw materials to produce commercial bulk paclitaxel which has a market value of approximately $2,000,000 at current prices and anticipates, but can provide no assurances, that it will commence sales of paclitaxel in the international market in the third quarter of 1997. Prior to commencing such sales, the Company must file for and obtain approvals from appropriate regulatory agencies in foreign jurisdictions. There can be no assurance that such approvals will not be delayed or subject to conditions or that the Company will be able to meet any such conditions. In addition, the Company has no experience in marketing products for human consumption and there can be no assurance that the Company will be able to successfully market its paclitaxel product in bulk, or be able to obtain satisfactory packaging of the product in single dosage vials from an independent manufacturer.

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

      On October 12, 1994, counsel for Ocean Marine requested additional information from Dr. Pandey, alleging that it would not have entered into a settlement agreement in 1992 had it known that discussions were ongoing with Regal One Corporation regarding a possible business transaction. In April 1995 Ocean Marine instituted an action against Dr. Pandey seeking to set aside the settlement agreement based upon its assertion that such discussions were not disclosed to it, and seeking remedies under applicable state and federal securities laws, including interest, attorneys fees and costs, which had cumulated over $525,000 by April 20, 1996 according to Ocean Marine, and which could include additional attorneys fees, interest and costs through the determination of such action. Dr. Pandey denied that any wrongdoing has occurred. However the Company, which had previously agreed to indemnify Dr. Pandey against liabilities to Ocean Marine, determined that it was in the Company's best interest to settle such action, given the cost of defending such action, together with the possibility, however remote, that an adverse outcome could have a material adverse effect on to the Company. In addition, the Company determined that the time and effort necessary to defend such action would detract from Dr. Pandey's ability to exert full time efforts in executing the Company's business plan. Accordingly, the lawsuit was settled in May 1996 by the agreement of the Company to pay $115,000 and to issue 25,000 shares of unregistered Common Stock to the plaintiffs, pursuant to its indemnification obligation to Dr. Pandey.

      On August 29, 1996, the Company and its then wholly-owned subsidiary, XetaPharm, Inc. ("XetaPharm"), entered into a Memorandum of Understanding (the "MOU") with Petron

International, Inc. ("Petron"), wherein Petron agreed to purchase 96 shares of common stock of XetaPharm (48.98% of the shares to be outstanding) for a total of $500,000. The MOU provided that Petron would pay for the XetaPharm shares as follows: $50,000 on or before September 5, 1996; $100,000 on September 30, 1996; $150,000 on October 30, 1996; and $200,000 on November 30, 1996. The Company had agreed to make its existing facility and personnel available to XetaPharm at a cost of $25,000 per month for twelve months ending August 31, 1997.

      After each payment, Petron would receive that number of XetaPharm shares for which full payment had been made.

      In the MOU, Petron also agreed to purchase 1,250,000 shares of the Company's Common Stock for a total of $500,000. The MOU provided that Petron would pay for the Company's shares as follows: $50,000 on or before September 5, 1996 and $50,000 on the first day of each of the following nine months. After each payment, Petron would receive that number of shares for which full payment had been made. Petron granted the Company an option to repurchase up to 250,000 of such shares any time before August 29, 1999 at a price of $0.75 per share.

      On September 5, 1996, XetaPharm and the Company each received the initial payment of $50,000. Petron defaulted on its payments of $100,000 to XetaPharm due September 30, 1996 and $50,000 to the Company due October 1, 1996.

      On October 14, 1996, the Company notified Petron that due to non-payment of amounts due under the MOU, the MOU was terminated.

      Petron now owns 125,000 shares of the Company's Common Stock and an 8.3% minority interest in XetaPharm.

      Petron subsequently advised the Company that it wished to return its purchased shares for its investment amount. The Company is evaluating whether to accept such offer, to exercise its option to purchase back the shares of the Company' Common Stock, or take other action.

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

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

        (a).Exhibits

              None

        (b).Reports on Form 8-K

              Form 8-K dated September 9, 1996, in which disclosure was made under Item 5 Other Events.

                                  SIGNATURES


            Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        XECHEM INTERNATIONAL, INC.



Date: November 19, 1996

                                      /s/  Ramesh C. Pandey
                                      Ramesh C. Pandey, Ph.D.
                                      President/Chief Executive Officer




                                       /s/ Leonard A. Mudry
                                      Leonard A. Mudry,
                                      Vice President - Finance and Operations