Form 10KSB
period 1996-12-31
XECHEM INTERNATIONAL INC
filed 1997-04-14
CIK 919611

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   Form 10-KSB

[ X ]            ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT of 1934
                   For the fiscal year ended December 31, 1996

[    ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

                         Commission File Number 0-23788

                           XECHEM INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

        Delaware                                             22-3284803
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey08901
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:                                 (908) 247-3300

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class              Name of each exchange on which registered





Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.00001 par value
                                (Title of Class)


                                (Title of Class)

    Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      YES     X   NO  ____

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

    State issuer's revenues for its most recent fiscal year.  $208,857

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $3,183,100 as of March 31, 1997.

    The number of shares outstanding of the Company's Common Stock was 86,507,839 as of March 31, 1997.

                                      INDEX

                                                                         Page
PART I
      Item 1.  Description of Business....................................  1
      Item 2.  Description of Property....................................  26
      Item 3.  Legal Proceedings..........................................  26
      Item 4.  Submission of Matters to a Vote of Stockholders............  26

PART II
      Item 5.  Market for Common Equity and Related Stockholder Matters...  27
      Item 6.  Management's Discussion and Analysis.......................  29
      Item 7.  Financial Statements.......................................  36
      Item 8.  Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure...................................  37

PART III
      Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..........  38
      Item 10. Executive Compensation.....................................  40
      Item 11. Security Ownership of Certain Beneficial Owners and Managemen43
      Item 12. Certain Relationships and Related Transactions.............  44
      Item 13. Exhibits and Reports on Form 8-K...........................  46


SIGNATURES

                                       (i)

                                    PART I

Item 1.     Description of Business.1

General

      Xechem International, Inc. ("Xechem" or the "Company") owns all of the capital stock of Xechem, Inc. (the "Subsidiary"), a development stage bio-pharmaceutical company currently engaged in research, development, and the limited production of generic and proprietary drugs from natural sources. The Company is engaged primarily in applying its proprietary extraction, isolation and purification technology to the production and manufacture of paclitaxel (commonly referred to in scientific literature as "Taxol(TM)," a registered trademark of Bristol-Myers Squibb Company ("Bristol Myers")). Paclitaxel is an anti-cancer compound used for the treatment of refractory ovarian and breast cancers. The Company has successfully isolated greater than 97% pure paclitaxel (less than one kilogram), and is preparing dosage forms of paclitaxel for stability testing submission of an Abbreviated New Drug Application (ANDA"), as well as for its facility for approval by the Food and Drug Administration ("FDA") as a bulk material manufacturing facility.

      Consistent with the Company's focus on the development and production of paclitaxel, the Company will continue to apply its expertise to research and develop other compounds, such as bleomycin and mitomycin, which no longer enjoy patent protection, but experience limited competition due to their difficulty to replicate. In addition, the Company has focused certain of its research and development efforts on the development of drugs from sources derived from Chinese and Indian folklore in the anti-cancer, anti-fungal, anti-viral (including anti-AIDS), anti-inflammatory, anti-aging and memory enhancing areas.

      The Company has also established a subsidiary, XetaPharm, Inc. ("XetaPharm"), to develop and market over-the-counter natural products such as GinkgoOnce(TM), GarlicOnce(TM), GinsengOnce(TM), Melatonin and DHEA. To date, XetaPharm has commenced only limited operations. See "XetaPharm" below.

Recent Developments

Blech Stock Purchase Agreement

      On November 18, 1996, the Company entered into and closed the initial stage of a Stock Purchase Agreement (the "Blech Purchase Agreement") with David Blech or his designees ("Blech") providing for the sale of up to 55,000 shares of Class C Series 2 Voting Cumulative Preferred Stock (the "Series 2 Preferred Shares")
--------
1 Some of the statements included in Item 1, Description of Business, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as 'the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligations to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.


      Readers should carefully review the items included under the subsection Risks Affecting Forward Looking Statements and Stock Prices as they relate to forward looking statements as actual results could differ materially from those projected in the forward looking statement.

for a purchase price of $100 per share ($5,500,000 in the aggregate), or the underlying shares of Common Stock, over approximately nine months. At the initial closing, The Edward A. Blech Trust (the "Trust") purchased 5,000 Series 2 Preferred Shares for $500,000. The Trust purchased an additional 5,000 Series 2 Preferred Shares on December 30, 1996; 5,000 Series 2 Preferred Shares on January 8, 1997; and 7,500 Series 2 Preferred Shares on February 7, 1997. The Blech Purchase Agreement was amended, effective March 27, 1997, to modify the dates for closing of other purchases of portions of the shares issuable thereunder. Pursuant to the Blech Purchase Agreement, on February 7, 1997, Dr. Ramesh Pandey, the Company's Chairman and Chief Executive Officer, exchanged certain indebtedness owed by the Company to him and the 1,070 shares of Class B Preferred Stock of the Company held by him for 13,180 shares of Series 3 Preferred Shares. Pursuant to their terms, effective February 8, 1997, the then outstanding 22,500 Series 2 Preferred Shares and 13,180 Series 3 Preferred Shares were converted into 45,000,000 and 21,088,000 shares of Common Stock, respectively. Under the Blech Purchase Agreement, as amended, Blech has the right to purchase an additional 25,000,000 shares of Common Stock on or before April 30, 1997, 20,000,000 shares of Common Stock on or before June 2, 1997, and a final 10,000,000 shares on or before July 15, 1997.

      Pursuant to the Blech Purchase Agreement, the Company, Dr. Pandey and Blech have also entered into a stockholders' agreement, which, among other things: (i) generally prohibits the sale of any of Dr. Pandey's shares of capital stock of the Company for a period of five years, except with the consent of Blech; (ii) provides Blech with the right to sell his pro rata portion (relative to the holdings of Dr. Pandey) of any proposed sale of shares by Dr. Pandey, and a reciprocal right in favor of Dr. Pandey to sell his pro rata portion of any shares sold by Blech; (iii) requires Blech to vote for Dr. Pandey as a director of the Company, and to use his efforts to cause Dr. Pandey to remain Chairman, President and chief executive officer of the Company; (iv) requires the Company and its directors (subject to their fiduciary duties to the Company and the shareholders of the Company) to take such actions as Blech may request to elect his nominees to constitute a majority of the directors of the Company (to date, Blech has not exercised such right); and (v) provides for certain demand and piggyback registration rights in favor of Blech.

      The  Company is  obligated  to pay a  commission  of $50,000 and issued an
option  to  purchase   200,000  shares  of  Common  Stock  to  Kensington  Wells
Incorporated ("KWI") for introducing Mr. Blech to the Company.

      The Company has received an opinion from The Griffing Group, Inc., an independent valuation and financial advisory firm, as to the fairness of the above transactions, from a financial point of view, to the shareholders of the Company.

Nasdaq Delisting

      Effective following the close of business on February 4, 1997, the Company's Common Stock and Common Stock Purchase Warrants (the "Warrants") were delisted from trading on the Nasdaq SmallCap Market. In its determination to delist the Company's securities, Nasdaq noted that the bid price for the Common Stock had fallen below the $1.00 per share level required for continued listing. Although the Company believed that, with the capital provided under the Blech Purchase Agreement, it had satisfied the criteria for alternative listing, namely having capital and surplus of $2,000,000 and market value of the publicly-traded shares of at least $1,000,000, Nasdaq stated that the Company's evidence of such compliance was inadequate, and that, in light of certain delays in the funding by Blech under the Blech Purchase Agreement, Nasdaq "lacked confidence" in the Company's ability to maintain compliance. In addition, Nasdaq raised concerns regarding Mr. Blech's involvement with the Company in light of a pending Securities and Exchange Commission ("SEC") investigation regarding the operations of D. Blech & Co., a broker-dealer controlled by Mr. Blech which terminated operations in 1994.

      The Company has filed an appeal of the delisting with the Nasdaq Listing and Hearing Review Committee and has been notified that the Hearing Review Committee will issue its opinion in early June 1997.

Paclitaxel and Other Anti-Cancer Agents

Paclitaxel

      Paclitaxel was developed through a program sponsored by the National Cancer Institute ("NCI") in which over 35,000 plant species were tested for anti-cancer activity. One of the plant extracts (the bark of Taxus brevifolia, commonly known as Western Yew) led to the isolation and discovery of paclitaxel. Paclitaxel has a unique anti-cancer action which blocks the replication of cancer cells. Bristol-Myers' formulation of paclitaxel (marketed under the trade name "Taxol(R)") has been approved in the United States, Canada, and other countries for use against refactory ovarian and breast cancers in patients who have failed to respond to initial chemotherapy. Paclitaxel has also shown activity against a wide variety of cancers in animals, and has been shown to be effective in humans against non-small-cell lung cancer, skin cancer and colon cancer.

      An established market exists for paclitaxel which the Company believes currently exceeds $800,000,000 per year. Additionally, as clinical experience grows, paclitaxel is expected to be approved for use in lung, head and neck cancers. Paclitaxel is also used in combination with other chemotherapy and as a sensitizer to radiation therapy. The Company believes that significant market expansion can be expected in the near term and a number of competitors produce or are developing processes to produce paclitaxel.

      The Company has isolated limited quantities (less than one kilogram) of greater than 97% pure paclitaxel which it intends to utilize in its efforts to obtain regulatory approval in the United States and foreign jurisdictions for the sale of the compound. Under the Waxman-Hatch amendment to the Food, Drug and Cosmetic Act of 1984, a five-year period of marketing exclusivity is granted to any firm which develops and obtains FDA approval of a non-patentable new molecular entity, to compensate the firm for development efforts on such non-patentable molecular entities. In connection with its development of paclitaxel, Bristol-Myers was granted such a period of marketing exclusivity, which expires on December 29, 1997, although that period may be extended. The Company intends to submit an ANDA for paclitaxel immediately upon the expiration of Bristol-Myers' period of marketing exclusivity. The Company estimates, but can provide no assurances, that FDA approval of an ANDA for paclitaxel will take six to twenty-four months. Although the Company cannot submit an ANDA for paclitaxel in the United States prior to December 29, 1997, the Company anticipates that it will have the necessary data to complete an ANDA sometime during the fourth quarter of 1997. At such time as the Company has such data, it intends to apply for regulatory approval to market paclitaxel in certain foreign countries. In addition, although there can be no assurances, the Company is considering the possibility of selling paclitaxel as "bulk raw material," processed to 97% or greater purity, but not formulated and packaged into single dosage sizes. Such sales, however, are not expected to be significant. Management believes that obtaining regulatory approval to market and distribute paclitaxel in such foreign markets will require a significantly shorter period of time than would be required in the United States, but can offer no assurance thereof. See "Government Regulation."

      In February 1996, the Company entered into an agreement (the "Sabex Agreement") with Sabex Inc., a Canadian corporation ("Sabex"), for the marketing of the Company's formulation of paclitaxel in Canada and for the packaging of bulk quantities of paclitaxel supplied by the Company into single dose quantities for sale by the Company to the rest of the world. Under the Sabex Agreement, Sabex is required to, but has not yet applied for the necessary regulatory approvals to market paclitaxel in Canada. Following receipt of such approval, the Company will furnish bulk paclitaxel to Sabex at the Company's cost. Sabex will utilize the

Company's processes to produce and package paclitaxel injectables, which will be marketed in Canada. Sabex will pay the Company a royalty of 50% of Sabex's gross profits on its Canadian sales. In addition, the Company has agreed to purchase from Sabex all of the Company's requirements for paclitaxel packaged in commercial form for sale in the United States, provided Sabex meets all United States regulatory requirements, and the rest of the world. The Company will supply bulk paclitaxel to Sabex for such purposes, at no charge to Sabex, and Sabex will package the material for a fixed fee. The Sabex Agreement will terminate on the tenth anniversary of the receipt of Canadian regulatory approval.

      In cooperation with researchers at the University of Texas MD Anderson Cancer Center ("MD Anderson"), Xechem has developed a new formulation of paclitaxel which does not contain cremophor and ethanol. Xechem believes it may ultimately have significant commercial potential. In the second quarter of 1997, Xechem will obtain a license from MD Anderson and the Board of Regents of the University of Texas (the "UT Board") for the rights to such formulation. Under the license, Xechem has the exclusive, worldwide rights to MD Anderson's and the UT Board's patent and other rights, except for certain rights of the US government and the rights of MD Anderson and the UT Board to use such rights for educational purposes. Xechem may lose the rights to such technology in countries in which it does not commence activities within five years from the date of the license. Under the license agreement, Xechem would pay MD Anderson certain milestone and similar payments, as well as a royalty of 4% of Xechem's sales of the new formulation use of paclitaxel. Xechem would also pay to MD Anderson a percentage, to be negotiated, of amounts received by Xechem from sublicensees, if any.

Bleomycin

       The Company has also focused its research and development efforts on developing the technology to produce bleomycin, an anti-cancer compound for which patent protection has expired, but for which there are currently limited sources of supply due to the difficulty of replicating the compound. Bleomycin is a fermentation product. The Company has developed a process to produce pure bleomycins, Bleomycin A2 and B2. Commercial bleomycin is a mixture of A 2 and B 2 in a fixed proportion. The Company has the capability of formulating bleomycin in various proportions and has made this available to research institutions for sale in limited quantities. The Company commenced development efforts for the use of bleomycin on humans, with a view toward submission of an ANDA. However, such efforts were substantially suspended pending funding. The Company anticipates that the capital provided under the Blech Purchase Agreement will enable the Company to restart this project in the second or third quarter of 1997.

Apotex Agreements

      On February 17, 1995, the Company entered into a series of agreements (the "Apotex Agreements") with Apotex U.S.A., Inc. and its affiliates (collectively referred to as "Apotex"), which initially provided for the joint development, manufacture and distribution of bleomycin and paclitaxel and the possible joint development of up to six additional anti-cancer compounds.

      The original Apotex Agreements contemplated an extended (99-year) joint production, warehousing and marketing arrangement through Apotex's distribution network for paclitaxel and bleomycin, as well as possible other products. Pursuant to the original Apotex Agreements, among other things, Apotex was to provide certain funding for research and development of paclitaxel and bleomycin, and the Company was to issue certain securities to Apotex, including 100,000 shares of Common Stock and warrants to purchase 500,000 shares of Common Stock, which shares and warrants were issued in February 1995. The shares issued to Apotex were subsequently publicly registered by the Company. However, Apotex did not provide any funding to the Company and the Company does not anticipate receiving any such funding.

      Accordingly, in September 1995, the Company and Apotex modified the Apotex Agreements. Under the restructured agreements, Apotex has the right to purchase, at Xechem's cost of production, up to 30% of the Company's quarterly production of paclitaxel, bleomycin and certain other products, if developed. Apotex will pay to the Company 55% of Apotex's profit on sales of such products until $5,000,000 is received plus one half of such profit thereafter. The restructured agreements have a ten year term. In addition, Apotex returned to the Company 75,000 of the 100,000 shares issued to it and also returned the 500,000 share warrant. The restructured agreements also provide that the Company has a right of first refusal to utilize available fermentation capacity of a prospective acquisition target of Apotex should it be successful in acquiring such facility.

NIH Master Agreements

      In 1993, NCI, a part of the National Institute of Health ("NIH"), selected and awarded the Company three five-year master agreements for the isolation and purification of anti-cancer and anti-AIDS agents from natural plant sources or microbial, fermentation processes.

      Master agreements are issued competitively based on criteria established by the NCI for each proposed agreement. Receipt of a master agreement does not constitute an award of a specific project, nor a grant of specific funding, to the recipient. Rather, the master agreements qualify the recipient to be one of a very small number (generally three to five) of applicants for projects within the scope of the master agreement. To date, the Company has not received any funding from these agreements.

Generic Niche Anti-Cancer Drugs

      In addition to paclitaxel and bleomycin, the Company anticipates developing its own formulations of other conventional anti-cancer agents, whose patents will expire at a time projected to coincide with the Company's formulation of such products. In some instances, the bulk raw material for such products will be readily commercially available; in other instances, such products will require independent strain development from cultures and scale up, such as in the case of bleomycin. The Company's ability to develop such additional products will be dependent, at least in part, upon the Company's ability to set aside sufficient funds to commence these sometimes lengthy projects. Due to both the niche market size and the difficulty in isolating and replicating these compounds, the Company believes that there will be limited future competition in these markets.

      Approval of the FDA will be required before the Company may market any generic niche drugs through submission of an ANDA in the United States. Opportunities may exist to market generic drugs abroad, subject to less stringent requirements in certain instances.

Other Niche Generic Drugs

      In addition to anti-cancer drugs, the Company is seeking to develop compounds for generic antifungal, anti-AIDS and cardiovascular drugs which enjoy significant market demand but are no longer subject to patent protection, to obtain ANDA approval of such drugs and to market such drugs independently or through joint ventures with other pharmaceutical firms. Management believes this will afford the Company the ability to develop one or more products in the marketplace on a faster basis than through the development of new drugs, with the concomitant regulatory hurdles.

Research and Development of Proprietary Drugs

Paclitaxel Analogs

      During the isolation and purification of paclitaxel, the Company has isolated and purified at least nine analogs of paclitaxel which have been tested in vitro in collaboration with NCI. Preliminary animal studies have shown that these analogs may have significant advantage over Taxol(R) or Taxotere(TM) in the treatment of certain cancers. The Company has filed for United States and international patents on these analogs.

Products from Natural Plant Origin (Traditional Medicines)

      In addition to its efforts to develop generic equivalents to compounds no longer enjoying patent protection, the Company is seeking to develop an efficient drug discovery program and to apply that program to the discovery, development and commercialization of new classes of pharmaceuticals. Towards this goal, the Company is seeking to develop proprietary drugs from compounds extracted from medicinal plants and marine sources, as well as diagnostic tests for determination of the presence of certain biochemical compounds and/or diseases.

      Though the pharmaceutical industry's emphasis has shifted from plant-based drug discovery to the increased screening of fermentation based and synthetic compounds, the modification of existing compounds, the generation of analogs and the utilization of biotechnology tools and techniques, the Company believes its approach of screening plants has a better chance of success in developing new drugs.

      The Company's particular focus is the development of therapeutic agents based on traditional plant medicines, especially the folklore of India and the People's Republic of China. Over the past few decades, research in these countries has developed a number of drugs from such plants. However, only a few of these drugs have been introduced into Western medicine. The Company believes it has an opportunity to use its expertise and knowledge of these agents, as well as sourcing of natural compounds, to develop pharmaceuticals that can be successfully introduced in the United States and other developed countries.

      Traditional plant medicines have been valued in various cultures throughout the ages for their therapeutic and healing properties. In recent decades, modern investigations have led to the systematic screening of thousands of plants and other natural products for a variety of biological activities. Several commercially successful pharmaceuticals based upon these medicines have exhibited activities useful in treating cancer, fungal and viral infections (including AIDS), and in retarding aging and senescence. Ethical pharmaceuticals currently in use having plant origins include: L-dopa, used for the treatment of Parkinson's disease; pilocarpine, used to treat glaucoma; quinine, used to fight malaria; and vinblastine and vincristine, used to treat certain cancers, both of which come from India and the People's Republic of China. In addition, drugs such as aspirin, ephedrine, digitalis, and paclitaxel originated from plants found in temperate regions of the world. Valuable natural-product pharmaceuticals may be derived from a variety of medicinal plants, marine sources and fermentation processes.

      Through a detailed investigation of traditional Chinese medicinal plants and herbs, Indian Ayurvedic medicines and Western pharmacological literature, the Company has selected over 600 natural products, extracts, semi-synthetic and synthetic compounds for further research and development in the areas of anti-cancer, anti- viral (including AIDS) and anti-inflammatory, cholesterol-lowering, and anti-aging/anti-senescence agents.

      All of these extracts and pure compounds are undergoing early stages of laboratory screening for activity against cancer, AIDS, infections, or other conditions. Those compounds which demonstrate significant activity will be further tested in animal studies. The Company will select those compounds which show greatest promise for further investigation and commencement of the process of submitting applications to the FDA, conducting human clinical trials, and obtaining final FDA approval. Historically in the United States, seven to ten years are needed to advance a new pharmaceutical from the laboratory to marketing. See "Government Regulation" below.

Products from Deep Sea Marine Organisms

      The Company has an agreement with the Fisheries and Aquaculture Technology Extension Center ("FATEC"), Cook College - Rutgers University wherein FATEC transfers biological materials to the Company for screening and isolation of compounds that may have anticancer, antiviral, antimicrobial, anti-HIV and immunomodulatory properties. Antimicrobial and anticancer screening assays have been developed and implemented by the Company for use with the organisms transferred by FATEC. Extracts of a number of organisms transferred by FATEC were biologically active against streptococcus infections and prostate cancer.

Product Discovery and Development Process

      The Company's drug development process involves a multidisciplinary exchange among folklore healers, ethnobotanists, natural product scientists, pharmacologists, physicians and research pharmacists. Since the Company's targeted plant material has, in certain instances, already been used for many years in humans, the Company believes that there is greater likelihood that a compound isolated from such material will work on humans and, correspondingly, that there is a decreased likelihood of toxicity. In addition, because traditional medicinal preparations are typically administered either orally or topically, they are more likely to yield pharmaceuticals that are also active orally or topically. These methods of administering a drug are product attributes viewed by the medical community as convenient and desirable.

      The Company's product discovery and development process involves four major phases: (i) folklore screening; (ii) ethnobotanical research; (iii) biological screening and isolation of active compounds; and (iv) product development.

      Folklore Screening. The Company's drug discovery process begins with fieldwork in collaboration with folklore healers who have been utilizing plant remedies used for generations by native people. The Company's scientists, as well as other scientists and non-scientists working with the Company, have participated directly in such fieldwork in India, working with local folklore healers to identify and obtain samples of plants used by such healers, and to understand the folklore applications and means of using such plants. In the People's Republic of China, this early fieldwork has largely been performed by researchers at the institutions with which the Company collaborates, and which have made their results of this fieldwork available to the Company. The Company has ongoing agreements with two scientific institutions in the People's Republic of China, which have granted the Company exclusive rights outside of the People's Republic of China with respect to certain plant extracts and synthetic compounds isolated by such institutions from traditional Chinese herbal medicines. See "Raw Material Supply" below.

      Ethnobotanical   Research.   The  Company  investigates   candidate  plant
materials with the ethnobotanists and physicians who have conducted field expeditions in the People's Republic of China and India. The ethnobotanist records the specific plants and plant parts used medicinally, the form of use (dried, brewed, fresh), duration and method of treatment, location and abundance of the plant.

      The Company prioritizes its plants by determining their anti-cancer, anti-viral, anti-fungal and memory enhancing activities. The field-derived information is also cross-checked through literature searches as to chemical constituents, previously discovered biological activity and other reported medicinal uses. In the Company's multidisciplinary environment, the ethnobotanists continue to work with other scientists after the expedition phase in the later stages of drug discovery to assist in directing activity screens.

      Biological Screening and Isolation of Active Compounds. The plants selected after folklore screening and ethnobotanical research are then extracted. The extracts are screened for specific activities in vitro. The in vitro positive extracts are tested again to confirm the activities. Those extracts which show confirmed in vitro activities are subjected to bioassay guided fractionation to isolate pure compounds. The isolated compounds are then further tested for biological activity in studies meeting Western standards. The Company is currently screening extracts and pure compounds in the anti-fungal, anti-cancer, anti-viral, anti-inflammatory and memory enhancing areas. The Company conducts certain of its screening in collaboration with the NIH and industrial laboratories.

      Product Development. Once a pure compound has demonstrated promising activity, it is subject to the same product regulatory requirements as potential drugs from other sources. These requirements include current Good Laboratory Practices ("cGLP"), Preclinical, Investigational New Drug ("IND"), Phase I, Phase II clinical trials (i.e. trials on patients), and New Drug Application ("NDA") filings with FDA. Appropriate clinical studies will be designed by the Company's product development team in consultation with regulatory, toxicology and other experts, as necessary. See "Government Regulation" below.

XetaPharm

      XetaPharm was established in 1996 to bridge the gap between pharmaceuticals and nutraceuticals. XetaPharm's principal business objective is to develop "quality" products for the consumer market. Based on meetings between the Office of Alternative Medicine, a part of NIH, and FDA, which were attended by Company scientists, the Company determined that its technological strength and agreements with Chinese and Indian institutions could assure the introduction of quality nutraceutical products. The Company has established a "Gold Leaf" Trademark for these products.

      XetaPharm is developing a limited line of over-the-counter natural products (not requiring FDA approval) for sale through health food outlets and physicians specializing in natural medicines. The Company has selected several products to be manufactured by contract manufacturers under XetaPharm trademarks. The emphasis of the products will be the natural health benefits. Initial marketing efforts commenced in the second quarter of 1996. XetaPharm has introduced five products to date. There can be no assurances as to the level of success for this program. XetaPharm's marketing efforts and sales have been limited, due to the financial constraints of the Company. The Company is evaluating its long term commitment which includes continued investment in sales and marketing, limited investment to product development for other companies or divestiture of XetaPharm.

Technical and Consulting Services

      In addition to its research, development and production activities, the Company, to a limited extent, provides technical and consulting services to pharmaceutical and chemical product companies, as well as to companies in the food, cosmetic, and household product industries. The Company's microbiologists can perform tests such as potency assays for antibiotics and vitamins, microbial counts for pharmaceuticals, water, cosmetics and toiletries, and mutagenic studies of pharmaceuticals. The Company's chemists can provide tests such as infrared, ultraviolet and gas chromatography analysis of pharmaceuticals, chemical analysis of vitamins, and high performance liquid chromatography analysis of pharmaceuticals and cosmetics.
 Many of these tests are standardized tests required to obtain approval of products by FDA or the U.S. Environmental Protection Agency.

      The Company also consults with, and assists, clients in their development and improvement of pharmaceuticals. The Company assists clients in developing and validating methods and protocols for researching and producing pharmaceuticals and other products. Technical and consulting services are not the Company's principal focus and are not expected to have a material impact on the Company's operations.

      Although the Company stresses quality control in its technical and consulting services, the Company may face professional liability as a result of its service work. The Company does not maintain, and does not currently intend to obtain, insurance against such liabilities.

Other Areas

Small Business Innovative Research

      To obtain funding from alternative sources, the Company is actively submitting Small Business Innovative Research ("SBIR") Phase I grant proposals to various government agencies for certain of its drug development research projects. A governmental agency may award a firm up to a maximum of $100,000 for SBIR Phase I work. From various proposals made in 1996, the Company has received an award of $86,700 for a research project related to screening paclitaxel plant cell cultures entitled Enhanced Xechem Integrated Screening Techniques (EXIST(TM)).

Hexoid Plate

      The Company has developed a microbial diagnostic Hexoid(R) plate assay useful in rapid screening of microbial infections and antibiotic activity. The test allows a researcher to conduct several different tests simultaneously and inexpensively. This test, used in evaluating microbial infections, could replace bulky, cumbersome and expensive laboratory testing equipment presently in use. The Company believes that applications exist in identification and characterization of microorganisms in clinical and veterinary specimens (e.g. urine, blood, sputum), in water samples, in cosmetics and for pesticide detection and biocide evaluation.

      Dr. Pandey has filed the patent applications relating to the Hexoid(R) plate. See "Patents and Proprietary Technology" below. Further development will be required before the Hexoid(R) plate can be marketed. In addition, although the Company believes certain governmental approvals will be required to market the Hexoid(R) plate, the Company has not yet determined the regulatory process which will be applicable to the Hexoid(R) plate. There can be no assurance as to whether or when the Company will be able to obtain necessary regulatory approvals or market the Hexoid(R) plate successfully.

Manufacturing

      The Company conducts its pilot-scale manufacturing of its potential products (other than nutraceuticals) under current Good Manufacturing Practices ("cGMP"). Management believes that its in-house pilot plant facility has adequate capacity to manufacture a limited quantity of bulk drugs for sale. The Company also plans to continue its in-house manufacturing of bulk paclitaxel for sale abroad, once necessary stability testing is completed, subject to compliance with applicable regulatory requirements. It is anticipated that no such sales will be made prior to the fourth quarter of 1997, although there can be no assurance that any such sales will occur.

The Company has entered into the Sabex Agreement to provide for the processing of bulk paclitaxel produced by the Company into finished dosage packaged form. See "Paclitaxel and Other Anti-Cancer Agents" above.

      The Company is seeking other collaborative partners for certain of its proposed products if and when such products are ready for marketing for wide clinical use. To the extent that manufacturing is not performed by collaborative partners, the Company intends to lease commercial-scale manufacturing facilities or utilize third party facilities as the needs arise and financing therefor is available. There can be no assurance that such facilities will be available on commercially acceptable terms, that such facilities will be adequate for the Company's long-term needs, or that financing for such facilities will be available on terms satisfactory to the Company, if at all.

      XetaPharm products are currently produced to Company specifications by two contract manufacturers. If XetaPharm's sales volume increases sufficiently and financing is available on terms satisfactory to the Company, the Company may consider establishing its own manufacturing site.

Marketing

      The Company's initial potential products are targeted at the anti-cancer, anti-viral, and anti-fungal markets. Although there can be no assurances, the Company anticipates selling paclitaxel, as well as possibly certain other compounds, in Canada through Sabex and on a nonexclusive basis through its restructured agreements with Apotex. The Company is seeking corporate alliances with large pharmaceutical companies for some of its programs in order to take advantage of such companies' abilities to reach broad-based markets. There can be no assurance that the Company will be able to enter into such collaborative agreements. If the Company decides to conduct any direct marketing of its potential products, there can be no assurance that the Company will be successful in establishing a successful in-house marketing and sales force or that sufficient financing will be available to develop its marketing and sales capabilities.

      XetaPharm anticipates selling its nutraceutical product line through health food stores and pharmacies. The marketing of these products will be through print, radio and television advertising and trade publications. XetaPharm has no in-house marketing and sales force at this time and is seeking to establish alliances with distributors, as well as marketing firms, to promote its product line.

Patents and Proprietary Technology

      The Company's policy is to seek patent protection aggressively and enforce all of its intellectual property rights. Dr. Pandey was issued a patent in 1992 for purifying Dermostatin A and B, the rights to which have been assigned to the Company. A second patent, related to the method for separating and purifying antifungal polyene macrolide antibiotics, was granted to Dr. Pandey in 1993 and assigned by Dr. Pandey to the Company. Dr. Pandey has filed the United States patent applications (which patents will be assigned to the Company, if issued) for the development of the Hexoid(R) plate. The Company has also filed several United States patent applications and foreign counterparts in the areas of paclitaxel isolation and purification, paclitaxel analogs and plant tissue culture (which also will be assigned to the Company).

      No assurance can be given that any patent held by, issued to, or licensed by, the Company will provide protection that has commercial significance. Furthermore, no assurance can be given that the Company's patents, if issued, will afford protection against competitors with similar compounds or technologies, that others will not obtain patents which make claims similar to those covered by the Company's patent applications, or that the patents of others will not have an adverse effect on the ability of the Company to conduct its business.

      In addition to seeking protection for patents and licenses, the Company relies on trade secrets to maintain its competitive position. The Company has adopted and adheres to procedures for maintaining the proprietary aspects of its trade secret and know-how information. No assurance can be given, however, that these measures will prevent the unauthorized disclosure or use of such information.

Trademarks

      The Company maintains trademark rights to Xechem(R) and Hexoid(R) and may adopt other trademarks for its potential products. The Company had planned to market paclitaxel under the trademark Paxetol(TM), although Sabex and Apotex may use other trademarks. However, registration of Paxetol(TM) in United States and Canada has been opposed by Smithkline Beechan P.L.C. ("SKB") based on SKB's registered Paxil(R) mark for use with a dissimilar product. The Company is reviewing this claim with counsel and has not determined a course of action as of this date. The Company may seek to register other existing or future trademarks. The Company is not aware of any competitive uses of trademarks similar to the Company's existing trademarks, other than as claimed by SKB, which may interfere with the Company's use of its trademarks.

      XetaPharm maintains trademark rights to GarlicOnce(TM), GinsengOnce(TM) and GinkgoOnce(TM), for which federal registration is being sought. XetaPharm may adopt other trademarks for use with its potential products.

Raw Material Supply

      Initially, the Company obtained the raw material for paclitaxel from domestic sources. In September 1994, the Company entered into a three-year agreement with Guizhou Fanyu Pharmaceutical Co. Ltd. ("Guizhou") for Guizhou to supply to the Company partially processed raw material for paclitaxel. Pursuant to that Agreement, the Company purchased 2.5 kilograms of at least 50% crude paclitaxel (i.e., paclitaxel already extracted from the bark) from Guizhou during 1995 and 2.5 kilograms in 1996. The Company's obligation was to purchase a minimum of four kilograms in the year 1996. Due to its financial condition, the Company was unable to make the minimum purchases. Guizhou has agreed to continue to work with the Company as a supplier of crude paclitaxel. Guizhou provided the Company with the necessary material to prepare the Drug Master File ("DMF") for submission to the United States FDA establishing the origin and processing of the raw material which the Company needed in connection with its preparation of an ANDA on paclitaxel and for its compliance files once it engages in production of the drug. Guizhou has provided such materials exclusively to the Company during the term of the agreement. The Company is not obligated to make any minimum purchases after it fulfills its initial purchase obligation; however, if the Company purchases at least twelve kilograms of crude paclitaxel within the initial three-year term of the agreement, the Company will have the right to extend the agreement for an additional three-year period.

      Should the agreement with Guizhou be terminated or not extended, the Company not purchase sufficient quantities of paclitaxel pursuant to the Guizhou agreement to meet its current needs, or the Company determine to produce paclitaxel in larger quantities than presently planned, the Company is negotiating with two suppliers in China and two suppliers in India for the crude paclitaxel material or its precursor. The Company currently imports the plant materials for its products under development primarily from the People's
Republic  of China  and  India.  A  continued  source of plant  supply  from the
People's Republic of China and India, as well as a supply of the raw material for paclitaxel, is subject to the risks inherent in international trade. Those risks include unexpected changes in regulatory requirements, exchange rates, tariffs and barriers, difficulties in coordinating and managing other foreign operations, potentially adverse tax consequences and possible problems associated with DMF data. There can be no assurance of a continual source of supply of these materials. Interruptions in supply or material increases in the cost of supply could have a material adverse effect on the Company's financial condition and results of operations.

      As  paclitaxel  is derived from the  extraction  and  purification  of raw material (bark), the manufacture of paclitaxel is contingent upon the availability of raw material. There are limited sources of paclitaxel bark worldwide, and certain of such sources are under contract with Bristol-Myers and other competitors. In addition, the gathering season for paclitaxel in certain regions (e.g., the Pacific Northwest) is limited to certain times of the year, and harvesting must be arranged in advance. While management believes it will be able to obtain its required quantities of paclitaxel in the foreseeable future at reasonable prices, there can be no assurances that its current source of supply or others will be able to supply the same.

      The Company has entered into agreements with two Chinese institutions for the supply of plant extracts and synthetic compounds. The Company is committed to spend $150,000 for extracts and compounds under these agreements over five-year terms. In addition, the Company will have to pay royalties, to be negotiated, if it develops and markets any products based on these materials.

      The Company currently also receives a supply of plant extracts from India through an agreement with the International Institute of Ayurveda ("IIA"). Dr. Pandey and his brothers incorporated a corporation in India ("Xechem India") which is seeking to obtain contracts for dependable supplies of plants and other raw materials from India. Based on its discussions with Indian sources for such materials, the Company believes that an Indian corporation will be able to obtain such contracts on significantly better terms than would a United States-based corporation. Xechem India may also conduct certain research, manufacturing, and marketing activities in India. Dr. Pandey has transferred his interest in Xechem India to the Company in exchange for the Company's reimbursement to him of the organizational expenses (approximately $5,000). The Company does not currently intend to invest significant additional amounts in Xechem India. It is anticipated that Xechem India will seek financing from Indian sources, including, in particular, individuals or organizations which will be active in Xechem India's business, which may dilute the Company's interest in Xechem India. It is anticipated that Xechem India will make available to the Company the materials Xechem India obtains. The Company has adopted a policy that all transactions with affiliates shall be on terms no less favorable to the Company than could be obtained from an unaffiliated party and must be approved by a majority of the Company's independent directors. Such policy specifically applies to any transaction between the Company and Xechem India if and so long as Dr. Pandey or any of the members of his immediate family own 10% or more of the capital stock of Xechem India. However, if the Company does not control Xechem India, there can be no assurance that Xechem India will make such materials available to the Company, or that it will not make such materials available to competitors of the Company. In addition, if the Company does not control Xechem India, there can be no assurance that Xechem India's research, development, manufacturing, and other activities will be of benefit to, or would not be competitive with, the Company.

      The Company is also exploring the possibility of plant tissue culture and semi-synthesis of paclitaxel from its precursor. The Company has spent minimum efforts in this area at this time. When it is economically advantageous and technically feasible to semi-synthesize paclitaxel rather than extract it from plant material, the Company expects it will utilize large-scale semi-synthesis to obtain a sufficient supply of paclitaxel to satisfy its requirements. There can be no assurance that the Company will be successful in semi-synthesizing any of such products. It should be noted that several companies have obtained patents for the production of paclitaxel through tissue cell culture growth, rather than the gathering of the bark or the needles from yew trees in the wild or under cultivation. To date, such processes have not been commercialized on a wide scale. However, if such commercialization is effected, the Company may be unable to acquire raw material at a competitive cost if it is unable to license or develop similar technology.

Competition

Pharmaceuticals

      Competition in the pharmaceutical industry is extremely intense. The principal factors upon which such competition is based include marketing, distribution, price, therapeutic efficacy, side effect, profile, ease of use, safety, physician acceptance, and patient compliance. Many treatments exist for cancer, viruses, and fungi, and additional therapeutics are under development, including other naturally-sourced pharmaceuticals.

      Most competitors, one of which currently dominates the paclitaxel market (Bristol-Myers), have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources, and experience than the Company. In addition, these companies have vastly greater resources for the production and distribution of pharmaceuticals following development and regulatory approval. These companies may represent significant long-term competition for the Company. The Company's competitors may succeed in developing products that are more effective or less costly than any that may be developed by the Company, or that gain regulatory approval prior to the Company's products. Bristol-Myers is already marketing paclitaxel commercially in the United States, Canada and certain other countries for treating refractory ovarian cancer and refractory breast cancer. In addition, other companies have competitive products that are in more advanced stages of clinical testing than the Company's paclitaxel. The Company also expects that the number of market entrants, and thus the number of its competitors and potential competitors, will increase as more paclitaxel products receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these entrants may be more successful than the Company in manufacturing, marketing and distributing its products. In addition, the Company understands that: (i) in October and December 1993, Napro Biotherapeutics, Inc. ("Napro") filed a confidential DMF containing certain of Napro's proprietary manufacturing processes with the FDA and the Australian Therapeutic Goods Administration (the "TGA"), Australia's equivalent of the FDA, relating to Napro's manufacture of paclitaxel, and that Napro has been selling certain quantities of paclitaxel in Australia; and (ii) Rhone Poulenc has developed a paclitaxel analogue trademarked as "taxotere," which has similar but different properties to paclitaxel, has been selling the product in Europe, and in 1996 received approval to sell taxotere in the United States.

      There can be no assurance that developments by other pharmaceutical companies will not render the Company's products or technologies obsolete or noncompetitive or that the Company will be able to keep pace with technological developments of its competitors. The Company believes that some of its competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by the Company. These competing products may be more effective and less costly than the products developed by the Company.

Nutraceuticals

      The health food and nutritional product industries in which XetaPharm operates are extremely competitive, both internationally and in the United
States. XetaPharm faces substantial competition to each of its products. Competitive factors include quality, price, style, name recognition and service. As a new entrant in these markets, XetaPharm has not established name recognition and its competitive position cannot yet be known. XetaPharm will primarily compete with health-aid companies, specialty retailers, mass merchandisers, chain drug stores, health food stores and supermarkets. Many of such companies have trademarked products known worldwide. XetaPharm will also compete with companies which manufacture and distribute non-branded (generic) products. Many competitors have substantially greater financial, distribution, marketing and other resources than XetaPharm and have achieved significant name recognition and goodwill for their brand names. There can be no assurance that XetaPharm will be able to successfully compete with these companies when marketing its products.

Government Regulation

      The research and development, manufacture, and marketing of the Company's potential products are subject to substantial regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of the Company's potential products. Historically in the United States, it takes seven to ten years to advance a new pharmaceutical from the laboratory to the time when it can be marketed.

      Prior to marketing any pharmaceutical products for other than research purposes, the Company must prepare and submit a DMF to the FDA to obtain overall approval of the facility as a manufacturer of pharmaceuticals. Thereafter, the process required by the FDA before any of the Company's potential new pharmaceutical products may be marketed in the United States generally involves the following: (i) preclinical laboratory and animal tests; (ii) submission of an Investigational New Drug ("IND") application which must become effective before clinical trials may begin; (iii) well-controlled human clinical trials to establish the safety and efficacy of the proposed drug in its intended indication; and (iv) FDA approval of a New Drug Application ("NDA"). If the drug or compound utilized in the product has been previously approved for use in another dosage form, the approval process is similar, except that certain preclinical toxicity tests normally required for the IND may be avoided through the use of an ANDA.

      Clinical trials are typically conducted in three sequential phases which may overlap. Phase I involves the initial introduction of the drug into healthy human subjects where the product is tested for safety, dosage tolerance, absorption, metabolism distribution and excretion. Phase II involves studies in a limited patient population to: (i) determine the efficacy of the product for specific, targeted indications; (ii) determine dosage tolerance and optimal dosage; and (iii) identify possible adverse effects and safety risks. When Phase II evaluations demonstrate that the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dose ranging and clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites. The FDA or the sponsor may suspend clinical trials at any point in this process if either entity concludes that clinical subjects are being exposed to an unacceptable health risk, or for other reasons.

      The results of product development, preclinical studies, and clinical studies are submitted to the FDA as part of a NDA for approval of the marketing and commercial shipment of the product. The FDA may deny a NDA if applicable regulatory criteria are not satisfied, or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Once issued, a product approval may be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and it has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

       Under the Waxman-Hatch amendment to the Food, Drug and Cosmetic Act of 1984, a five-year period of marketing exclusivity is granted to any firm which develops and obtains FDA approval of a non-patentable new molecular entity, to compensate the firm for development efforts on such non-patentable molecular entities. In connection with its development of paclitaxel, Bristol-Myers was granted a period of marketing exclusivity, which expires on December 29, 1997, although that period may be extended. Management believes some, but not all, foreign countries have given Bristol Myers exclusive rights to market the compound. The Company intends to submit an ANDA for paclitaxel immediately upon the expiration of Bristol-Myers' period of marketing exclusivity. The Company estimates, but can provide no assurances, that FDA approval of an ANDA for paclitaxel will take six to twenty-four months. Although the Company cannot submit an ANDA for paclitaxel in the United States prior to December 29, 1997, the Company anticipates that it will have the data necessary to complete an ANDA sometime during the fourth quarter of 1997. At such time as the Company has such data, it intends to apply for regulatory approval to market paclitaxel in certain foreign countries. Management believes that obtaining regulatory approval to market and distribute paclitaxel in certain foreign markets will require a significantly shorter period of time than would be required in the United States, but can offer no assurance thereof.

      Each drug product manufacturing establishment that supplies drugs to the U.S. market must be registered with, and approved by, the FDA prior to commencing production, and is subject to biennial inspections by the FDA for cGMP compliance after a NDA or an ANDA has been approved. In addition, drug product manufacturing establishments must meet applicable state and local standards.

      In nutraceuticals, the processing, formulation, packaging, labeling and advertising of XetaPharm's products will be subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission, and the Consumer Product Safety Commission, among others. These activities will also be regulated by the Hatch-Harkin Dietary Supplement Health and Education Act of 1994 and by various agencies of the states and localities in which the Company's products will be sold. The Company intends to, and believes that it will be able to, comply with these laws and regulations in all material respects.

Environmental Regulation

      In connection with its research, development and manufacturing activities, the Company is subject to federal, state, and local laws, rules, regulations, and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling, and disposal of certain materials and wastes.
Although the Company believes that it has complied with these laws and regulations in all material respects and the Company has not been required to take any action to correct any noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with health and safety regulations in the future. The Company's research and development involves the controlled use of hazardous materials, chemicals, and microorganisms. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulation, the risk of accidental contamination or injury from these materials cannot be completely eliminated. This risk is less when handling anti-cancer compounds. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

Employees

      As of March 31, 1997, the Company had 30 employees. Of these employees, 25 are dedicated to research, development, manufacturing and regulatory compliance. Eleven of the Company's employees hold doctorate degrees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes all relations with its employees are satisfactory.

Scientific Advisory Board

      The Company has established the Scientific Advisory Board ("SAB") which consists of scientists, researchers, and clinicians with recognized expertise in the Company's areas of research. Certain members of the SAB are asked from time to time to review the Company's research programs, advise with respect to technical or clinical matters, and recommend personnel. The Company has granted options to the members of the SAB to purchase an aggregate of 63,000 shares of Common Stock at an exercise price of $.01 per share. In addition, SAB members will be entitled to reimbursement for out-of-pocket costs incurred by them in performing their advisory activities. The following are the members of the SAB:

      Elias J. Anaissie, M.D., is a Professor of Medicine and Chief of the Section on Oncologic Emergency, a Division of Hematology and Oncology, at the University of Arkansas School of Medical Sciences. Before joining the University of Arkansas, Dr. Anaissie was an Associate Internist and Associate Professor of Medicine in the Section of Infectious Diseases, Department of Medical Specialties, at the University of Texas System Center M.D. Anderson Hospital and Tumor Institute.

      Nitya Anand Ph.D., F.N.A., is a Scientist Emeritus at the Central Drug Research Institute in Lucknow, India, of which he was the Director between 1974 and 1984. He was previously the Senior Scientist of the Indian National Science Academy. Dr. Anand has been involved in medicinal science research for over 40 years, during which he has worked in the areas of drug design, drug synthesis, mode of action, and metabolism of drugs, and in evolving new approaches to therapeutics. Dr. Anand received his Ph.D. from Bombay University in 1948 and from Cambridge University in 1980.

      Brian Arenare, M.D., is also a director of the Company. See Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act.

      Joan Wennstrom Bennett, Ph.D., is a professor in the Department of Cell and Molecular Biology at Tulane University and is a Collaborator with the
Southern Regional Research Laboratory in New Orleans.  Dr. Bennett is a Past
 President of the American Society for Microbiology and a past Vice President of the British Mycological Society. She has edited five books, published over 95 research papers, chapters, and reviews, and has served on a number of editorial and other professional boards.Dr. Bennett received her Ph.D. from the
University of Chicago in 1967.

      William T. Bradner, Ph.D., is an Adjunct Professor for the Departments of Chemistry and Biology at Syracuse University and is also the President of Research Advisors, an independent consulting firm. Dr. Bradner has published over 194 articles, book chapters, abstracts, and patents.  He was previously
 Director of
Administration and Deputy Director of Preclinical Anti-Cancer Research at
 Bristol-Myers.  Dr. Bradner received
his Ph.D. from Lehigh University in 1952.

      Geoffrey A. Cordell, Ph.D., is a Professor and Department Head of the Medicinal Chemistry and Pharmacognosy and since May 1992 has been the Interim Dean of The College of Pharmacy at the University of Illinois at Chicago. He has lectured throughout the world on the isolation of biologically active natural products and has received various fellowships and awards. He has published over 310 scientific papers. He received his Ph.D. from the University of Manchester in 1970.

      Sukh Dev, Ph.D., D.Sc., F.N.A., is a Research Scientist and Professor at Delhi University and has for more than 40 years studied the organic chemistry of natural products and Ayurvedic medicinal plants. He has held Research Professorship at the Indian Institute of Technology in Delhi (1988 - 1992), Director of the Malti- Chem Research Center in Baroda, India (1974 - 1988) and has been a Visiting Professor at the Stevens Institute of Technology, the University of Georgia, and the University of Oklahoma. He has published over 350 scientific papers, books, and chapters and holds over 50 patents. He received his Ph.D. and D.Sc. from the Indian Institute of Science in 1948 and 1960, respectively.

      Sun Han-Dong, Ph.D., is a professor at the Kunming Institute of Botany, the Academy of Sciences of China. He was previously the Director of the Kunming Institute of Botany. Dr. Han-Dong is known for his academic achievements on ent-kauranoids, cumarins, and phenolic constituents from lichens. He has published over 150 papers and received ten awards in the People's Republic of China for his research achievements, including the Second and Third Award of Science and Technology of Yunnan Province and the First Award of Science and Technology of Kunming City.

      Allen I. Laskin, Ph.D., is President of Laskin/Lawrence Associates. He has previously served as the Vice President of Research and Development and Chief Scientific Officer of Ethigen Corporation and President of Matrix
Research Laboratories.  Among his honors, Dr. Laskin has received the Charles
 Thom Research Award, presented by the Society for Industrial Microbiology.
  His work in microbial transformations of steroids led to two dozen patents and a number of publications while working at the Squibb Institute for Medical
Research between 1962 and 1969. Dr. Laskin is Senior Editor of The Journal of Industrial Microbiology and Co-Editor of Advances in Applied Microbiology.
  Dr. Laskin received his Ph.D. from the University of Texas in 1956.

      Zhang Li-He, Ph.D., is a Professor and Dean of the School of Pharmaceutical Sciences at Beijing Medical University of the People's Republic of China. He has studied for over two decades the chemistry of nucleosides, nucleotides, and anti-tumor and anti-viral drugs and has published over 85 scientific papers in these areas. He has been a recipient of the National Scientific Research Excellence Award from the Science and Technology Commission of the People's Republic of China and the Science and Technology Prize of Beijing from the Beijing Government. He received the Otani Prize and an honorary Ph.D. from Hoshi University, Japan in 1988 and 1990, respectively.

      Renuka Misra, Ph.D., is currently the Director of Natural Products at the Company and she is a research scientist/consultant at NIH engaged in the study of natural products, including Ayurvedic plant substances and their anti-aging and memory enhancing activities. She has studied the chemistry of bioactive natural products for over two decades. She previously worked at a number of research centers including the University of Nebraska, North Carolina State University, the University of Toronto, the University of Illinois, John Hopkins University and the NCI-Frederick Facility. Dr. Misra received her Ph.D. from the National Chemical Laboratory, Poona, India in 1965.

      Lester A. Mitscher, Ph.D., is also a director of the Company. See Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act.

      George J. Picha, M.D., Ph.D., F.A.C.S., has been Chairman of the Board of American Medical Technology, Inc., a manufacturer of medical devices, since January 1993, and was its President from 1979 to January 1993. He has also served as a consultant to Baxter Healthcare Corporation and to Dow Corning
Corporation since 1988. Dr. Picha previously served as Assistant Clinical Professor of Plastic and Reconstructive Surgery and Adjunct Assistant Professor of Biomedical Engineering at Case Western Reserve University from 1982 to 1985. He received his Ph.D. in 1975 and his M.D. in 1980 from Case Western Reserve University.

      Otto  J.  Plescia,  Ph.D.,  Professor  Emeritus  of  Immunology,   Waksman
Institute,  Rutgers  University,  is  currently  Adjunct  Professor  of  Medical
Microbiology & Immunology at the University of South Florida, College of Medicine, Tampa, Florida. His main research interests relate to the pathogenesis of virus and cancer induced immunodeficiency, and the development of immunomodulating drugs to treat such immunodeficiencies. He has served on the Advisory Boards of several immunological journals, is a member of the American Association of Immunologists and other professional societies, and has published extensively on the subject of acquired immunodeficiency. He received his Ph.D. from Cornell University in 1947.

      C. L. Propst, Ph.D., is the Executive Director of the Center for Biotechnology and Applied Science and the Director of the Graduate Program in Biotechnology at Northwestern University. She previously served as
President and Chief Executive Officer of Affiliated Scientific, Inc., a privately held health care and biotechnology service company.
 She has also served as Corporate Vice President, Research and Development Worldwide for Flow General, Inc., as Divisional Vice President of Research and Development for Ayerst Laboratories, and Head of Microbial and
 Molecular Biology Research Division for Abbott Laboratories.
  Dr. Propst received her Ph.D.
from Yale University in 1973.

The Reorganization

      Between December 21, 1992 and August 4, 1993, Regal One Corporation ("Regal One"), the Subsidiary, Dr. Pandey, and Regal One's Chairman of the Board entered into a series of agreements and instruments (collectively, the "Prior Agreement") providing for or contemplating, among other things: (i) a private placement of securities of Regal One (the "Regal One Private Placement"); (ii) the acquisition by Regal One of the Subsidiary; and (iii) a public offering of securities of Regal One to be consummated contemporaneously with the completion of such acquisition. As contemplated by the Prior Agreement, during 1993, Regal One sold 1,249,000 shares of its common stock (the "Regal One Shares") and loaned a portion of the funds raised to the Subsidiary.

      In January 1994, KWI, which had acted as placement agent in the Regal One Private Placement, informed Regal One and the Subsidiary that KWI was unable to continue efforts toward such public offering. Therefore, pursuant to the Prior Agreement, the Subsidiary terminated the Prior Agreement and commenced discussions with KWI concerning a possible public offering by the Subsidiary or a holding company. This led to the transfer of the Subsidiary's stock to the Company and a subsequent public offering (the "Public Offering") by the Company in April 1994.

      Following termination of the Prior Agreement, the Company and the Subsidiary entered into a settlement agreement (the "Settlement Agreement") with Regal One. Pursuant to the Settlement Agreement, at the closing of the Public Offering, the Company paid $250,000 in cash and issued 60,000 shares of Common Stock to Regal One. The Company also entered into certain agreements with the purchasers of the Regal One Shares pursuant to which, at the closing of the Public Offering, the Company exchanged one share of Common Stock for each Regal One Share. The Company also placed into escrow an additional 136,500 shares of Common Stock (the "Escrow Shares"), which were offered to certain Regal One stockholders who had acquired shares of Regal One common stock in private placements in 1992 in exchange for their Regal One Shares. All the Escrow Shares have been so exchanged. Pursuant to the Settlement Agreement, the Company returned to Regal One all Regal One Shares acquired in the exchanges.

      On April 25,1994, Dr. Pandey exchanged the capital stock of the Subsidiary for 2,800,000 shares of the Company's Common Stock, 2,500 shares of the Company's Class A Preferred Stock (with supermajority voting rights of 1,000 votes per share), and options (the "Pandey Options") to purchase 707,000 shares of Common

Stock at a price of $0.01 per share. The Pandey Options will expire ten years from issuance and will become exercisable: (i) as to 130,000 shares, if, for any fiscal year, the Company's income from operations before taxes exceeds $2,000,000; (ii) as to an additional 205,000 shares, if, for any fiscal year, the Company's income from operations before taxes exceeds $5,000,000; and (iii) as to the final 372,000 shares, if, for any fiscal year, the Company's income from operations before taxes exceeds $7,500,000. The Pandey Options are non-qualified options under the Internal Revenue Code of 1986, as amended. The Pandey Options also have certain piggyback registration rights.

      In addition, on April 25, 1994, Dr. Pandey exchanged $107,000 of indebtedness of the Subsidiary for 1,070 shares of the Company's Class B Preferred Stock and $517,451 of indebtedness of the Subsidiary (including interest accrued through April 26, 1994) for a note of the Company in the same principal amount which bears interest at the rate of 8% per annum and matures five years after issuance. As of the date hereof, such note and all of the Class B Preferred Stock have been converted into Common Stock. See "Blech Stock Purchase Agreement" above.

      In connection with its acquisition of the Subsidiary, the Company assumed the Subsidiary's obligations under a Stock Plan, as a result of which it has issued options to employees, directors, and members of the SAB to purchase 158,000 shares of Common Stock at an exercise price of $.01 per share. KWI received options to purchase 550,000 shares of Common Stock at an exercise price of $.01 per share, and demand registration rights with respect to such shares. Such options have been exercised and the underlying shares have been publicly registered and sold.

      In addition, the Company entered into agreements pursuant to which: (i) indebtedness of the Subsidiary in the amount of $120,000 was converted into 125,000 shares of Common Stock; (ii) indebtedness of the Subsidiary in the amount of $125,000 was converted into a note of the Company, which has since been paid, and issuance to the lender of options to purchase 100,000 shares of Common Stock for $.01 per share; and (iii) the Company assumed obligations of the Subsidiary with respect to $395,000 of other indebtedness and issued to the lenders thereof options to purchase an aggregate of 155,000 shares of Common Stock at an exercise price of $.01 per share.

Risks Affecting Forward Looking Statements and Stock Prices

      In addition to those matters already set forth in Item 1, Description of Business and Item 6, Management's Discussion and Analysis, the following may result in the Company not achieving certain results included in any statement that may be considered a forward looking statement and affect the trading price of the Company's Common Stock and Warrants. The Company cautions the reader that the following risk factors may not be exhaustive.

Nasdaq Delisting

      Effective following the close of business on February 4, 1997, the Company's Common Stock and Warrants were delisted from trading on the Nasdaq SmallCap Market. See "Recent Developments--Nasdaq Delisting." Although the Company has filed an appeal of the delisting with the Nasdaq Listing and Hearing Review Committee, the Company cannot predict whether such appeal will be successful.

      Unless the Company's appeal of the delisting is successful, or the Company is able to obtain a listing of its securities on a national securities exchange, the trading market for the Company's securities will be limited to the "pink sheets" and the OTC Bulletin Board. So long as the Company's Common Stock is not listed on

Nasdaq or any exchange and the bid price for the Common Stock remains below $5.00 per share, the Common Stock and Warrants would be subject to additional federal and state regulatory requirements. Among other things, broker-dealers would be required to satisfy special sales practice requirements, including making individualized written suitability determinations and receiving any purchaser's consent prior to any transaction in the Company's securities. Also, the Company's securities would be considered "penny stocks," which requires additional disclosures in connection with trades in the Company's securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such restricted market and additional regulatory requirements may limit the liquidity of the Company's securities, as well as adversely affect the ability of the Company to raise additional financing through issuances of its securities.

Volatility of Stock Price

      The securities of bio-technology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the companies' operating performance. Announcements of technological innovations for new commercial products by the Company or its competitors, developments concerning proprietary rights or general conditions in the bio-technology and health industries may have a significant effect on the Company's business and on the market price of its securities. Sales of a substantial number of shares of Common Stock by existing security holders could also have an adverse effect on the market price of the Company's securities. In the past twelve months, the Company's Common Stock has declined from approximately $8.00 per share to present values ($.125 to $.50 per share).

Control by Blech

      As of March 31, 1997, Blech beneficially owns 45,000,000 shares of Common Stock, or approximately 52% of the 86,507,839 shares of issued and outstanding Common Stock (entitling Blech to cast 50.6% of the aggregate votes entitled to be cast by all stockholders in election of directors). As a result, Blech owns or controls a sufficient number of shares of Common Stock to control the business and affairs of the Company, including, but not limited to having sufficient voting power to control the election of the Board of Directors of the Company and, in general, to substantially determine the outcome of any corporate transaction or other matters submitted to the stockholders of the Company for approval, including mergers, consolidations or the sale of substantially all of the Company's assets or preventing or causing a change in the control of the Company. In addition, under the Blech Purchase Agreement, the Company and its current directors have agreed, subject to their fiduciary duties, to take such actions as Blech may request to cause his nominees to be elected to the Board of Directors, which may enable Blech to exercise control over the Board more quickly than he otherwise could. In addition to Blech's ability to control the affairs of the Company, Blech's potential control of the Company may deter other potential financing sources from making an investment in the Company.

No Developed or Approved Products; Early Stage of Development

      The Company is a development stage company. The Company's primary potential products, paclitaxel and its analogs and bleomycin, are in the research and development stage. Although the Company has isolated paclitaxel in a substantially pure state, there can be no assurance that such compound will pass the necessary stability testing or other regulatory requirements for approval for sale in the United States or abroad. In addition, Bristol-Myers maintains a dominant market share in the paclitaxel business and may choose to take legal action to impair the entry of additional competitors in the market, such as by alleging infringement on certain patents. To date, the Company has not received any such infringement claims. Also, although the Company anticipates that it will be able to submit an ANDA for paclitaxel immediately upon the expiration of Bristol Myers' exclusive period (December 29, 1997), the Company does not yet have all of the data for such ANDA and there can be no assurance that the Company will be able to file the ANDA at that time. Although the Company has the capability to, and may, sell paclitaxel for research purposes, to date, the Company has not received any revenues from sales of paclitaxel for human consumption and has received only minimal revenues from other product sales or sales of paclitaxel for research and development. The
Company's principal revenues have been contract research and testing and consulting services for other companies, which are not expected to continue and which have historically been minimal. To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, introduce, and market its potential products. No assurance can be given that the Company's product research and development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any products, if developed and introduced, will be successfully marketed or achieve market acceptance.

History of Operating Losses; Future Profitability Uncertain

      The Company has experienced significant operating losses since its inception and has generated minimal revenues from its operations. As of December 31, 1996, the Company's accumulated deficit was approximately $22,447,500, which included losses from operations of $1,341,200, $3,246,700 and $3,032,500 for the years ended December 31, 1994, 1995 and 1996, respectively. Approximately $12,963,000 of the Company's $22,447,500 accumulated deficit resulted from a non-cash accounting adjustment based upon the difference between the approximate market value of certain debt and equity which was exchanged for Common Stock of the Company simultaneously with the Company's initial public offering (the "IPO"), and the initial public offering price of the Common Stock in the Company's IPO. To date, the Company has been substantially dependent on capital infusions for financing. The Company's ability to achieve a profitable level of operations is dependent in large part on its completing product development, obtaining regulatory approvals for its potential products and making the transition to commercializing such products. No assurance can be given that the Company's product research and development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured or marketed or that profitability will be achieved. The Company may require additional funds to achieve profitable operations. See "Management's Discussion and Analysis."

Explanatory Going Concern Disclosure

      As a result of its losses to date, negative working capital, and accumulated deficit, the independent accountants' report on the Company's financial statements for the years ended December 31, 1993, 1994, 1995 and 1996 contain an explanatory paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations. The Company anticipates that it will continue to incur significant losses until successful commercialization of one or more products generates sufficient net revenues to cover all costs of operation. As a development stage company, the Company has a limited relevant operating history upon which an evaluation of the Company's prospects can be made. The Company's prospects must, therefore, be evaluated in light of the problems, expenses, delays and complications associated with a new business. As a result of the development-stage nature of the Company's business, additional operating losses can be expected. There can be no assurance that the Company can be operated profitably in the future. See "Management's Discussion and Analysis" and Note 4 to the Notes to the Company's Consolidated Financial Statements.

Limited Manufacturing Experience and Capacity

       The Company believes that its current manufacturing facility is capable of producing approximately two to four kilograms per year of 97% or greater pure paclitaxel from crude bulk extract containing approximately

50% paclitaxel. Formulation and packaging of paclitaxel in single injection dosages will have to be performed by a contract packager. It is critical that single dosage packages, once produced, be maintained in an efficient, ambient warehouse center to insure proper handling and shipping of the drugs. The
Company has contracted with Sabex to provide the formulation, packaging and warehousing services necessary for paclitaxel, but there can be no assurances it will be able to perform under such contract. While the Company has been seeking additional and back-up producers, there can be no assurance that it will be able to locate such producers, or that it will be able to enter into agreements with such producers in light of the Company's commitments to Sabex. Sabex is required, but has not yet applied for the necessary regulatory approvals to market paclitaxel in Canada. Although the Company believes that it has the capability to significantly expand production of bulk paclitaxel, should demand exceed the Company's manufacturing capacity, it may have to seek third party contract manufacturing. In such instance, there can be no assurance that the Company could locate satisfactory contract manufacturing services to perform such functions at all or on acceptable terms, or that it would have the funds or ability to develop such capability internally.

      Bleomycin is a fermentation product. Certain of the other niche generic anti-cancer products that the Company is considering for production (excluding paclitaxel) also are fermentation products. There is presently a world-wide shortage of contract fermentation manufacturing capacity for pharmaceutical products. Although the Company is presently considering several sources for the production of its bleomycin and other fermentation products it may develop, it has not yet located a reliable manufacturer to date. Although the Company may consider the development of internal capacity for such manufacture, the Company currently has no intention of developing such internal capabilities, as such an effort would be costly, time consuming and would require FDA regulatory approval, which might not be obtained. Should the Company develop other fermentation products, there can be no assurances that regular and reasonable manufacture of bulk raw material can be obtained. Once pure bulk material is obtained from manufacture, it must be formulated, packaged in single dosage quantities and warehoused in a manner similar to that for paclitaxel, subject to all the inherent associated risks. See "Marketing" above.

Limited Marketing Experience and Capacity

      Although the Company may market certain of its potential products through a direct sales force if and when regulatory approval is obtained, currently it has no sales and marketing employees. To the extent that the Company determines not to, or is unable to, enter into collaborative agreements or to arrange for third party distribution of its potential products, significant additional resources will be required to develop a marketing and sales force. Should the Company elect to license or sell products to distributors, a significant portion of the profits from such products may be realized by such licensees or distributors, rather than by the Company. See "Marketing" above.

Dependence upon Dr. Pandey and Other Key Personnel

      The Company's ability to develop its business depends upon its attracting and retaining qualified management and scientific personnel, including consultants and members of its SAB. As the number of qualified scientists is limited and competition for such personnel is intense, there can be no assurance that the Company is able to attract or retain such persons. In particular, the Company will be dependent upon the continued services of Dr. Ramesh C. Pandey, the Company's Chairman of the Board, President and Chief Executive Officer. The loss of key personnel, such as Dr. Pandey, or the failure to recruit additional key personnel could significantly impede attainment of the Company's objectives and have a material adverse affect on the Company's financial condition and results of operations. Dr. Pandey has entered into an employment agreement with the Company for at least a five-year term, which commenced in 1994, providing for, among other things, an agreement not to compete with the Company during his employment and for a period of up to six months thereafter. The Company has obtained a $4,000,000 key man life insurance policy on Dr. Pandey. See Item 9, Directors, Executive
Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The Company will be required to make certain payments to Dr. Pandey in the event of certain changes in control. A portion of such payments may constitute excess employment severance payments, which would not be deductible by the Company for income tax purposes. In addition, under recently adopted legislation, the Company may not be permitted to deduct that portion of an executive's compensation which exceeds $1,000,000 in any year, excluding certain performance based compensation. There can be no assurance that options or warrants issued or which may be issued to Dr. Pandey would qualify as performance based compensation, or that the Company will be able to deduct the entire amount earned by Dr. Pandey in any year.

      In addition, the Company relies on members of the SAB to assist the Company in formulating its product discovery strategy and therapeutic targets. The members of the SAB are not employed by the Company and each of these members have commitments to other entities that limit their availability to the Company. Some of the members of the SAB are consultants for companies that may be competitors of the Company. There is no assurance that the Company will be able to retain key members of the SAB.

Management of Staff Growth

      The Company expects to increase its staffing levels in the future. The Company's ability to execute its strategies will depend in part upon its ability to integrate such new employees into its operations. The Company's planned activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing, and marketing. The inability to acquire such services or to develop such expertise could have a material adverse impact on the Company's operations.

Reliance on Collaborative Relationships

      The Company believes that it will need to enter into collaborative arrangements with other companies, similar to the arrangement originally negotiated between the Company and Apotex. There is no assurance that any collaborations will be completed, or if completed, that they will be successful. Should any collaborative partner fail in its contribution to the discovery, development, manufacture or distribution of a marketable product, the Company's business may be adversely affected. In addition, although the NIH has awarded three master agreements to the Company, the Company has not yet been assigned any specific projects or received any funding from the NIH under these master agreements.

Uncertainty Regarding Drug Development

      The Company's principal strategy is to develop generic equivalents of off-patent drugs which enjoy limited competition. There can be no assurance that such strategy will prove successful or that any proposed products will be commercially viable. Even if the Company successfully develops and markets such products, with time, other competitors will likely enter the markets for these products, which could adversely affect the Company's business. There can be no assurance that the Company will be able to replicate products that come off-patent, or that the Company will be able to obtain regulatory approval for the sale of such compounds.

Patents

      The Company's success depends in part on its ability to obtain patent protection for its proprietary products and to preserve its trade secrets. The Company has obtained three patents and has submitted four additional patent applications in the United States. Any present or future patents may not prevent others from developing competitive products. No assurance can be given that the Company's patent applications will be approved, that any current or future patents will provide the Company with competitive advantages for its products, or that they will not be successfully challenged or circumvented by the Company's competitors. The Company has not conducted an exhaustive patent search and no assurance can be given that patents do not exist or could not be filed which would have an adverse effect on the Company's ability to market its products. If other companies were to successfully bring legal actions against the Company claiming patent or other intellectual property right infringements, in addition to any potential liability for damages, the Company could be required to obtain a license to continue to use the affected process or to manufacture or use the affected product or may be required to cease using such products or process. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, or at all. There could be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's financial and human resources, regardless of the outcome of such litigation.

      The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its employees, consultants and others. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or independently developed by competitors.

Product and Professional Liability Exposure

      The Company faces an inherent business risk of exposure to product liability claims if the use of products manufactured by the Company results in adverse effects. The Company may also face professional liability as a result of its contract research and other services. While the Company will continue to attempt to take appropriate precautions, there can be no assurance that it will avoid significant exposure to such liabilities. Because the Company has not yet sold any products except for research purposes, and because of the expense of insurance, it does not carry product or professional liability insurance. While management intends to obtain product liability insurance at such time as the Company's operations require it, subject to the Company's ability to pay for such insurance, the Company does not currently intend to obtain professional liability insurance. There can be no assurance that any coverage which the Company may obtain will be adequate or that adequate insurance coverage will be available at acceptable cost, if at all, or that a product or professional liability claim would not materially adversely affect the business or financial condition of the Company.

Uncertainty of Healthcare Reimbursement; Government Healthcare Reform Proposal

      The Company's ability to successfully commercialize paclitaxel and its other potential products may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers and other organizations. Significant uncertainty exists as to the reimbursement status of healthcare products and there can be no assurance that adequate third-party coverage will be available for the Company to maintain price levels sufficient for realization of an appropriate return on its investment in product development. During the past several years, the healthcare industry has been subject to an increase in government regulation of, among other things, reimbursement rates. In addition, major third-party payors, insurance companies, Medicare, and Medicaid have significantly revised payment procedures in efforts to contain healthcare costs.

      The Clinton Administration and various members of Congress have proposed various programs to reform the U.S. healthcare system. Such programs may increase governmental involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for the Company and its potential products. The Company cannot predict with any certainty what impact, if any, proposals or healthcare reforms might have on the Company's business.

Anti-Takeover Provisions

      The Board of Directors has the authority to issue up to 2,996,350 shares of Class C Preferred Stock in one or more series, and to fix the number of shares constituting any such series, the voting powers, designation, preferences, and relative participating, optional, or other special rights and qualifications, limitations, or restrictions thereof, including the dividend rights, terms of redemption (including sinking fund provisions), conversion rights, and liquidation preferences of the shares constituting any series, without any further vote or action by stockholders. The Board of Directors may, therefore, in the future issue Class C Preferred Stock with voting and conversion rights which could adversely affect the voting power of the holders of Common Stock. In addition, the issuance of Class C Preferred Stock as well as certain statutory provisions of Delaware law could potentially be used to discourage attempts by others to obtain control of the Company through merger, tender offer, proxy contest, or otherwise by making such attempts more difficult to achieve or more costly.

Absence of Dividends; Dividend Policy

      The Company has not paid any dividends upon its Common Stock since its formation. The Company does not currently intend to pay any dividends upon the Common Stock in the foreseeable future and anticipates that earnings, if any, will be used to finance the development and expansion of its business. The Company's ability to pay dividends on its Common Stock will be limited by the preferences of any Class C Preferred Stock which may be outstanding from time to time and may be limited by future indebtedness. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors deemed relevant by the Company's Board of Directors, including the Company's contractual obligations.

Item 2.     Description of Property.

      The Company conducts its operations in a state-of-the-art laboratory facility in New Brunswick, New Jersey. Organizations such as the Company which develop or produce pharmaceuticals must meet certain Federal and state standards. For each facility subject to such standards, specific operating procedures are developed to meet these standards, and compliance with those procedures is monitored on a regular basis by both the FDA and state regulators. Compliance with these standards and procedures is known as current Good
Laboratory Practices, or cGLP, for research operations, and current Good Manufacturing Practices, or cGMP, for manufacturing operations. The Company currently operates its facility in accordance with cGLP and cGMP.

      The Company leases its office and laboratory space at 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901. The facility consists of approximately 25,000 square feet and is leased from an unaffiliated entity. The lease expires on September 30, 2000, subject to three five-year extensions at the Company's option and an option by the Company to lease an additional 10,000 square feet. The Company's base rent is approximately $8,718 per month, which is subject to annual increases which commenced October 1, 1996 based upon increases in the consumer price index. In addition to base rent, the Company is responsible for its proportionate share of taxes and all other expenses of the building.

      The Company believes that the Company's facilities are adequate for the Company's current needs. If the Company's operations are successful and its research and development activities continue to expand, or if the Company determines to produce paclitaxel or other products in large scale commercial quantities, the Company may require additional equipment, manufacturing facilities, or both. The Company cannot predict the nature and extent of the equipment or facilities which might be needed at such time.

Item 3.     Legal Proceedings.

     The Company is not involved in any legal proceedings.
 However, see Item 12, Certain Relationships and Related Transactions, for information concerning certain recently concluded litigation involving Dr. Pandey.

Item 4.     Submission of Matters to a Vote of Stockholders.

      The Company did not submit any matter to a vote of its stockholders during the fourth quarter of 1996.

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

      On April 26, 1994, the Company's Common Stock, Warrants and units comprised of one share of Common Stock and one Warrant (the "Units") began trading on the Nasdaq SmallCap Market ("Nasdaq") under the symbols ZKEM, ZKEMW and ZKEMU, respectively. The Units ceased to separately trade on June 10, 1994; however, the Common Stock and Warrants continued to trade separately after such date. On February 4, 1997, the Company's Common Stock and Warrants were delisted from trading on the Nasdaq SmallCap Market. The following table shows the high and low quotations, on a quarterly basis, of the Company's Common Stock and Warrants from January 1, 1995 through December 31, 1996:


                                     Common Stock


              1995      1995       1995       1995      1996       1996       1996      1996
             First     Second     Third      Fourth     First     Second     Third     Fourth
            Quarter    Quarter   Quarter    Quarter    Quarter   Quarter    Quarter    Quarter
            -------    -------   -------    -------    -------   -------    -------    -------

 High Bid    115/8      113/8     111/8       81/8      81/8       43/8      1 9/32     29/32
 Low Bid     101/8      107/8       8 1/4     75/8      35/8        1 1/4     5/16      5/32





                                       Warrants


            1995      1995     1995       1995      1996      1996    1996     1996
            First    Second    Third     Fourth     First    Second  Third    Fourth
           Quarter  Quarter   Quarter   Quarter    Quarter  Quarter Quarter   Quarter

 High Bid   67/8      65/8     63/8       51/8      43/8       1 3/4      1        1/8
 Low Bid   5 3/16     63/8     45/8        4 1/4        1 1/4        1      1/8      1/32


      The Company has not declared or paid any dividends on its Common Stock.

      As of March 31, 1997, there were 168 and 12 record holders of the Company's Common Stock and Warrants, respectively. Dividends on the Common Stock are subordinated to the payment of dividends on the Company's outstanding Class A Voting Preferred Stock (the "Class A Preferred Stock"). The Class A Preferred Stock has a dividend preference of $.00001 per annum per share on the liquidation preference of $100 per share on a cumulative basis. As of March 31, 1997, there were 2,500 outstanding shares of Class A Preferred Stock.

      From November 1996 through January 1997, the Company entered into agreements with holders of $330,000 in principal amount of notes and a supplier to whom the Company was indebted in the amount of

$7,041, whereby the Company agreed to issue a total of 1,477,745 shares of Common Stock in exchange for the cancellation of all indebtedness owed by the Company to such persons. These shares were offered and sold pursuant to an exemption from registration under the federal securities laws provided by
Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and Regulation D promulgated thereunder as a non public offering to a limited number of persons. The Company did not use any securities broker-dealers in connection with these transactions.

      Between November 18, 1996 and February 7, 1997, pursuant to the Blech Purchase Agreement, the Company issued a total of 22,500 Series 2 Preferred Shares and 13,180 Series 3 Preferred Shares, which were converted into 45,000,000 and 21,088,000 shares of Common Stock, respectively. The purchase price of the Series 2 Preferred Shares was $100 per share and was paid in cash. The Blech Purchase Agreement provides for the sale by the Company of up to 55,000 shares of Series 2 Preferred Stock, or the Common Stock into which such shares are convertible. The Company will issue a total of 110,000,000 shares of Common Stock to Blech pursuant to the Blech Purchase Agreement if Blech makes his entire investment of $5,500,000. The Series 3 Preferred Shares were issued in exchange for $1,188,062 of indebtedness owed by the Company to the purchaser (Dr. Pandey) and all of the Class B Preferred Stock owned by him. The Series 2 Preferred Shares convert into Common Stock at a conversion price of $.05 per share; Series 3 Preferred Shares are convertible into 21,088,000 shares of Common Stock.

      The Company is obligated to pay a fee of $50,000 and issued an option to purchase 200,000 shares of Common Stock to Kensington Wells Incorporated, a securities broker-dealer, for introducing Mr. Blech to the Company. See Item 1, Description of Business - Other Recent Developments - Blech Purchase Agreement. These shares were offered and sold pursuant to an exemption from registration under the federal securities laws provided by Section 4(2) of the 1933 Act as a non-public offering to a limited number of persons.

Item 6.     Management's Discussion and Analysis.2

General

      The Company is the holder of all of the capital stock of Xechem, Inc., a development stage bio- pharmaceutical company engaged in the research, development, and production of generic and proprietary drugs from natural sources. Xechem, Inc., was formed in March 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.), a publicly traded company, Xechem Laboratories (formed in 1993) and XetaPharm, Inc. (formed in 1996) are subsidiaries of the Company.

Results of Operations

The Year Ended December 31, 1996 vs. The Year Ended December 31, 1995

      The following table sets forth certain statement of operations data of the Company for the cumulative period from inception (March 15, 1990) to December 31, 1996 and for each of the years ended December 31, 1996 and December 31, 1995.

                                                                Cumulative
                                                 Years Ended   Inception to
                                                December 31,   December 31,
                                              1996      1995       1996
                                                (in thousands)
Revenue                                    $  208.9   $  30.7    $ 575.8
Research and development expense           $1,596.6   $1,504.5   $4,637.0
Rent, general and administrative expenses  $1,644.8   $1,772.9   $5,165.2
(Loss) from operations                     $(3,032.5) $(3,246.7) $(9,226.4)

      The $178,200 increase in revenue from the year ended December 31, 1995 to the year ended December 31, 1996 was attributable to an increase in sales of services and products. Service sales increased by $121,200 in the year ended December 31, 1996 as compared to the year ended December 31, 1995. Included in this amount is $86,700 from the National Cancer Institute for a Small Business Innovative Research Phase I grant, and a net increase of $34,500 from other service work. Sales of paclitaxel for research purposes for the year ended December 31, 1996 increased $46,100 as compared with the period ended December 31, 1995. The balance of product sales, $10,900, were sales by the Company's subsidiary, XetaPharm, which introduced its line of over-the-counter natural health products, commonly known as nutraceuticals, in June 1996.

--------
2
Some of the statements included in Item 7, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to the forward looking statements that may be made to reflect any future events or circumstances.

Readers should carefully review the items included in Item 1, Description of Business - Risks Affecting Forward Looking Statements and Stock Prices, as they relate to any forward looking statements, as actual results could differ materially from those projected in the forward looking statement.

      The Company's research and development expenditures continue to emphasize compounds for generic anticancer, antiviral and antibiotic products which enjoy significant market demand but are no longer subject to patent protection. In 1996, the Company's manufacturing and regulatory activities were expanded in order to finalize the paclitaxel production process and prepare the facility for production activities to meet FDA requirements. Research and development expenditures increased by $92,100 to $1,596,600, or 6.1%, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This included expenditures on the development of the Company's process for producing paclitaxel of $489,500, an increase of $375,900, or 76.8%, as compared to the year ended December 31, 1995.

      This was partially offset by a decline in research and development costs for bleomycin to $16,600, for the year ended December 31, 1996, a decrease of $100,100, or 85.8%, as compared to the year ended December 31, 1995. XetaPharm had research and development expenses of $157,800, for market readiness on alternative medicines and nutraceuticals in the year ended December 31, 1996.

      The Company's other research and development projects, both for customers and in-house research, totaled $932,700, for the year ended December 31, 1996, a decrease of $341,500, or 26.8%, from the same period in 1995. The single largest cause for the decrease in expenses from the year ended December 31, 1996 was the reduction of $541,900 in non-cash charges resulting from the exercise of stock options by employees and non-employees. Excluding this non-cash expense and depreciation, general research and development costs increased $152,600, or 26.2%, as a result of additional staffing, payroll taxes, group insurance and other overhead for the year ended December 31, 1996 over the same period in 1995. The Company anticipates that research and development expenditures will continue to increase for paclitaxel, as well as the development of other anticancer, antiviral and memory enhancing drugs.

      Rent, general and administrative expenses decreased $128,100, or 7.2%, for the year ended December 31, 1996 as compared to the year ended December 31, 1995, due primarily to a 1996 decrease of $522,900 in non-cash expenses related to the exercise of stock options by employees and consultants. This was offset by an expense of $147,800 for the settlement in April 1996 of the Ocean Marine Service claim against Dr. Pandey (described below). Legal and accounting expenses totaled $346,000 for the year ended December 31, 1996 and were $12,000, or 3.4%, lower than the $358,000, for the comparable 1995 period. Other general and administrative costs increased $259,000, or 29.0%, to $1,150,800, in 1996 compared to the same period in 1995.

      The most significant item in the increase of $259,000, was trade show expenses ($83,200). This expense was related to increased marketing activities for XetaPharm and the Company There was no comparative cost for the same period ended December 31, 1995. Salaries and wages increased $35,200, or 11.2%, to $348,700. Consulting, travel, office expense and utilities increased by $48,200, $34,600, $24,800 and $45,900, respectively, and contributed to the overall rent, general and administrative expense increase in the year ended December 31, 1996 compared to the same period in 1995.

      The Company anticipates that, provided adequate funding is available to the Company, general and administrative expenses will increase as a result of the expansion of its operations and marketing efforts. The Company's planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. The exact number and nature of persons hired, and the Company's expenses for such persons, will depend on many factors, including the capabilities of those persons who seek employment with the Company and the availability of funding to finance these efforts.

      The Company's loss from operations totaled $3,032,500, a decrease of $214,200, or 6.6%, for the year ended December 31, 1996 as compared to the same period in 1995, and is primarily a result of the foregoing.

      Interest expense increased approximately $74,200, or 96.2%, to $151,100, in the year ended December 31, 1996 as compared to the year ended December 31, 1995. In the 1996 period, these expenses were the result of gap financing loaned to the Company, all of which was converted to equity in the second half of 1996.

Liquidity and Capital Resources; Plan of Operations

      On December 31, 1996, the Company had cash and cash equivalents of $335,912, working capital of $84,657 and stockholder's equity of $1,603,632.

      As a result of its net losses to December 31, 1996 and accumulated deficit since inception, the Company's accountants, in their report on the Company's financial statements for the year ended December 31, 1996, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company's research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of the Company's proposed products cannot be estimated with precision. The Company expects research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

      In May 1995 the Company filed a Drug Master File with the Food and Drug Administration for the Company's facilities. The Company is in the process of completing its technology validation and anticipates, but can provide no assurances, that a Drug Master File for paclitaxel will be filed in the fourth quarter of 1997. The Company has sufficient inventory of raw materials to produce commercial bulk paclitaxel which has a market value of approximately $2,000,000 at current prices and anticipates, but can provide no assurances, that it will commence sales of paclitaxel in the international market in the fourth quarter of 1997. Prior to commencing such sales, the Company must file for and obtain approvals from appropriate regulatory agencies in foreign jurisdictions. There can be no assurance that such approvals will not be delayed or subject to conditions or that the Company will be able to meet any such conditions. In addition, the Company has no experience in marketing products for human consumption and there can be no assurance that the Company will be able to successfully market its paclitaxel product in bulk, or be able to obtain satisfactory packaging of the product in single dosage vials from an independent manufacturer.

      Xechem has expended and will continue to expend substantial funds in connection with the research and development of its products. As a result of these expenditures, and even with revenues anticipated from commencement of sales of paclitaxel, the Company anticipates that losses will continue for the foreseeable future.

      Xechem's planned activities will require the addition of new personnel, including management, and the continued development of expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Further, if Xechem receives regulatory approval for any of its products, in the United States or elsewhere, it will incur substantial expenditures to develop its manufacturing, sales and marketing capabilities. There can be no assurance that Xechem will ever recognize revenue or profit from any such products. In addition, Xechem may encounter unanticipated problems, including developmental, regulatory, manufacturing, or marketing difficulties, some of which may be beyond Xechem's ability to resolve. Xechem may lack the capacity to produce its products in-house and there can be no assurances that it will be able to locate suitable contract manufacturers or be able to have them produce products at satisfactory prices.

      The Company is developing a limited line of over-the-counter natural products (not requiring FDA approval) for sale through health food outlets, drug stores and physicians specializing in natural medicines. The Company has selected several natural, over-the-counter products, commonly known as nutraceuticals, manufactured by contract manufacturers under the Company's trademark. The emphasis of the products will be the combination of the natural health benefits of these products with the quality of a pharmaceutical firm. Initial marketing efforts commenced in the third quarter of 1996; however, there can be no assurances as to the level of success for this program, or that the Company will have adequate financial resources to support such program.

      The Company is presently substantially dependent on funds received and anticipated to be received under the Blech Purchase Agreement. Through March 31, 1997, Mr. Blech and his designees have purchased an aggregate of $2,750,000 of the total of $5,500,000 of securities subject to the Blech Purchase Agreement. If Mr. Blech does not meet or cause others to meet his continuing obligations under the Blech Purchase Agreement, the Company's only remedy is to terminate Mr. Blech's future rights. In such case, the Company may be unable to obtain substitute financing, and may be unable to meet its obligations or continue its operations.

      During 1996, the Company undertook a number of transactions which affected its capital resources, summarized as follows:

      Blech Purchase Agreement On November 18, 1996, the Company entered into and closed the initial stage of the Blech Purchase Agreement providing for the sale of up to 55,000 shares of Series 2 Preferred Shares for a purchase price of $100 per share ($5,500,000 in the aggregate), or the underlying shares of Common Stock, over approximately nine months. The Blech Purchase Agreement was amended effective March 27, 1997, to modify the dates for closing of other purchases of portions of the shares issuable thereunder. At the initial closing, the Trust purchased 5,000 Series 2 Preferred Shares for $500,000. The Trust purchased an additional 5,000 Series 2 Preferred Shares on December 30, 1996; 5,000 Series 2 Preferred Shares on January 8, 1997; and 7,500 Series 2 Preferred Shares on February 7, 1997. Two other trusts, not otherwise affiliated with Blech, each purchased 5,000,000 shares of Common Stock on March 27, 1997. Pursuant to the Blech Purchase Agreement, on February 7, 1997, Dr. Ramesh Pandey, the Company's Chairman and Chief Executive Officer, exchanged certain indebtedness owed by the Company to him and the 1,070 shares of Class B Preferred Stock of the Company held by him for 13,180 shares of Series 3 Preferred Shares. Pursuant to their terms, effective February 8, 1997, the then outstanding 22,500 Series 2
Preferred Shares and 13,180 Series 3 Preferred Shares were converted into 45,000,000 and 21,088,000 shares of Common Stock, respectively. Under the Blech Purchase Agreement, as amended, Blech has the right to purchase an additional 25,000,000 shares of Common Stock on or before April 30, 1997, 20,000,000 shares of Common Stock on or before June 2, 1997, and a final 10,000,000 shares on or before July 15, 1997.

      Pursuant to the Purchase Agreement, the Company, Dr. Pandey and Blech have also entered into a stockholder's agreement, which, among other things: (i) generally prohibits the sale of any of Dr. Pandey's shares of capital stock of the Company for a period of five years, except with the consent of Blech; (ii) provides Blech with the right to sell his pro rata portion (relative to the holdings of Dr. Pandey) of any proposed sale of shares by Dr. Pandey, and a reciprocal right in favor of Dr. Pandey to sell his pro rata portion of any shares sold by Blech; (iii) requires Blech to vote for Dr. Pandey as a director of the Company, and to use his efforts to cause Dr. Pandey to remain Chairman, President and chief executive officer of the Company; (iv) requires the Company and its directors (subject to their fiduciary duties to the Company and the shareholders of the Company) to take such actions as Blech may request to elect his nominees to constitute a majority of the directors of the Company (to date, Blech has not exercised such right); and (v) provides for certain demand and piggyback registration rights in favor of Blech.

      The Company is obligated to pay a commission of $50,000 and issued an option to purchase 200,000 shares of Common Stock to KWI for introducing Mr. Blech to the Company.

      The Company has received an opinion from The Griffing Group, Inc., an independent valuation and financial advisory firm, as to the fairness of the above transactions, from a financial point of view, to the shareholders of the Company.

      Other Offerings and Loans On March 29, 1995, KWI, the underwriter of the Company's initial public offering, signed a letter of intent in which it agreed to act as a placement agent in a private offering of the Company's Common Stock. The offering was on a best efforts, with a minimum of $360,000, and called for a closing no later than February 15, 1996. A total of $594,500 was raised, after offering costs, and the Company closed the offering on February 15, 1996. Of this total, $60,000, before offering costs, was raised in the first quarter of 1996.

      Due to the continuing need for operating funds, the Company obtained loans totaling $120,000 during the first quarter of 1996 and $30,000 in the third quarter of 1996 from four individuals not affiliated with the Company. The loans are evidenced by 10% promissory notes due one year from the dates of the loans. In November 1996, the Company offered to the lenders the option of converting their outstanding loans and accrued interest into shares of Common Stock at $.25 per share. All lenders and one vendor with an account receivable of $7,041 exercised this option and converted at November 30, 1996. The Company issued 1,477,745 shares of restricted Common Stock, with certain registration rights to such persons.

      In September 1996, a non-affiliated individual made two loans to the Company in the amounts of $50,000 and $65,000. Each of these loans is evidenced by a 10% and 12% (at simple interest) promissory note due six months from the dates of the loans.

      During 1995 and 1996, Dr. Pandey made advances to the Company aggregating $590,000. Interest expense amounted to $45,419 and $7,407 for the years ended December 1996 and 1995, respectively. Accrued interest totaled $52,826 at December 31, 1996. The two notes and accumulated accrued interest were converted into equity in February 1997 in accordance with the Blech Purchase Agreement.

      On March 26, 1996, the Company entered into an agreement with a new placement agent for a non-public offering to issue Class C Series 1 Preferred Stock at $100 per share convertible into Common Stock, at any time following 60 days from issuance, together with demand registration rights for the Common Stock. The Class C Series 1 Preferred Stock was entitled to an 8% cumulative dividend, and was required to convert to Common Stock at maturity (one year following issuance). The conversion price of the Class C Series 1 Preferred Stock was subject to a floor of $1.25 per share and ceiling, as amended, of $2.75 per share. In March 1996, the Company received a gap loan of $400,000 from an entity, which converted the principal amount of the loan to Class C Series 1 Preferred Stock, with interest on the loan payable totaling 12,500 shares of the Company's Common Stock. In April 1996, the Company received $1,850,000, before commissions, from this offering. As of December 31, 1996, 21,000 shares of Class C Series 1 Stock were converted into 1,673,583 shares of Common Stock at a conversion price ranging from $1.25 to $1.70 per share. As of January 31, 1997, all 22,500 shares of Class C Series 1 Stock have been converted into 1,793,583 shares of Common Stock at a conversion price ranging from $1.25 to $1.70 per share.

      The Company continues to apply to various governmental agencies to fund its research on specific projects and in prior years had been awarded certain grants. In March 1996 the Company was awarded a National

Cancer Institute Small Business Innovative Research grant in the amount of $86,700 for "Enhanced Xechem Integrated Screening Techniques " ("EXIST") for paclitaxel.


      Ocean Marine From December 1989 to October 1990, Dr. Ramesh C. Pandey, the Company's President/CEO was a minority stockholder and director of Advanced Molecular Technologies, Inc., a Washington-based corporation ("AMT") formed to gather paclitaxel bark in the Pacific Northwest for sale. Dr. Pandey had no involvement in AMT's day-to-day activities, and believes he was asked to serve on its board of directors to add academic credibility to its efforts. Ocean Marine Services ("Ocean Marine") claimed to have made an investment of $225,000 in AMT in 1990. AMT subsequently ceased operations. In January 1991, Ocean Marine filed a lawsuit against Dr. Pandey and others in Federal District Court in Washington State, alleging breaches of state and Federal securities laws in connection with Ocean Marine's investment and seeking damages. Dr. Pandey denied any wrongdoing in connection with the litigation. However, given the time and expense associated with a Washington-based lawsuit and the uncertainties of litigation, an out-of-court settlement was reached in late 1992 by Dr. Pandey, with no finding of wrongdoing by Dr. Pandey. The Company was not a party to such proceedings, Dr. Pandey received a general release from Ocean Marine, and the Company agreed to indemnify Dr. Pandey against any future claims by Ocean Marine in his employment agreement.

      On October 12, 1994, counsel for Ocean Marine requested additional information from Dr. Pandey, alleging that it would not have entered into a settlement agreement in 1992 had it known that discussions were ongoing with Regal One Corporation regarding a possible business transaction. In April 1995 Ocean Marine instituted an action against Dr. Pandey seeking to set aside the settlement agreement based upon its assertion that such discussions were not disclosed to it, and seeking remedies under applicable state and federal securities laws, including interest, attorneys fees and costs, which were alleged to have cumulated over $525,000 by April 20, 1996, and which could include additional attorneys fees, interest and costs through the determination of such action. Dr. Pandey denied any wrongdoing has occurred. However the Company, which had previously agreed to indemnify Dr. Pandey against liabilities to Ocean Marine, determined that it was in the Company's best interest to settle such action, given the cost of defending such action, together with the possibility, however remote, that an adverse outcome could have a material adverse effect on the Company. In addition, the Company determined that the time and effort necessary to defend such action would detract from Dr. Pandey's ability to exert full time efforts in executing the Company's business plan. Accordingly, the lawsuit was settled in May 1996 by the payment of $115,000 and issuance of 25,000 shares of unregistered Common Stock to the plaintiffs (subject to piggyback registration rights), pursuant to its indemnification obligation to Dr. Pandey.

      Petron On August 29, 1996, the Company and XetaPharm entered into a Memorandum of Understanding (the "MOU") with Petron International, Inc. ("Petron"), wherein Petron agreed to purchase 96 shares of common stock of XetaPharm (48.98% of the shares to be outstanding) for a total of $500,000. The MOU provided that Petron would pay for the XetaPharm shares as follows: $50,000 on or before September 5, 1996; $100,000 on September 30, 1996; $150,000 on October 30, 1996; and $200,000 on November 30, 1996. The Company had agreed to make its existing facility and personnel available to XetaPharm at a cost of $25,000 per month for twelve months ending August 31, 1997.

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

      On September 5, 1996, XetaPharm and the Company each received the initial payment of $50,000 and Petron acquired 125,000 shares of the Company's Common Stock and an 8.3% minority interest in XetaPharm. Petron defaulted on its payments of $100,000 to XetaPharm due September 30, 1996 and $50,000 to the Company due October 1, 1996. On October 14, 1996, the Company notified Petron that, due to non-payments of amounts due under the MOU, the MOU was terminated.

      On December 19, 1996, the Company entered into a Settlement Agreement with Petron whereby Petron returned its 8.3% minority interest in XetaPharm in exchange for 135,000 shares of the Company's Common Stock and all remaining rights and obligations of the parties under the MOU were terminated.

Item 7.     Financial Statements.

      The following financial statements of Xechem International, Inc. and subsidiaries are separately prepared and numbered independently of the other narrative portions of this Form 10-KSB.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
  Xechem International, Inc.
  New Brunswick, New Jersey



            We have audited the accompanying consolidated balance sheet of Xechem International, Inc. and its subsidiaries (a development stage enterprise) as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996, and for the cumulative period from March 15, 1990, (date of inception) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

            We  conducted  our  audits in  accordance  with  generally  accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xechem International, Inc. and its subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, and for the cumulative period from March 15, 1990, (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

            The accompanying consolidated financial statements have been prepared assuming Xechem International, Inc. will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company's recurring losses from operations, accumulated deficit, and cumulative negative cash flows from operations raise substantial doubt about Xechem International, Inc.'s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.







                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
March 15, 1997



XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996
------------------------------------------------------------------------------

             ------------------------------------------------------------------


Current Assets:
  Cash and Cash Equivalents                                             $   335,912
  Inventory                                                               1,396,905
  Prepaid Expenses                                                          136,151
  Other Current Assets                                                        5,121
                                                                        -----------

  Total Current Assets                                                    1,874,089

Equipment - Net of Accumulated
  Depreciation of $335,345                                                  825,300
Leasehold Improvements - Net of Accumulated
  Amortization of $233,268                                                  757,369
Deposits                                                                     22,167
Patent Issuance Costs-Net of Accumulated
  Amortization of $16,490                                                   237,550
                                                                        -----------

Total Assets                                                            $ 3,716,475
                                                                        -----------




See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996
------------------------------------------------------------------------------



Current Liabilities:
  Accounts Payable                                                      $   603,960
  Accrued Expenses                                                          201,994
  Notes Payable - Related Party                                             784,040
  Notes Payable - Others                                                    115,000
  Other Current Liabilities                                                  84,438
                                                                        -----------

  Total Current Liabilities                                               1,789,432

Note Payable - Related Party                                                323,411
                                                                        -----------

Commitments and Contingencies                                                    --

Stockholders' Equity:
  Class A Voting Preferred Stock, $.00001 Par Value, 2,500
   Shares Authorized; 2,500 Shares Issued and Outstanding                        --

  Additional Paid-in Capital [Class A Voting Preferred]                       2,500

  Class B 8% Preferred Stock, $.00001 Par Value, 1,150 Shares
   Authorized; 1,070 Shares Issued and Outstanding,
   $107,000 Liquidation Value                                                    --

  Additional Paid-in Capital [Class B 8% Preferred]                         107,000

  Class C Preferred Stock, $.00001 Par Value, 2,996,350 Shares Authorized
   Class C Series 1, $.00001, Par Value, 8% Convertible
       40,000 Authorized; 1,500 Issued and Outstanding                           --
   Class C Series 2, $.00001, Par Value, Voting Convertible
       55,000 Authorized; 10,000 Issued and Outstanding                          --
   Class C Series 3, $.00001, Par Value, Voting Convertible
       13,180 Authorized; None Issued or Outstanding                             --

  Additional Paid-in Capital [Class C Preferred]                          1,024,940

  Common Stock, $.00001 Par Value, 15,000,000
   Shares Authorized; 10,174,839 Shares Issued and Outstanding                  100

  Additional Paid-in Capital [Common]                                    22,916,616

  (Deficit) Accumulated During the Development Stage                    (22,447,524)
                                                                        -----------

Total Stockholders' Equity                                                1,603,632

Total Liabilities and Stockholders' Equity                              $ 3,716,475
                                                                        -----------


See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                    March 15,
                                  1990 [Date of
                                                 Years  ended          Inception) to
                                                 December 31,          December 31,
                                              1 9 9 6      1 9 9 5        1 9 9 6
                                              -------      -------        -------


Revenues                                    $   208,857  $    30,720   $    575,730
                                            -----------  -----------   ------------

Expenses:
  Research and Development                    1,596,636    1,504,549      4,637,066
  Rent                                          108,205      100,060        431,770
  General and Administrative                  1,536,559    1,672,815      4,733,355
                                            -----------  -----------   ------------

  Total Expenses                              3,241,400    3,277,424      9,802,191
                                            -----------  -----------   ------------

  (Loss) from Operations                     (3,032,543)  (3,246,704)    (9,226,461)

Other Income                                      9,461      190,327        273,119

Interest (Expense) - Related Party              (86,926)     (48,802)    (8,589,081)

Interest (Expense)                              (64,197)     (28,169)    (4,905,101)
                                            -----------  -----------   ------------

  (Loss) Before Income Taxes                 (3,174,205)  (3,133,348)   (22,447,524)

Income Taxes                                         --           --             --
                                            -----------  -----------   ------------

  Net (Loss)                                $(3,174,205) $(3,133,348)  $(22,447,524)
                                            ============ ============  =============

Preferred Stock Dividends                   $    87,208  $     8,560   $    101,594
                                            ===========  ===========   ============

Net (Loss) Available to Common
  Stockholders                              $(3,261,413) $(3,141,908)  $(22,549,118)
                                            ===========  ===========   ============

Net (Loss) per Share                        $     (0.45) $     (0.51)
                                            ===========  ===========

Average Number of Common Shares Outstanding   7,321,966    6,206,237
                                            ===========  ===========





See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------



                Class A   Additional Class B   Additional Class C     Class C  Additiol Xechem, Inc. Xechem Int.  Add   (Deficit)

          Voting Prefer Paid in 8% Preferred Paid in     series 1   Series 2   Paid  Common Stock  Common Stock Paid in  Accumulated
                          Capital              Capital 8% Conv.Prf.  Voting Conv prf.                  Capital               During
              # of   Par           # of   Par          # of    Par   # of    Par         # of   Par   # of      Par            Devp.
             Shares Value Class A Shares Value Class b Shares  Value Shares Value Class C Shares Value Shares  Value Common    Stage
-----------------------------------------------------------------------------------------------------------------------------------


Common Stock issued
in exchange for
 equipment in March
 1990 at no
  par value       -- $  -- $   --     --  $  -- $  --     -- $  --    --  $ --  $  --    100 $125,000  --  $  --  $ --  $  --
Capital contributions April 1990--------     --    --     --    --    --    --     --     --    --     --     --  170,000  --
Net (loss) for the
 period from
 March 15, 1990
(date of
 inception) to December31,1990   --     --    --    --     --     --    --    --     --    --    --      --     --    --   (159,271)
                     --    --    ----   ----   ---   ---    ---   ----  ----  ----   ----   ---   ---    ----   ----  ---- ---------

Balance - December 31, 19900------    --     --    --     --    --    --    --     --    100 125,000   --     --  170,000  (159,271)

Capital contributions July 1991------ --     --    --     --    --    --    --     --     --    --     --     --  95,971   --
Capital contributions
 September
 1991             --    --     --     --     --    --     --    --    --    --     --     --    --     --     --  50,172   --
Capital contributions October 1991--------   --    --     --    --    --    --     --     --    --     --     --  25,000   --
Net (loss) for the
 year ended
 December 31, 1991--    --     --     --     --    --     --    --    --    --     --     --    --     --     --    --  (357,390)
                  -- ----- ------  -----  ----- ----- ------ -----  ----  ----  -----  ----- ----- ------  -----  ----  --------

Balance - December 31, 1991------     --     --    --     --    --    --    --     --    100 125,000   --     --  341,143(516,661)
Capital contributions-- --     --     --     --    --     --    --    --    --     --     --    --     --     --  95,000   --
Net (loss) for the year ended
 December 31, 1992--    --     --     --     --    --     --    --    --    --     --     --    --     --     --    --  (487,301)
                  -- ----- ------  -----  ----- ----- ------ -----  ----  ----  -----  ----- ----- ------  -----  ----  --------

Balance - December 31, 1992------     --     --    --     --    --    --    --     --    100 125,000   --     --  436,143(1,003,962)

Net (loss) for the
 year ended
 December 31, 1993--    --     --     --     --    --     --    --    --    --     --     --    --     --     --    --  (819,816)
                  -- ----- ------  -----  ----- ----- ------ -----  ----  ----  -----  ----- ----- ------  -----  ----  --------

Balance - December 31, 1993------     --     --    --     --    --    --    --     --    100 125,000   --     --  436,143(1,821,778)
                                                                                                                                   -

Reorganization 2,500    --  2,500  1,070     -- 107,000   --    --    --    --     --   (100)(125,000)4,370,500 43 13,840,487--
Net Proceeds from
 Initial Public
 Offering - First
 Quarter 1994, at
 $5.00 Per Unit, Less Issuance Cost--------  --    --     --    --    --    --     --     --    --   1,150,000  12  4,542,670--
Excess of Fair
Market Value over
 Option Price of
 Non-Qualified
 Stock Options - Third Quarter 1994--------  --    --     --    --    --    --     --     --    --    105,000     1  1,049    --
Excess of Fair
 Market Value over
 Option Price of
 Non-Qualified
 Stock Options - Fourth Quarter 1994-------- --    --     --    --    --    --     --     --    --    105,000     1  50,060   --
Net (loss) for
the year ended
  December 31, 1994--   --     --     --     --    --     --    --    --    --     --     --    --     --     --    --  (14,316,193)
                   ------- ------  -----  ----- ----- ------ -----  ----  ----  -----  ----- ----- ------  -----  ----  -----------

Balance - December 31,  1994 2,500 2,500 1,070  107,000   --    --    --    -- --     --    -- 5,730,500  57  18,870,409(16,139,971)

Private Placement -
 Common  Stock at
 $3.00 Per Share, Less Issuance Costs----------    --     --    --    --    --     --     --    -- 118,778   2  388,887  --
Excess of Fair Market
 Value over
 Option Price of
 Non-Qualified
 Stock Options - First Quarter 1995--------  --    --     --    --    --    --     --     --    -- 30,000     --  328,125  --
Excess of Fair Market
 Value over
 Option Price of
 Non-Qualified
 Stock Options and
issuance of
 Apotex stock - Second Quarter 1995--------  --    --     --    --    --    --     --     --    -- 674,700   7  980,806  --
Excess of Fair Market
 Value over
 Option Price of
 Non-Qualified
 Stock Options - Third Quarter 1995--------  --    --     --    --    --    --     --     --    -- 24,500     --  (260,612)--
Excess of Fair Market
 Value over
 Option Price of
 Non-Qualified
 Stock Options - Fourth Quarter 1995-------- --    --     --    --    --    --     --     --    --  5,000     --  40,624   --
Net (loss) for the
 year ended
 December 31, 1995--    --     --     --     --    --     --    --    --    --     --     --    --     --     --    --  (3,133,348)
                  -- ----- ------  -----  ----- ----- ------ -----  ----  ----  -----  ----- ----- ------  -----  ----  ----------

Balance - December 31, 1995 -
 Forward       2,500 $  --  2,500  1,070  $  -- $107,000  -- $  --    --  $ --  $    -- $  -- 6,583,478  66  $20,34$,239(19,273,319)


See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------





                  Class A   Additional Class B   Additional Class C      Class C  Add.   Xechem, Inc. Xechem Int.   Add.  (Deficit)
              Voting Pref. Paid in 8% Preferred Paid in  Series 1    Series 2  Paid in Common Stock  Common Stock Paid in     Accum.
                            Capital              Capital 8% Conv. Pref. Voting Conv pref. Capital                 Capital    During
                 # of   Par           # of   Par         # of    Par   # of  Par         # of   Par   # of    Par           Develop
               Shares Value Class A Shares Value Class Shares  Value Shares ValueClass C Shares Value Shares  Value Common     Stage
-----------------------------------------------------------------------------------------------------------------------------------


Balance - December
 31, 1995 -
 Forwarded     2,500 $  --  2,500  1,070  $  -- $107,000  -- $  --  --  $ --  $  --   -- $  -- 6,583,47$ 66  $20,348$239(19,273,319)

Private Placement
 - Common Stock at
 $3.00 Per Share, Less Issuance Costs----------    --     --    --    --    --     --     --    -- 163,333    1  52,784    --
Private Placement
- Petron at $.38
 per Share        --    --     --     --     --    --     --    --    --    --     --     --    -- 260,000    1  100,000   --
Private Placement
- Series 1 Preferred
 Stock at $100 per
 Share, Less
 Issuance Cost    --    --     --     --     --    -- 22,500    --    --    --  2,137,500 --    -- 12,500    --  28,125    --
Private Placement
 - Series 2 Preferred
 Stock at $100 per
 Share, Less
 Issuance Cost    --    --     --     --     --    --     --    --  10,000  --  882,440   --    --     --    --     --     --
Conversion of Preferred Stock------   --     --    -- (21,000)  --    --    --  (1,995,000)--   -- 1,673,583 16  1,966,840 --
Conversion of Debt to Equity at $.25
 Per Share        --    --     --     --     --    --     --    --    --    --     --     --    -- 1,477,745 15  369,422   --
Excess of Fair
 Market Value over
 Option Price of
 Non-Qualified Stock
 Options  - Second Quarter 1996------ --     --    --     --    --    --    --     --     --    --  2,000    --  4,625     --
Excess of Fair
Market Value over
 Option Price of
 Non-Qualified
 Stock Options - Third Quarter 1996--------  --    --     --    --    --    --     --     --    --    600    --    564     --
Excess of Fair
 Market Value over
 Option Price of
Non-Qualified
 Stock Options - Fourth Quarter 1996     ------------     --    --    --    --     --     --    -- 51,600     1  13,205    --
Cancellation of Apotex Stock------    --     --    --     --    --    --    --     --     --    -- (75,000)  --     --     --
Ocean Marine Settlement at $1.31
 per Share        --    --     --     --     --    --     --    --    --    --     --     --    -- 25,000    --  `32,812   --
Net (loss) for the year----    --     --     --    --     --    --    --    --     --     --    --     --    --     --  (3,174,205)
                       ----------  -----  ----- ----- ------ -----  ----  ----  -----  ----- ----- ------  ----  -----  ----------

Balance - Dece.31 1996 2,500 -- 2,500 1,070 -- $107,000 1,500$  10,000$  $1,024,940-- $  -- 10,174,839100 $22,916$616  (22,447,524)
                     ============---=-=== ==================  ==========  ==========-- ===== ============= ============ ===========



See Accompanying Notes to Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                    March 15,
                                  1990 [Date of
                                                 Years  ended          Inception) to
                                                 December 31,          December 31,
                                              1 9 9 6      1 9 9 5        1 9 9 6
                                              -------      -------        -------

Operating Activities:
  Net (Loss)                                $(3,174,205) $(3,133,348)  $(22,447,524)
                                            -----------  -----------   -------------
  Adjustments to Reconcile Net (Loss) to Net Cash
   Provided (Used) by Operating Activities:
   Depreciation                                 124,882       67,583        222,051
   Amortization                                  77,470       67,580        388,719
   (Gain)/Loss on Sale of Assets                 (1,089)          --           (391)
   Interest and Compensation Expense
   in Connection with Issuance of Equities      118,227    1,082,608     14,213,500

  Changes in Assets and Liabilities
   (Increase) Decrease in:
     Accounts Receivable                          6,895       (3,121)         1,259
     Inventory                                 (541,304)    (828,366)    (1,369,670)
     Prepaid Expenses                            91,582       (1,699)      (136,151)
     Other Current Assets                        60,909      (17,013)       (32,720)
     Deposits                                    (1,650)          --        (22,167)
     Organizational Costs                                         --        (13,828)
     Other Assets                                 2,250       (2,250)        (1,592)

   Increase (Decrease) in:
     Accounts Payable                           131,937      251,469        604,824
     Accrued Interest Payable                    65,201        5,432         84,438
     Accrued Expenses                            99,451       49,667        209,210
     Other Current Liabilities                       --       (1,117)            --
                                            -----------  -----------   ------------

   Total Adjustments                            234,761      670,773     14,147,482
                                            -----------  -----------   ------------

  Net Cash (Used) by Operating
   Activities - Forward                      (2,939,444)  (2,462,575)    (8,300,042)
                                            -----------  -----------   ------------

Investing Activities:
  Patent Issuance Costs                        (168,122)     (73,196)      (253,299)
  Purchases of Equipment and
   Leasehold Improvements                      (264,212)    (250,915)    (1,635,411)
  Proceeds from Sale of Asset                    17,500           --         26,700
  Purchase of Marketable Securities                               --     (1,476,449)
  Proceeds from Sale of Marketable Securities        --    1,476,449      1,476,449
                                             ----------  -----------   ------------

  Net Cash (Used) by Investing
   Activities - Forward                     $  (414,834) $ 1,152,338   $ (1,862,010)

See Accompanying Notes to Consolidated Financial Statements.


XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                    March 15,
                                  1990 [Date of
                                                 Years  ended          Inception) to
                                                 December 31,          December 31,
                                              1 9 9 6      1 9 9 5        1 9 9 6
                                              -------      -------        -------

  Net Cash (Used) by Operating
   Activities - Forwarded                   $(2,939,444) $(2,462,575)  $ (8,300,042)
                                            -----------  -----------   ------------

  Net Cash (Used) by Investing
   Activities - Forwarded                      (414,834)   1,152,338     (1.862,010)
                                            -----------  -----------   ------------

Financing Activities:
  Proceeds from Note Payable - Bank                  --           --       (390,000)
   Proceeds from Related Party Loans            155,000      435,000      1,294,582
  Proceeds from Borrowings Under
   Line of Credit                                    --      450,000      1,365,000
  Proceeds from Notes Payable - Others               --           --        445,000
  Proceeds from Interim Loans                    55,000           --        970,295
  Proceeds from Bridge Financing                265,000      180,000        640,000
  Capital Contribution                               --           --         95,000
  Payments on Interim Loans                     (55,000)          --       (305,000)
  Payments on Notes Payable -Others                  --     (125,000)      (520,000)
  Payment on Stockholder Loans                       --           --       (207,037)
  Payment of Line of Credit                          --     (975,000)      (975,000)
  Proceeds from Issuance of
   Common Stock                                 152,784      388,889      5,084,343
  Proceeds from Issuance of Class C
   Series 1 Preferred Stock                   2,109,347           --      2,109,357
  Proceeds from Issuance of Class C
   Series 2 Preferred Stock                     882,440           --        882,440
  Proceeds from Exercise of Options                 542        6,342          8,984
                                            -----------  -----------   ------------

  Net Cash - Financing Activities             3,565,123      360,231     10,497,964
                                            -----------  -----------   ------------

  Net Increase (Decrease) in Cash
   And Cash Equivalents                         210,845     (950,006)       335,912

Cash and Cash Equivalents -
  Beginning of Periods                          125,067    1,075,073             --
                                            -----------  -----------   ------------

  Cash and Cash Equivalents -
   End of Periods                           $   335,912  $   125,067   $    335,912
                                            ===========  ===========   ============

Supplemental Disclosures of Cash Flow
 Information:
  Cash paid during the periods for:
   Interest - Related Party                 $    20,641  $    34,477   $    104,992
   Interest - Other                         $     2,347  $    27,251   $    133,818
   Income Taxes                             $        --  $        --   $         --

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
  See Notes 5, 6 and 14.

See Accompanying Notes to Consolidated Financial Statements.


XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(1) Organization and Basis of Presentation

The consolidated financial statements present the results of operations and cash flows of Xechem International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc. and XetaPharm, Inc. (collectively the "Company") for the cumulative period from the date of inception
(March 15, 1990) to December 31, 1996, and the financial position of the Company at that date.

The Company was incorporated by Ramesh C. Pandey, Ph.D. ("Dr. Pandey") on
 February 10, 1994, under the laws of the State of Delaware for the ultimate purpose of acting as the common parent in a reorganization of entities he owned. On April 25, 1994, Dr. Pandey exchanged all of the capital stock of
Xechem, Inc. ("Xechem") for certain equity ownership in Xechem International,
 Inc. (see Note 6). Xechem was formed by Dr. Pandey and began operations on March 15, 1990 (date of inception) upon his contribution of certain equipment.
  Additionally, during 1994, Dr. Pandey transferred the stock of Xechem Laboratories, Inc. to Xechem in exchange for approximately $5,000.
   XetaPharm, Inc. was
formed in January 1996 to develop and market over-the-counter natural products.

The Company is engaged in research and technology development with respect to the production of generic and proprietary drugs from natural sources. Research and development efforts focus principally on anti-fungal, anti-cancer, anti-viral (including anti-AIDS) and anti-inflammatory compounds, as well as anti-aging and memory enhancing compounds. The Company is particularly committed to developing drugs from sources derived from Chinese and Indian folklore and niche generic anti-cancer drugs developed by fermentation or from other natural processes. Additionally, the Company provides technical and analytical laboratory services including the testing of chemicals, cosmetics, food, household and pharmaceutical products on a contract basis. The Company also provides consulting services for development and pilot-plant production of pharmaceuticals for companies on a contract basis. The Company develops and markets a natural food and dietary supplement line of products.

(2) Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Xechem International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc., and XetaPharm, Inc. (collectively the "Company"). Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. At December 31, 1996, the Company had no cash equivalents.

Inventory - Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventory at December 31, 1996 is principally comprised of work-in-process paclitaxel (Paclitaxel is more commonly known as "taxol," a registered trademark of Bristol-Myers Squibb Company), an anti- cancer compound used for treatment of refractory ovarian and breast cancer.

Equipment and Leasehold Improvements - All material expenditures for betterments and additions are capitalized at cost. Expenditures for normal repairs and maintenance are charged against income as incurred. Depreciation and amortization are provided for financial reporting purposes on the basis of the various estimated useful lives of the assets, using the straight-line method over periods ranging from 5 to 15 years. Depreciation and amortization expense for equipment and leasehold improvements for the years ended December 31, 1996 and 1995 was $189,750 and $131,991, respectively.

Patent Issuance Costs - The cost of patents is amortized on a straight-line basis over the estimated economic life of 15 years.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(2) Summary of Significant Accounting Policies (Continued)

Revenue Recognition - The Company records revenue when all contracted services have been performed and product has been shipped to the customer.

Research and Development Costs - Expenditures for research and development activities are charged to operations as incurred.

Stock-Based Compensation - The Company follows Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" with regard to the accounting for its employee stock options. Under APB Opinion No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates in the near term.

Significant Estimates - While the Company has various programs in process to market its inventory during 1997 based on its patents and trademarks, no estimate can be made of the range of loss of amounts that is reasonably possible should the programs to market paclitaxel be unsuccessful (See Note 4). Also, as more fully described under the equipment and leasehold improvements, and patent issuance costs accounting policies described above, the Company's policy is to depreciate and amortize the net book value of such assets ($1,820,219) over their respective remaining useful lives. It is reasonably possible that the Company's estimate that the carrying amount of such assets will be recoverable from future operations will change in the near term given the uncertainty about the Company's ability to continue as a going concern as more fully discussed in
Note 4.

Advertising - The Company's policy is to expense advertising costs as incurred. Advertising costs have been insignificant since the inception of the Company.

Concentration of Credit Risk - The Company maintains cash balances at three different financial institutions in New Jersey. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1996, the Company's uninsured cash balance totaled $285,412.

(3) Development Stage Activities and Operations

For the period from the incorporation of Xechem (see Note 1) to date, the Company has been a "development stage enterprise." Operations have consisted primarily of financial planning, raising capital, and research and development activities. The Company has produced minimal revenues since its inception, incurred a net loss of $3,174,205 and $3,133,348 for the years ended December 31, 1996 and 1995, respectively, and has accumulated a deficit since inception (March 15, 1990) of $22,447,524. The Company has financed research and development activities principally through capital contributions and loans made by its stockholders and other investors, banks, and through an initial public offering and private placement of its securities (see Notes 5, 6, 7, 8, 10 and 11).

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(4) Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, the Company has incurred net losses of $3,174,205 and $3,133,348 for the years ended December 31, 1996 and 1995, respectively; has accumulated a deficit since inception (March 15, 1990) of $22,447,524; and has a cumulative negative cash flow from operations since inception amounting to $8,300,042. As discussed in Note 3, the Company is in the development stage and has realized minimal revenues since its inception. The Company's research and development activities are at an early stage and the time and money required to develop the commercial value and marketability of the Company's proposed products cannot be estimated. The Company expects research and development activities to continue to require significant cash expenditures for an indefinite period in the future. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern.

The  Company  is  presently   substantially  dependent  on  funds  received  and
anticipated to be received under the Blech Purchase Agreement (See Note 5). Subsequent to December 31, 1996, Mr. Blech and his designees have purchased securities subject to the Blech Purchase Agreement (See Notes 19 and 20). If Mr. Blech does not meet or cause others to meet his continuing obligations under the Blech Purchase Agreement, the Company's only remedy is to terminate Mr. Blech's future rights. In such case, the Company may be unable to obtain substitute financing, and may be unable to meet its obligations or continue its operations.

There can be assurance that management's plans to obtain additional financing to fund operations, will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

(5) Blech Purchase Agreement

On November 18, 1996, the Company entered into and closed the initial stage of a stock purchase agreement (the "Blech Purchase Agreement") with David Blech and/or his designees ("Blech") providing for the sale of up to 55,000 shares of Class C Series 2 Voting Cumulative Preferred Stock (the "Series 2 Preferred Shares") for a purchase price of $100 per share ($5,500,000 in the aggregate), or the underlying shares of Common Stock, over approximately nine months. Subsequent to December 31, 1996, the Blech Purchase Agreement was amended. Through December 31, 1996, the Edward A. Blech Trust (the "Trust") purchased 10,000 Series 2 Preferred Shares for at a price of $100 per share (See Notes 19 and 20).

Pursuant to the Purchase Agreement, the Company, Dr. Pandey and Blech have also entered into a stockholder's agreement, which, among other things: (i) generally prohibits the sale of any of Dr. Pandey's shares of capital stock of the Company for a period of five years, except with the consent of Blech; (ii) provides Blech with the right to sell his pro rata portion (relative to the holdings of Dr. Pandey) of any proposed sales of shares by Dr. Pandey, and a reciprocal right in favor of Dr. Pandey to sell his pro rata portion of any shares sold by Blech; (iii) requires Blech to vote for Dr. Pandey as a director of the Company, and to use his efforts to cause Dr. Pandey to remain Chairman, President and chief executive officer of the Company; (iv) requires the Company and its directors (subject to their fiduciary duties to the Company and the shareholders of the Company) to take such actions as Blech may request to elect his nominees to constitute a majority of the directors of the Company; and (v) provides for certain demand and piggyback registration rights in favor of Blech.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



(6) Capital Transactions

(A) In March 1990, Xechem issued 100 shares of its Common Stock to Dr. Pandey in exchange for equipment, the cost of which to him amounted to $125,000. At various dates throughout 1991 and 1990, Dr. Pandey donated certain laboratory and research equipment the cost of which to him amounted to $171,143 and $170,000, respectively. The latter amounts have been credited to paid-in capital.

(B) On May 15, 1992, Xechem and Dr. Pandey signed a letter agreement to exchange one hundred percent of the capital stock of Xechem for a certain sum in cash and 15,000,000 shares of the common stock of the purchaser, Regal One Corporation ("Regal One"). If the transaction was completed, Xechem was to become a wholly-owned subsidiary of Regal One. The transaction was not completed. Although the letter agreement was superseded, Regal One had made non-refundable cash contributions to Xechem amounting to $95,000. This amount has been credited to paid-in capital rather than income because a new agreement was signed in January 1993.

(C) In April 1995, the Company issued 100,000 shares of its Common Stock to Apotex U.S.A., Inc. pursuant to a series of agreements for the development, manufacture and marketing of paclitaxel and bleomycin. In September 1995, the agreements were restructured, all prior agreements between Apotex and Xechem were terminated, and in May 1996, Apotex returned to Xechem 75,000 of the 100,000 shares of Common Stock.

(D) In connection with the Company's initial public offering in May 1994, the underwriter received options to purchase 550,000 shares of Common Stock at an exercise price of $.01 per share. These options were exercised, and the resulting Common Stock was registered in June 1995.

(E) In the fourth quarter 1995 and the first quarter 1996, under the terms of a Private Placement Memorandum (see Note 8), 178,166 and 20,000 common shares were issued which were offset by the return of 59,388 and 6,667 common shares, respectively, by the major stockholder (Dr. Pandey). In a subsequent agreement with one of the investors (who purchased 150,000 of the 198,166 shares issued in the private offering), an additional 150,000 common shares were issued for no additional cash in December, 1996.

(F) On March 26, 1996, the Company entered into an agreement with a new placement agent for a non-public offering to issue Class C Series 1 Preferred Stock at $100 per share convertible into Common Stock, at any time following 60 days from issuance, together with demand registration rights for the Common Stock. The Class C Series 1 Preferred Stock is entitled to an 8% cumulative dividend, and must convert to Common Stock at maturity (one year following issuance). The conversion price of the Class C Series 1 Preferred Stock is subject to a floor of $1.25 per share and ceiling, as amended, of $2.75 per share. In March 1996, the Company received a gap loan of $400,000 from an entity, which converted the principal amount of the loan to Class C Series 1 Preferred Stock, with interest on the loan payable totaling 12,500 shares of the Company's Common Stock. In April 1996, the Company received $1,850,000, before commissions, from this offering. As of December 31, 1996, 21,000 shares of Class C Series 1 Stock were converted into 1,673,583 shares of Common Stock at a conversion price ranging from $1.25 - $1.70 per share (See Notes 19 and 20).

(G) In May 1996, the Company entered into a settlement agreement with Ocean Marine Services ("Ocean Marine"). The lawsuit was settled by an agreement with the Company to make a cash payment of $115,000 and issue 25,000 shares of unregistered Common Stock to Ocean Marine. Such shares are subject to piggyback registration rights in favor of Ocean Marine (see Note 12).

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(6) Capital Transactions (Continued)

(H) On August 29, 1996, the Company and XetaPharm, entered into a Memorandum of Understanding (the "MOU") with Petron International, Inc. ("Petron"), whereby Petron agreed to purchase 96 shares of common stock of XetaPharm (48.98% of the shares to be outstanding) for a total of $500,000. The MOU provided that Petron would pay for the XetaPharm shares as follows: $50,000 on or before September 5, 1996; $100,000 on September 30, 1996; $150,000 on October 30, 1996; and $200,000
on November 30, 1996. The Company had agreed to make its existing facility and personnel available to XetaPharm at a cost of $25,000 per month for twelve months ending August 31, 1996.

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

On September 5, 1996, XetaPharm and the Company each received the initial payment of $50,000 and Petron acquired 125,000 shares of the Company's Common Stock and an 8.3% minority interest in XetaPharm. Petron defaulted on its payments of $100,000 to XetaPharm due September 30, 1996 and $50,000 to the Company due October 1, 1996. On October 14, 1996, the Company notified Petron that, due to non-payment of amounts due under the MOU, the MOU was terminated.

On December 19, 1996, the Company entered into a Settlement Agreement with Petron whereby Petron returned its 8.3% minority interest in XetaPharm in exchange for 135,000 shares of the Company's Common Stock and all remaining rights and obligations of the parties, under the MOU, were terminated.

(I) Individuals had made loans to the Company during 1996 and 1995 amounting to $150,000 and $180,000, respectively. Each of these loans was evidenced by a ten percent (at simple interest) promissory note due one year from the date of the loan. Interest expense amounted to $27,483 and $4,913 for the years ended December 31, 1996 and 1995, respectively. Accrued interest totaled $32,396 at November 30, 1996. In November 1996, the Company offered to the lenders the option of converting their outstanding loans and accrued interest into shares of Common Stock at $.25 per share. All lenders and one vendor with an accounts receivable of $7,041 exercised this option and converted at November 30, 1996. The Company issued 1,477,745 shares of restricted Common Stock, with certain registration rights to such persons.

(J) Blech Purchase Agreement - See Note 5.

(7)  Initial Public Offering

In May, 1994, the Company successfully completed a public offering of its securities which resulted in net proceeds of $5,002,500 before giving effect to offering expenses of $459,830.

(8) Private Placement Memorandum

On March 29, 1995, Kensington Wells, Inc. ("broker/dealer"), the underwriter of the Company's initial public offering, signed a letter of intent in which it agreed to act as a placement agent in a best efforts private offering of the Company's Common Stock. A total of $594,500 was raised, before offering costs, and the Company closed the offering on February 15, 1996. A total of 348,166 shares of Common Stock were issued in this offering. Concurrent with the offering, Dr. Pandey's agreed to return a certain number of Common Stock held by him. As a result of such agreement, 66,055 shares of Common Stock were returned to the Company.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



(9) Income Taxes

Income taxes are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Prior to the consummation of the Public Offering (See Note 7), the Company was an "S" corporation and, as such, losses incurred from date of inception to April 26, 1994 were not available to the Company as tax loss carryforwards. Since April 26, 1994, the Company has net operating loss carryforwards of approximately $3,175,000 which expire in 2009, $3,150,000 which expire in 2010 and $3,250,000 which expire in 2011. SFAS No. 109 requires the establishment of a deferred tax asset attributable to operating loss carryforwards. The deferred tax asset attributable to operating loss carryforwards amounted to approximately $3,350,000 at December 31, 1996, an increase of $820,000 over December 31, 1995. Because the Company's cumulative losses since inception, however, raise questions about the future recoverability of any deferred tax asset established for the Company's tax loss carryforwards, a corresponding valuation allowance of the same amount has been established, pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements. In addition, if a change in control is deemed to have occurred, there may be a possible diminution of any deferred tax asset.

(10) Related Parties

(A) Notes Payable - Related Party - Dr. Pandey had made advances to the Company prior to the Public Offering. The principal amounts advanced (including accrued salary of $110,000) totaled $517,451 at December 31, 1996 and were evidenced by an eight percent (at simple interest) note payable originally due April 25, 1999, to be paid in equal monthly installments commencing April 25, 1996. However, due to the financial condition of the Company, the majority stockholder agreed to defer the monthly installments until April 25, 1997. Accrued interest totaled $27,785 at December 31, 1996. Interest expense on the note amounted to $41,508 and $41,395 for the years ended December 31, 1996 and 1995, respectively (See Note 20).

Additionally, Dr. Pandey has made advances to the Company aggregating $590,000 at December 31, 1996. Such advances were evidenced by eight percent (at simple interest) promissory note due December 31, 1996. Interest expense amounted to $45,419 and $7,407 for the years ended December 31, 1996 and 1995, respectively. Accrued interest totaled $52,826 at December 31, 1996 (see Notes 5, 6 and 19).

(B) Xechem India - The Company currently receives its supplies of plant extracts from India through informal collaborative relationships. Dr. Pandey and his brothers have incorporated a corporation in India ("Xechem India") which will seek to formalize such relationships by obtaining contracts for dependable supplies of plants and other raw materials. Based on its discussions with Indian sources for such materials, the Company believes that an Indian corporation will be able to obtain such contracts on significantly better terms than would a United States-based corporation. Xechem India may conduct certain research, manufacturing, and marketing activities in India. Subject to obtaining regulatory approvals in India, Dr. Pandey has transferred his interest in Xechem India to the Company for no consideration other than reimbursement of amounts Dr. Pandey advanced for organizational expenses (approximately $5,000 to date). Dr. Pandey's brothers will initially own the remaining equity in Xechem India, some or all of which the Company anticipates will be made available to other, unrelated, persons in India. Both of Dr. Pandey's brothers and Anil Sharma, a chartered accountant, serve as directors of Xechem India. No compensation is paid to Dr. Pandey, his relatives or Mr. Sharma for service as directors of Xechem India.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(11) Notes Payable - Other

An individual has made two loans to the Company during 1996 aggregating to $115,000. Each of these loans is evidenced by ten percent and twelve percent (at simple interest) promissory notes due six months from the date of the loan. Accrued interest and interest expense amounted to $3,827 at December 31, 1996.

The weighted average interest rate on short-term borrowings as of December 31, 1996 was approximately 10%.

(12) Commitments and Contingencies

(A) Employment Contract - Dr. Pandey is employed pursuant to an Agreement dated July 1, 1992, for a period of ten years, which primarily provides for:

(i) a salary of $140,000 a year commencing July 1, 1992, subject to annual increases in proportion to the increase in the consumer price index.

(ii) a royalty payment to Dr. Pandey or his estate or designees in the amount of 2-1/2% of the Company's net profits before taxes, as determined under generally accepted accounting principles, with respect to any products developed by the Company during Dr. Pandey's tenure with the Company whether prior to or after the term of the Employment Agreement, which royalty will continue to be paid to Dr. Pandey and/or his successors so long as any such products are sold by the Company (regardless of whether Dr. Pandey is actually employed by the Company at the time of such sale).

(B) Leases - The Company leases its operating facilities under an operating lease which began in April 1991 and expires on September 30, 2000. In 1996, Dr. Pandey purchased a 25% beneficial ownership in the lessor as a limited partner in such entity, which may be deemed to be an affiliate of Dr. Pandey. The lease provides the Company with renewal options for three additional five year periods. Rent expense under the operating lease amounted to $108,205 and $100,060 for the years ended December 31, 1996 and 1995, respectively The future minimum payments under non-cancelable operating leases consisted of the following at December 31, 1996:

      1997                             136,936
      1998                             137,536
      1999                             138,136
      2000                             109,453
                                     ---------

      Total Minimum Lease Payments   $ 522,061

The operating lease also provides for cost escalation payments.

(C) Registration Rights - The holders of 11,502,745 shares of Common Stock and options to purchase 1,157,000 shares of Common Stock (including options to purchase 707,000 shares held by Dr. Pandey) are entitled to certain "piggyback" registration rights. Such rights require the Company, if requested by such holders, to register such shares for sale under the Securities Act if the Company files certain other registration statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(12) Commitments and Contingencies (Continued)

(D) Purchase Commitments - In September, 1994, the Company entered into an agreement with Guizhou Fanya Pharmaceutical Co., Ltd. ("Guizhou"), a Chinese company, for Guizhou to supply to the Company partially processed raw material for paclitaxel. This purchase of the raw material by the Company was contingent upon Guizhou meeting specific contractual criteria which were met in 1995 and the purchases were consummated in 1996 and 1995, resulting in a substantial outlay of cash.

The Company currently buys all of its crude paclitaxel from Guizhou. Although there are a limited number of suppliers of these materials, the Company has come to an agreement with a second supplier and is negotiating with a third supplier on comparable terms to assure there is no delay in manufacturing and a possible loss of sales, which could affect operating results adversely.

(13) Product Development Agreement

In June and August 1993, the Company signed contracts with two scientific institutions in China for the purchase of plant extracts and/or synthetic compounds which are expected to be used in the development of the Company's proposed products. The Company also acquired the exclusive right and ownership (outside of China) of scientific research and development with respect to certain plant extracts and synthetic compounds isolated by the institutions during the term of the contracts. The Company has committed to spend $150,000 ($75,000 has been paid as of December 31, 1996) for the extracts and compounds as long as the institutions are not in default of any of their obligations under the contracts. The contracts also call for royalty payments to be negotiated among the parties if and when products are developed and marketed.

(14) Stock Plan

Effective December 1993, Xechem's sole stockholder approved the Share Option Plan (the "Plan"), providing for the issuance to employees, consultants, and directors of options to purchase up to 200,000 shares of Common Stock. The Company assumed Xechem's obligations under the Plan at the time of the reorganization. At the May 26, 1995 and June 25, 1996 annual meetings of stockholders, an amended and restated Stock Option Plan was adopted whereby the number of shares of Common Stock that could be issued under the Plan was increased to 600,000 shares. The Plan provides for the grant to employees of incentive stock options ("ISOs") and non-qualified stock options.

The Plan is administered by the Board of Directors or a committee which has the power to determine eligibility to receive options and the terms of any options granted, including the exercise or purchase price, the number of shares subject to the options, the vesting schedule, and the exercise period. The exercise price of all ISOs granted under the Plan must be at least equal to the fair market value of the shares of Common Stock on the date of the grant. With respect to any participant who owns stock possessing more than 10% of the voting power of the Company's outstanding capital stock, the exercise price of any ISO granted must equal at least 110% of the fair market value on the grant date and the maximum exercise period of the ISO must not exceed five years. The exercise period of any other options granted under the Plan may not exceed 11 years (10 years in the case of ISOs). Options begin vesting after one year from the grant date at a rate of 20% per year.

The Plan will terminate in December 2003, ten years after the date it was first approved, though awards made prior to termination may expire after that date, depending on when granted.

For options whose exercise price exceeded the market price, the weighted average exercise price is $1.60 and $11.60 and the weighted average fair value of options is $1.20 and $8.93 for the years ended December 31, 1996 and 1995, respectively.

For options whose exercise price is less than the market price, the weighted average exercise price is $1.99 and $4.38 and the weighted average fair value of options is $2.72 and $9.21 for the years ended December 31, 1996 and 1995, respectively.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(14) Stock Plan (Continued)

A summary of stock option activity under all plans is as follows (shares in thousands):

                                         1996                              1995
                      ----------------------------------------------------------
                                          Weighted-                Weighted-
                                           Average                  Average
                             Shares        Exercise Price    Shares    Exercise
                                                                       Price

Outstanding on January 1,        194      $ 3.59            168     $ 0.30

Granted                          272        1.88            114       5.90
Exercised                          4        0.01             84       0.01
Forfeited/Expired                 93        4.38              4       7.46
                              ------      ------         ------     ------

  Outstanding on December 31,    369      $ 2.16            194     $ 3.59
  --------------------------- ======      ======         ======     ======

  Exercisable on December 31,     40      $ 3.21             24     $ 4.10
  --------------------------- ======      ======         ======     ======

The following table summarizes information about stock options at December 31,1996 (shares in thousands):

                          Outstanding Stock Options    Exercisable Stock Options
                           Weighted-
                            Average     Weighted
  Range of                 Remaining     Average             Weighted-Average
Exercise Prices   SharesContractual LifeExercise PriceShares  Exercise Price

$0.00 to $  1.00    160     9.53         $  .33           8      $  .33
$0.01 to $  5.00    190    10.56           2.94          30        2.94
$5.01 to $10.00       7     8.96           7.71           2        7.71
$10.01 to $15.00     12     8.46          11.14           2       11.14
                  -----    -----         ------        ----      ------

     Totals         369     9.72         $ 2.16          40      $ 3.21
     ------       =====    =====         ======        ====      ======

Had compensation cost for the stock option plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative method set forth under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been increased. The pro forma amounts are indicated below (in thousands, except per share amounts):

Year Ended December 31                        1996              1995
----------------------                        ----              ----
Net Loss:
   As Reported                            $     (3,174)     $     (3,133)
   Pro Forma                              $     (3,799)     $     (4,176)
Net Loss Per Share:
   As Reported                            $      (0.45)     $      (0.51)
   Pro Forma                              $      (0.51)     $      (0.67)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively, dividend yields of $-0- for each year, expected volatility of approximately 80% for each year; risk-free interest rates of 6.5 and 6.7 percent; and expected lives of 10 years for both years. The weighted-average fair value of options granted was $2.30 and $9.15 for the years ended December 31, 1996 and 1995, respectively.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



(15) Description of Securities

The authorized capital stock of the Company at December 31, 1996 consisted of 15,000,000 shares of Common Stock, par value $.00001 per share, 2,500 shares of Class A Preferred Stock, par value $.00001 per share, 1,150 shares of 8% Preferred Stock, par value $.00001 per share, and 2,996,350 shares of Class C Preferred Stock, par value $.00001 per share.

(A) Common Stock - Holders of Common Stock are entitled to one vote on each matter submitted to a vote at a meeting of stockholders. The Common Stock does not have cumulative voting rights, which means that the holders of a majority of voting shares voting for the election of directors can elect all of the members of the Board of Directors. The Common Stock has no preemptive rights and no redemption or conversion privileges. Subject to any preferences of any outstanding Preferred Stock, the holders of the outstanding shares of Common Stock are entitled to receive dividends out of assets legally available at such times and in such amounts as the Board of Directors may, from time to time, determine, and upon liquidation and dissolution are entitled to receive all assets available for distribution to the stockholders. A majority vote of shares represented at a meeting at which a quorum is present is sufficient for all actions that require the vote of stockholders.

(B) Class A Voting Preferred Stock - There are currently outstanding 2,500 shares of Class A Preferred Stock. The holder of the Class A Preferred Stock is entitled to receive dividends of $.00001 per share, and $.00001 per share in liquidation, before any dividends or distributions on liquidation, respectively, may be paid to the holders of Common Stock. The holder of the Class A Preferred Stock is entitled to cast 1,000 votes per share on each matter presented to stockholders of the Company, voting together as a single class with the holders of the Common Stock, except as may be required by the Delaware General Corporation Law, and except that the affirmative vote or consent of the holder of a majority of the outstanding Class A Preferred Stock is required to approve any action to increase the number of authorized shares of Class A Preferred
Stock, to amend, alter, or repeal any of the preferences of the Class A Preferred Stock, or to authorize any reclassification of the Class A Preferred Stock. Dr. Pandey owns all of the outstanding Class A Preferred Stock. The Company may redeem the Class A Preferred Stock for $.00001 per share at any time after May 3, 2009, however, pursuant to the private offering of the Company's Common Stock in 1995-6, Dr. Pandey agreed with the underwriter to redeem the Class A Preferred Stock in 1999.

(C) Class B 8% Preferred  Stock - At December 31, 1996,  there were  outstanding
1,070 shares of 8% Preferred Stock with a liquidation preference of $100 per share, all of which were held by Dr. Pandey. The 8% Preferred Stock is entitled to cumulative dividends on the liquidation preference at the rate of 8% per annum, payable quarterly. At December 31, 1996, the cumulative dividends amounted to $22,946 or $21.44 per each outstanding Class B 8% Preferred Share. The 8% Preferred Stock may be redeemed at any time, in whole or in part, at the option of the Company for a redemption price equal to the liquidation preference plus accrued and unpaid dividends. After the fifth anniversary of issuance, the holders of 8% Preferred Stock may, at each holder's option, convert such 8% Preferred Stock into Common Stock at a conversion price equal to $5.00 per share; provided that if a change in control has occurred such shares may be converted, regardless of whether five years have elapsed at a conversion price equal to the least of (i) $5.00, (ii) 25% of the then-current market price of the Common Stock or (iii) the lowest price paid by the hostile acquiror within the one year preceding the change in control. The 8% Preferred Stock has no voting rights except for extraordinary corporate actions such as mergers, consolidation, or sales of substantially all the assets of the Company, which will require the affirmative vote or consent of the holders or majority of such shares, and except as may be required by law.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(15) Description of Securities (Continued)

(D) Class C Preferred Stock - The Company's Board of Directors may, without further action by the Company's stockholders, from time to time, issue shares of the Class C Preferred Stock in series and may, at the time of issuance, determine the rights, preferences, and limitations of each series. Any dividend preference of any Class C Preferred Stock which may be issued would reduce the amount of funds available for the payment dividends on Common Stock. Also, holders of the Class C Preferred Stock would normally be entitled to receive a preference payment in the event of any liquidation, dissolution, or winding-up of the Company before any payment is made to the holders of Common Stock. The Board of Directors of the Company, without stockholder approval, may issue the Class C Preferred Stock with voting and conversion rights which could adversely affect the holders of Common Stock. As described in Note 6, the Company had authorized the issuance of up to 40,000 shares of Class C Series 1 Preferred Stock, up to 55,000 shares of Class C Series 2 Voting Convertible Preferred Stock and 13,180 shares of Class C Series 3 Voting Convertible Preferred Stock.

(E) Redeemable Warrants - In connection with the Public Offering, 1,150,000 warrants were issued pursuant to an agreement, dated April 26, 1994, (the
"Warrant Agreement"), between Xechem and Continental Stock Transfer & Trust Company, as warrant agent (the "Warrant Agent").

The Warrants were immediately separable from the shares of Common Stock included in the Units in the Public Offering. Each Warrant originally entitled the holder to purchase, at any time until April 26, 1999, one share of Common Stock at an exercise price of $6.00 per share, subject to certain adjustments. As a result of various issuances of Common Stock since April 1994, the exercise price per share has been substantially reduced to a price below $1.00 per share and will be subject to further adjustments as additional issuances are made under the Blech Purchase Agreement. The number of shares deliverable on exercise of each warrant increases in proportion to each decrease in the per share exercise price. The Warrants may be exercised in whole or in part. Unless exercised, the Warrants will automatically expire on April 26, 1999, unless extended by the Company.

The Company may at any time redeem the Warrants, in whole or in part, at the option of the Company, upon not less than 30 days' notice, at a price of $.10 per Warrant, provided that (a) the then-current market price of the Common Stock is at least 175% of the then-current exercise price of the Warrants for 20 consecutive business days ending within 30 days of the date of the notice of redemption and (b) the Company is in compliance with its obligations to register under the Securities Act the shares of Common Stock issuable on exercise of the Warrants. If the Company exercises its right to redeem the Warrants, such Warrants will be exercisable until the close of business on the date fixed for redemption in such notice. If any Warrant called for redemption is not exercised by such time, it will cease to be exercisable and the holder thereof will be entitled only to the redemption price.

Pursuant to the Warrant Agreement, the Company, by notice to the Warrant Agent, may reduce the exercise price, permanently or for such period as it may determine, or extend the expiration date of the Warrants. The Warrant Agent is required to send a notice of any such change to each registered holder of Warrants. At December 31, 1996, there were 1,150,000 Warrants outstanding.

(16) Loss Per Share

Loss per share amounts are based on the weighted average number of shares outstanding. Shares issuable upon the exercise of common stock equivalents are excluded from the computation since the effect on the net loss per common share would be anti-dilutive. The holders of Class B 8% Preferred Stock and Class C Series 1 Preferred Stock were entitled to accumulate dividends on the $100 per share liquidation preference at the rate of 8% per annum payable quarterly. This dividend has been reflected in the computation of loss per share available to common stockholders.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(17) New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Statement of
 Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed.
The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited.Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

 The FASB has also issued SFAS No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," in February 1997.

SFAS No. 128 simplifies the earnings per share ("EPS") calculations required by Accounting Principles Board ("APB") Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

(18) Fair Value of Financial Instruments

Effective December 31, 1995, the Company adopted SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of these financial instruments, the Company was required to make assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, cash equivalents, accounts payable and short-term debt, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. Management estimates that the carrying amount of long-term related party indebtedness approximates fair value.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



(19) Subsequent Events

(A) Blech  Purchase  Agreement - Pursuant to the Blech  Purchase  Agreement (See
Note 5), the Trust purchased for $100 per share, 5,000 Series 2 Preferred Shares on January 8, 1997 and 7,500 Series 2 Preferred Shares on February 7, 1997. On February 7, 1997, Dr. Ramesh Pandey, the Company's Chairman and Chief Executive Officer, agreed to exchange certain indebtedness owed by the Company to him and the 1,070 shares of Class B Preferred Stock of the Company held by him for 13,180 shares of Series 3 Preferred Shares. Pursuant to their terms, the outstanding 22,500 Series 2 Preferred Shares and 13,180 Series 3 Preferred Shares are to be converted into 45,000,000 and 21,088,00 shares of Common Stock, respectively. Under the Blech Purchase Agreement, as amended, Blech has the right to purchase an additional 25,000,000 shares of Common Stock on or before April 30, 1997, 20,000,000 shares of Common Stock on or before June 2, 1997, and a final 10,000,000 shares on or before July 15, 1997.

(B) Class C Series 1 Preferred Stock - As of January 31, 1997, all 22,500 shares of Class C Series 1 Stock have been converted into 1,793,583 shares of Common Stock at a conversion price ranging from $1.25 - $1.70 per share.

(C) Capital Stock - On January 15, 1997, at a Special Meeting of Shareholders, approval was received to amend the Company's Certificate of Incorporation to increase the number of authorized share of Common Stock from 15,000,000 to 247,000,000 and the Company subsequently amended its Certificate of Incorporation to reflect the cancellation of all of the Series 1, Series 2 and Series 3 of the Class C Preferred Stock which had been converted into Common Stock.

(20) Subsequent Events (Unaudited) Subsequent to the Date of the Report of the Independent
Auditors

(A) Debt to Equity Conversions - Subsequent to December 31, 1996, certain of the Company's debt is to be converted to equity in accordance with the Blech Purchase Agreement. The following does not give effect to other events subsequent to year end but gives pro forma effect to:

(1)Conversion of long term notes payable
      to Dr. Pandey to equity (See Note 10).              $ 517,451

(2)Conversion of notes payable to Dr. Pandey
      to equity (See Note 10).                              590,000

(3)Conversion of accrued interest due
      Dr. Pandey to equity (See Note 10).                    80,611
                                                          ---------
      Total                                               $1,188,062
                                                          ==========

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



(20) Subsequent Events (Unaudited) Subsequent to the Date of the Report of the Independent
Auditors (Continued)

(B) Blech Purchase Agreement - In accordance with the Blech Purchase Agreement, as amended, David Blech or his assignees invested an additional $1,750,000 into the Company in the three months ended March 31, 1997. For this investment, 35,000,000 shares of Common Stock were issued.

(C) Pro Forma
                                   Actual                        Pro forma
                                 December 31      Effect of      March 31
                                    1996        Transactions        1997
Current liabilities              $1,789,432     $  (864,651)    $  924,781
Notes payable - related party      323,411         (323,411)            --
Stockholders' equity             1,603,632        2,938,062      4,541,694
                                 ---------      -----------     ----------
        Totals                   $3,716,475     $ 1,750,000     $5,466,475
                                 ==========     ===========     ==========



                        .   .   .   .   .   .   .   .   .

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

       There have been no changes in, or reported disagreements with, the Company's accountants on any matter of accounting principles, practices or financial statement disclosure.

                                   PART III

Item 9Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

   The names of the directors and executive officers of the Company and their respective ages and positions with the Company are as follows:



Name                                 Age Position with the Company
Dr. Ramesh C. Pandey (1).........    58  Chief Executive Officer, President, and
                                         Chairman of the Board of Directors
Dr. Brian Arenare (1) (2) (3)....    38  Director
Dr. Lester A. Mitscher (2) (3)...    65  Director
Leonard A. Mudry.................    59  VP - Finance and Operations,
                                            Secretary, Treasurer

  (1) Member of Stock Option Committee.
  (2) Member of Compensation Committee.
  (3) Member of Audit Committee.

   All directors hold office until their successors have been elected and qualified or until their earlier resignation or removal. Directors are elected annually and serve without remuneration for service as directors. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or executive officers of the Company.

   Ramesh C. Pandey, Ph.D., is the founder of the Company. He has been Chief Executive Officer and President and a director of the Subsidiary since its formation in 1990 and the Chief Executive Officer, President, and Chairman of the Board of Directors of the Company since its formation in February 1994. From 1984 to March 1990, Dr. Pandey was the President and Chief Scientist of a predecessor of the Company, which was a subsidiary of LyphoMed. Dr. Pandey served as a visiting Professor at the Waksman Institute of Microbiology at Rutgers University from 1984 to 1986. Dr. Pandey has also served as scientist, consultant, and research associate for several universities and private laboratories. Dr. Pandey has published numerous articles in professional publications such as the Journal of Antibiotics, the Journal of the American Chemical Society and the Journal of Industrial Microbiology. Dr. Pandey is a member of the editorial board of the Journal of Antibiotics and of several professional societies.

   Brian Arenare, M.D., has been a director of the Company since March 1994 and has served as a consultant to the Company since May 1992. He is also a member of the SAB. Currently, Dr. Arenare is providing consulting services to the pharmaceutical and healthcare industries. From January 1994 to August 1994, Dr. Arenare was the General Manager of Ropharmex U.S.A. Corp., which provides international pharmaceutical trade and consulting services. From February 1992 to February 1993, Dr. Arenare was a consultant with The Wilkerson Group, Inc., which provides strategic management consulting services to pharmaceutical and biotechnology companies. From January 1990 to January 1992, he was Managing Partner of AIM Consulting, which provided technical and strategy consulting to pharmaceutical companies. He has been an attending physician at the Beth Israel Medical Center in New York City since July 1993 and was an attending physician at Lenox Hill Hospital in New York City from January 1989 to December 1991. Dr. Arenare received his M.D.from Yale
 University in 1983 and an M.B.A. from Columbia University in 1992.
   Lester A. Mitscher, Ph.D., has been a director of the Company since August 1994. He is also a member of the SAB. Dr. Mitscher is currently the University
  Distinguished Professor and former Chairman of the Department of Medicinal Chemistry at the University of Kansas, one of the nation's premier research institutions for chemistry. Among his past accomplishments, he has served on the Senior
Advisory Council of G.D. Searle & Co., and has been the Chairman of the
 Biological and Natural Products Study Section for the NIH, as well as Chairman of the American Society for Pharmacognosy. Dr. Mitscher received his
 Ph.D. from Wayne State
University in 1968.

   Leonard A. Mudry has been the Vice President - Finance and Operations of the Company since May 1994. From February 1991 to April 1994, he was Vice President
- Operations of MediGene, Inc., a pre-natal testing company. Prior to joining MediGene, Mr. Mudry was Vice President - Operations/Finance for Princeton Diagnostic Labs from March 1990 to January 1991; Senior Vice President and Chief Financial Officer of American Medical Laboratories from January 1987 to March 1990; and held various positions with Hoffman- LaRoche, Inc. and its subsidiaries, a major pharmaceutical company, from 1969 to 1987.

Section 16(a) Beneficial Reporting Compliance

   The Company's executive officers, directors and shareholders beneficially owning more than 10% of the Company's Common Stock are required under the Exchange Act to file reports of ownership of Common Stock of the Company with the Securities and Exchange Commission and the NASDAQ Stock Market. Copies of those reports must also be furnished to the Company. Based solely upon a review of the copies of reports furnished to the Company and written representations that no other reports were required, the Company believes that during the preceding year all filing requirements applicable to executive officers, directors and shareholders beneficially owning more than 10% of the Company's Common Stock have been complied with, except that David Blech and the Trust, which became reporting persons on November 18, 1996, did not file a Form 3 reporting their ownership of the Company's securities (a Form 5 was later filed) and Brian Arenare, a director of the Company, filed late a Form 4 reporting the grant of an option from the Company to purchase Common Stock.

Committees

   The Company's Stock Option Committee, established in May 1995, consists of Messrs. Pandey and Arenare. The Stock Option Committee administers the 1995 Stock Option Plan and reviews and recommends to the Board of Directors stock options to be granted.

   The Company's Compensation Committee, established in May 1995, consists of Messrs. Arenare and Mitscher. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company and reviews general policy matters relating to compensation and benefits of employees of the Company.

   The Company's Audit Committee, established in May 1995, consists of Messrs. Arenare and Mitscher. The Audit Committee reviews with the Company independent public accountants the scope and timing of their audit services and any other services they are asked to perform, the accountants report on the Company financial statements following completion of their audit and the Company's policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee makes annual recommendations to the Board of Directors for the appointment of independent accountants for the ensuing year.

Item 10.    Executive Compensation.

Compensation of Directors.

   Directors do not receive any standard compensation for services.

Executive Compensation.

   Set forth below is information concerning the compensation for 1994, 1995 and 1996 for the Company's President and Chief Executive Officer, who is the only executive officer of the Company whose compensation exceeded $100,000:



                                                     Long Term Compensation
                                                                                All Other
                         ANNUAL COMPENSATION                                   Compensation
                                    Awards        Payouts
                                                            Securities
                                         Other    Restricted Under-
                                        Annual     Stock     lying     LTIP
       Year          Salary    Bonus  Compensation Awards   Options   Payouts

Dr. Ramesh
Pandey        1997  $137,846     0      $7,978        0         0        0           0
              1995  $139,525     0      $7,072        0         0        0           0
              1996  $118,365     0      $13,375       0         0        0           0
==================  ========= ======= =========== ========  ======== ========= ============


Employment Agreements

   Ramesh C. Pandey is employed pursuant to an agreement which provides for a base salary of $140,000 per year, subject to an annual increase in proportion to the increase in the consumer price index, such bonuses as a majority of the disinterested members of the board of the Company may determine, and a royalty of 2 1/2% of the Company's net profits before taxes with respect to any products developed by the Company or its affiliates during the term of the agreement. The royalty will be payable to Dr. Pandey or his estate so long as the Company continues to sell such products, notwithstanding any termination of the agreement. The agreement provides for a ten year term, but permits either party to terminate the agreement after five years; if the Company terminates the agreement, Dr. Pandey will be entitled to receive severance equal to his compensation for the two years prior to termination. Dr. Pandey has agreed not to engage in certain business activities (generally similar to those currently engaged in by the Company) for six months (four months, in certain cases) after the termination of his employment with the Company. If there is a change in the beneficial ownership of 20% or more of the Company's capital stock, Dr. Pandey may, at any time within one year after such event, terminate the agreement, in which event his noncompete and confidentiality agreement terminate and any indebtedness of the Company to Dr. Pandey shall accelerate. Dr. Pandey has agreed and approved the transactions contemplated by the Blech Purchase Agreement and that, accordingly, such transactions do not and will not result in a "Change of Control" as defined in the Employment Agreement. In August 1996, due to the financial constraints of the Company, Dr. Pandey's salary was reduced by 54%. In November 1996, 50% of the reduction was restored and in February

1997, Dr. Pandey was returned to full salary.  The reduction in salary was not accrued and will not be paid to Dr.
Pandey.

Stock Plan

   Effective December 1993, Xechem's sole stockholder approved the Share Option Plan (the "Plan"), which the Company has assumed, providing for the issuance to employees, consultants, and directors of options to purchase up to 600,000 shares of Common Stock. The Plan provides for the grant to employees of incentive stock options ("ISOs") and non-qualified stock options.

   The Plan is administered by a Stock Option Committee established in May 1995 comprised of two members of the Board of Directors which has the power to determine eligibility to receive options and the terms of any options granted, including the exercise or purchase price, the number of shares subject to the options, the vesting schedule, and the exercise period. The exercise price of all ISOs granted under the Plan must be at least equal to the fair market value of the shares of Common Stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of the Company's outstanding capital stock, the exercise price of any ISO granted must equal at least 110% of the fair market value on the grant date and the maximum exercise period of the ISO must not exceed five years. The exercise period of any other options granted under the Plan may not exceed 11 years (10 years in the case of ISOs).

   The Plan will terminate in December 2003, ten years after the date it was first approved by Xechem's stockholder, though awards made prior to termination may expire after that date, depending on when granted. As of February 20, 1997, the Company has granted options under the Plan to purchase 599,500 shares of Common Stock.

Option Tables

   The following table sets forth certain information with respect to options granted to the directors and executive officers of the Company during the year ended December 31, 1996 under the Company's Stock Option Plan. The Company did not grant any stock appreciation rights during the year.


                          Individual Grants
               Number of Securities of Total Option Exercise
               Underlying Option Granted to Employee Price (per
     Name          Granted      In Fiscal Year   Share)   Expiration Date
Leonard A. Mudry   15,000            4.7%         3.00      2/29/07
Leonard A. Mudry    7,000            3.1%         1.38      6/25/06
Leonard A. Mudry   40,000           14.3%         0.47      11/15/06
   TOTAL           62,000           22.1%
============== =============== ================ ========= ============


Aggregated Option Exercises in Fiscal 1996 and Fiscal Year-End Option Values

   The following table provides information on option exercises during the year ended December 31, 1996 by the directors and executive officers of the Company and the value of such parties' unexercised stock options as of December 31, 1996.





                                         Number of Securities   Value of Unexercised
                                        Underlying Unexercised  In-the-Money Options
                                         Options at 12/31/96      at 12/31/96 (1)
                     Shares
                    Acquired    Value
       Name         on ExercisRealized  ExercisableUnexercisablExercisableUnexercisable

                       (#)       ($)
Dr. Ramesh C. Pandey    0         0         0      707,000 (2)     0       $633,649
Dr. Brian Arenare       0         0       2,000       6,000      $1,793     $5,378
Dr. Lester A. Mitscher  0         0       2,300       8,200       $896      $2,688
Leonard A. Mudry        0         0       6,000      71,000        0        $17,450
==================  ========= ========= ========== =========== ========== ===========

(1)Represents the excess, if any, of the closing price of the Common Stock as quoted on the Nasdaq SmallCap on December 31, 1996 ($.91) over the exercise price of the options, multiplied by the corresponding number of underlying shares.

(2)These options were issued in exchange for the capital stock of the Subsidiary in the reorganization of the Company. See Item 1, Business - Reorganization. These options are exercisable upon the Company attaining specific financial goals.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth certain information regarding the beneficial ownership of the Common Stock and total voting stock (including the Class A Preferred Stock) as of March 31, 1997 by: (i) each stockholder known by Xechem to beneficially own in excess of 5% of the outstanding shares of Common Stock or Class A Preferred Stock; (ii) each director or nominee for director; and (iii) all directors and executive officers as a group. All of the outstanding Class A Preferred Stock is owned by Ramesh C. Pandey. Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and investment power with respect to the shares beneficially owned by such persons.


                                              Class A Preferred
                         Common Stock               Stock
                      Number of  Percent     Number of  Percent       Percent of
Name and Address     Shares   of Class     Shares   of  Class   Voting Stock (1)
The Edward A. Blech Tr45,000,000 (52.0%              0        -         50.6%
David Blech (4)       45,000,000  52.0%              0        -         50.6%
                          (3)(5)
Michael G. Jesselson 125,000,000   5.8%              0        -          5.6%
Trust (3)
Benjamin J. Jesselson 15,000,000   5.8%              0        -          5.6%
Trust (3)
Michael G. Jesselson (10,050,000  11.6%              0        -         11.3%
                          (7)(8)
Dr. Ramesh C. Pandey (23,821,945(127.5%          2,500     100%         29.6%
Dr. Brian Arenare (9)  6,000 (11)   *                0        -           *
Dr. Lester A. Mitscher 4,600 (11)    *                0        -           *
All dir.and exec     23,844,545  27.6%                                 29.6%
officers as a group ....  (4(12)sons)            2,500     100%

(1)Gives effect to the voting rights of 2,500 shares of Class A Voting Preferred Stock, all of which are owned by Dr. Pandey and which entitle him to cast 1,000 votes per share on all matters as to which shareholders are entitled to vote.

(2)The address of The Edward A. Blech Trust is 418 Avenue I, Brooklyn, New York 11230.

(3)As reported in a Schedule 13D filed jointly by Mr. Blech and the Trust.

(4)The address of Mr. Blech is 225 Lafayette Street, New York, New York  10012.

(5)Includes shares owned by the Trust.

(6)The address of each of The Michael G. Jesselson 12/18/80 Trust, the Benjamin J. Jesselson 12/18/80 Trust and Michael G. Jesselson is 1301 Avenue
   of the Americas, Suite 4101, New York, New York  10019.

(7)As reported in a Form 3 filed by Michael G. Jesselson.

(8)Includes shares owned by the Michael G. Jesselson 12/18/80 Trust and the Benjamin J. Jesselson 12/18/80 Trust

(9)The address of each of Messrs. Pandey, Arenare and Mitscher is c/o Xechem International, Inc., 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901.

(10Does not include 707,000 shares subject to the Pandey Options, which presently are not exercisable, and will not be exercisable, within 60 days from March 31, 1997.

(11All shares subject to options which are exercisable within 60 days from March 31, 1997.

(12Includes 20,600 shares subject to options which are exercisable within 60 days from March 31, 1997.

*     Less than one percent.

   On November 18, 1996, the Company entered into and closed the initial stage of Blech Purchase Agreement. Additional issuances under the Blech Purchase Agreement were closed at various dates though March 28, 1997. As a result of such issuances, Blech has the ability to control the election of the Board of Directors, as well a contractual right to have his nominees elected to the Board. Accordingly, Blech has obtained the power to control the affairs of the Company. See Item 1, Description of Business - Recent Developments - Blech Stock Purchase Agreement and Risks Affecting Forward Looking Statements and Stock Prices - Control by Blech.

Item 12.    Certain Relationships and Related Transactions.

   On April 25, 1994, Dr. Ramesh C. Pandey, the Company's Chairman of the Board and Chief Executive Officer, exchanged the capital stock of the Subsidiary for 2,800,000 shares of the Company's Common Stock, 2,500 shares of Class A Preferred Stock, and the Pandey Options. On the same date, Dr. Pandey exchanged $107,000 of indebtedness of the Subsidiary for 1,070 shares of Class B. Preferred Stock and $517,451 of indebtedness of the Subsidiary (including accrued interest) for a note of the Company in the same amount. Pursuant to the Blech Purchase Agreement, Dr. Pandey subsequently exchanged such Class B Preferred Stock and note for other equity securities of the Company. See Item 1, Description of Business - Recent Developments - Blech Stock Purchase Agreement and The Reorganization.

   From December 1989 to October 1990, Dr. Pandey was a minority stockholder and director of Advanced Molecular Technologies, Inc., a Washington-based corporation ("AMT") formed to gather paclitaxel bark in the Pacific Northwest for sale. Dr. Pandey had no involvement in AMT's day-to-day activities, and believes he was asked to serve on its board of directors to add academic credibility to its efforts. Ocean Marine Services ("Ocean Marine") claimed to have made an investment of $200,000 in AMT in 1990. AMT subsequently ceased operations. In January 1991, Ocean Marine filed a lawsuit against Dr. Pandey and others in Federal District Court in Washington State, alleging breaches of state and federal securities laws in connection with Ocean Marine's investment and seeking rescission and damages. Dr. Pandey denied any wrongdoing in connection with the litigation. However, given the time and expense associated with a Washington-based lawsuit and the uncertainties of litigation, an out-of-court settlement was reached in late 1992 by Dr. Pandey, with no finding of wrongdoing by Dr. Pandey. Although the Company was not a party to such proceedings, and Dr. Pandey received a general release from Ocean Marine, the Company has agreed to indemnify Dr. Pandey against any future claims by Ocean Marine.

   On October 12, 1994, counsel for Ocean Marine Services ("Ocean Marine") requested additional information from Dr. Pandey, alleging that it would not have entered into a settlement agreement in 1992 had it known that discussions were ongoing with Regal One Corporation regarding a possible business transaction. In April 1995 Ocean Marine instituted an action against Dr. Pandey seeking to set aside the settlement agreement based upon its assertion that such discussions were not disclosed to it, and seeking remedies under applicable state and federal securities laws, including interest, attorneys fees and costs, which were alleged to have cumulated over $525,000 by April 20, 1996, and which could include additional attorneys fees, interest and costs through the determination of such action. Dr. Pandey denied that any wrongdoing had occurred. However, the Company determined that it was in the Company's best interest to settle such action, given the cost of defending such action, together with the possibility, however remote, that an adverse outcome could have a material adverse effect on the Company. In addition, the Company determined that the time and effort necessary to defend such action would detract from Dr. Pandey's ability to exert full time efforts in executing the Company's business plan. Accordingly, the lawsuit was settled in May 1996 by the payments of $115,000 and issuance of 25,000 shares of unregistered Common

Stock to the plaintiffs (subject to piggyback registration rights), pursuant to its indemnification obligation to Dr.
Pandey.

   During 1994, Dr. Pandey transferred the stock of Xechem Laboratories to the Company, in exchange for reimbursement of the amount Dr. Pandey contributed to Xechem Laboratories to pay its organizational and related expenses (approximately $5,000). Xechem Laboratories is presently inactive.  See Item 2, Properties.

   Subject to obtaining necessary regulatory approvals in India, Dr. Pandey has transferred his interest in Xechem India to the Company for no consideration other than reimbursement of amounts (equal to approximately $5,000) Dr. Pandey advanced for organizational expenses. Dr. Pandey's brothers own the remaining equity in Xechem India, some or all of which the Company anticipates will be made available to other, unrelated, persons in India. Both of Dr. Pandey's brothers and Mr. Anil Sharma, a chartered accountant, serve as directors of Xechem India. No compensation is paid to Dr. Pandey, his relatives or Mr. Anil Sharma for service as directors.
See Item 1, Description of Business - Raw Material Supply.

   In connection with the Company's private offering completed in February 1996, for every three shares of Common Stock sold by the Company, the Company purchased for nominal consideration one share of Common Stock from Dr. Pandey. The maximum number of shares subject to purchase by the Company from Dr. Pandey was 400,000 shares for an aggregate purchase price of $4.00. The Company purchased 66,055 of such shares from Dr. Pandey.

   Effective June 25, 1996, an entity wholly-owned by Dr. Pandey (the "Holding Company") became a member of Vineyard Productions, L.L.C. ("Vineyard"), which in June 1994 acquired the building in which the Company leases its offices. Prior to making such investment, Dr. Pandey informed the Board of Directors of the opportunity for such investment, and the Board determined that the Company was not interested in such opportunity and approved Dr. Pandey making the investment. The Company's lease was entered into prior to that date (with a prior owner of the building) and has not been modified subsequent thereto. The Company paid Vineyard $110,491 in 1996, including $21,705 subsequent to June 25, 1996.

   On November 18, 1996, the Company entered into and closed the initial stage of Blech Purchase Agreement. Additional issuances under the Blech Purchase Agreement were closed at various dates through March 28, 1997. See Item 1, Description of Business - Recent Developments - Blech Stock Purchase Agreement.

Item 13.    Exhibits and Reports on Form 8-K.

   (a) (1) The following exhibits are incorporated by reference from the Company's Registration Statement on Form SB-2 (SEC File Number 33-75300NY) referencing the exhibit numbers used in such Registration Statement:

Number      Exhibit

3(i)(a)     Certificate of Incorporation.

3(i)(b)     Certificate of Correction to Certificate of Incorporation.

3(ii)       By-Laws.

4.3   Form of Warrant Agreement (including form of Warrant).

4.4   Form of Representative's Warrant.

10.2        Form of Pandey Option.

10.3        Form of Employment Agreement between the Company and Dr. Pandey.

10.6        Leases between Urban Brunswick Associates, L.P. and the Subsidiary.

10.7 Agreement, dated June 22, 1993, between the Subsidiary and the School of Pharmaceutical Sciences of Beijing Medical University.

10.8        Agreement, dated June 22, 1993, between the Subsidiary and Kunming
               Institute of Botany.

10.9        Form of Note issued to Dr. Pandey.

10.16       Acquisition agreement among LyphoMed, Inc., Old Xechem and Ramesh
            C. Pandey.

10.17       Patents.

10.18       Indemnity agreement between the Company and Ramesh C. Pandey.

   (a) (2) The following exhibits are incorporated by reference from the Company's Quarterly Report on
            Form 10-QSB for the quarter ended September 30, 1994
           (File No. 0-23788).

Number      Exhibit

10.20 Agreement dated September 6, 1994 between the Company and Guizhou Fanya Pharmaceutical Co. Ltd.

   (a) (3) The following exhibits are incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995:

3(i)(c)     Certificate of Amendment to Certificate of Incorporation.

10.27       Xechem/Apotex Restructuring Agreement.

10.28       Xechem International, Inc. Amended and Restated Stock Option Plan.

   (a) (4) The following exhibits are incorporated by reference from the Company's Form 8-K Current Report dated November 18, 1996:

10.29       Stockholders Agreement dated November 18, 1996 among Xechem
               International, Inc., David
            Blech and Ramesh C. Pandey

10.30       Stock Purchase Agreement dated November 18, 1996 among
               Xechem International, Inc., David
            Blech and Ramesh C. Pandey dated

   (a)(5)   The following exhibits are filed with this report:

3(i)(c)     Certificate of Amendment to Certificate of Incorporation

3(i)(d) Certificate of Designations, Preferences and Rights of Class C Shares (Class C Series 1 Preferred Stock)

3(i)(e)     Certificate of Designations, Preferences and Rights
             (Class C Series 2 and Series 3 Preferred
            Stock)

3(i)(f)     Certificate of Elimination (Class C Series 1, Series 2 and
           Series 3 Preferred Stock)

11    Statement of Earnings (Loss) Per Share

21    Subsidiaries of the Company

23    Consent of Moore Stephens, P.C.

   (b)The Company filed the following Reports on Form 8-K during the fourth quarter of 1996.

   (i)Form 8-K dated November 29, 1996 wherein the Company reported information under Item 1-Changes in Control of Registrant and Item 5 - Other Events.

   (iiForm 8-K dated December 16, 1996 wherein the Company reported information under Item 5 - Other Events.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            XECHEM INTERNATIONAL, INC.


Date: April 10, 1997                        By: /s/ Ramesh C. Pandey
                                                --------------------
                                                Ramesh C. Pandey, Ph.D.
                                          Chief Executive Officer, President and
                                             Chairman of the Board of Directors


     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Ramesh C. Pandey                                   Date: April 10, 1997
     ----------------------------
     Ramesh C. Pandey, Ph.D.,
     Chief Executive Officer, President and
     Chairman of the Board of Directors


By:  /s/ Brian Arenare                                     Date:  April 10, 1997
     ----------------------------
     Brian Arenare, M.D.,
     Director


By:  /s/ Lester A. Mitscher                                Date:  April 10, 1997
     ----------------------------
     Lester A. Mitscher, Ph.D.
     Director


By:  /s/ Leonard A. Mudry                                  Date:  April 10, 1997
     ----------------------------    Leonard A. Mudry,
     Vice President - Finance and Operations

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            XECHEM INTERNATIONAL, INC.



Date: April 10, 1997                        By:
                                          Ramesh C. Pandey, Ph.D.
                                         Chief Executive Officer, President and
                                          Chairman of the Board of Directors


     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:                                                         Date: April 10, 1997
     ----------------------------
     Ramesh C. Pandey, Ph.D.,
     Chief Executive Officer, President and
     Chairman of the Board of Directors


By:                                                        Date:  April 10, 1997
     ----------------------------
     Brian Arenare, M.D.,
     Director


By:                                                        Date:  April 10, 1997
     ----------------------------
     Lester A. Mitscher, Ph.D.
     Director


By:                                                        Date:  April 10, 1997
     ----------------------------
     Leonard A. Mudry,
     Vice President - Finance and Operations

                                 EXHIBIT INDEX


Number      Exhibit

3(i)(c)     Certificate of Amendment to Certificate of Incorporation

3(i)(d) Certificate of Designations, Preferences and Rights of Class C Share (Series 1
            Preferred Stock)

3(i)(e)     Certificate of Designations, Preferences and Rights
           (Class C Series 2 and  Series 3
            Preferred Stock)

3(i)(f)     Certificate of Elimination (Class C Series 1, Series 2 and
             Series 3 Preferred Stock)

11          Statement of Earnings (Loss) Per Share

21          Subsidiaries of the Company

23          Consent of Moore Stephens, P.C.