Form 10QSB
period 1997-03-31
XECHEM INTERNATIONAL INC
filed 1997-05-20
CIK 919611

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1997
                                  -------------------------

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

100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswi08901J
(Address of principal executive offices)           (Zip Code)

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

                          Yes X   No

Number of shares outstanding of the issuer's common stock, as of May 15, 1997 was 91,507,839 shares.

Transitional Small Business Disclosure Format

                          Yes       No X

                 XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.

Part I. Financial Information

Item 1. Consolidated Balance Sheet as of
         March 31, 1997 [Unaudited]...............................      3..4

        Consolidated Statements of Operations
         for the three months ended
         March 31, 1997 and 1996 [Unaudited] .....................      5

        Consolidated Statement of Stockholders'
         Equity for the three months ended
         March 31, 1997 [Unaudited]...............................      6..7

        Consolidated Statements of Cash Flows for
         the three months ended March 31, 1997 and
         1996 [Unaudited].........................................      8..9

        Notes to Consolidated Financial Statements................      10..12

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations  ..........      13..16

Part II.Other Information ........................................      17..20

Signatures  ......................................................      21

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1997
[UNAUDITED]

------------------------------------------------------------------------------

------------------------------------------------------------------------------



Current Assets:
  Cash and Cash Equivalents                                           $ 667,864
  Inventory                                                           1,476,847
  Prepaid Expenses                                                      202,153
  Other Current Assets                                                    9,279
                                                                 --------------

  Total Current Assets                                               $2,356,143

Equipment, Net of Accumulated
  Depreciation of $362,645                                            $ 991,402
Leasehold Improvements - Net of Accumulated
  Amortization of $249,168                                              733,827
Deposits                                                                 22,167
Patent Issuance Costs-Net of Accumulated
  Amortization of $19,490                                               264,600
                                                                      ---------

Total Assets                                                         $4,368,139




See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1997
[UNAUDITED]

------------------------------------------------------------------------------



Current Liabilities:
  Accounts Payable                                                    $ 313,020
  Accrued Expenses                                                      115,105
  Notes Payable - Others                                                115,000
  Other Current Liabilities                                               7,027
                                                                       --------

  Total Current Liabilities                                           $ 550,152
                                                                      ---------

Commitments and Contingencies                                         $      --
                                                                      ---------

Stockholders' Equity:
  Class A Voting Preferred Stock, $.00001 Par Value, 2,500
    Shares Authorized; 2,500 Shares Issued and Outstanding            $      --

  Additional Paid-in Capital [Class A Voting Preferred]                   2,500

  Class B 8% Preferred Stock, $.00001 Par Value, 1,150 Shares
    Authorized; None Outstanding                                             --

  Common Stock, $.00001 Par Value, 247,000,000
    Shares Authorized; 86,507,839 Shares Issued and Outstanding             863

  Additional Paid-in Capital [Common]                                27,039,241

  (Deficit) Accumulated During the Development Stage                (23,224,617)
                                                                   ------------

Total Stockholders' Equity                                           $3,817,987

Total Liabilities and Stockholders' Equity                           $4,368,139

See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------

                                                                  March 15,
                                                              1990 [Date of
                                           Three months endedInception] to
                                              March 31,             March 31,
                                              ----------            ---------
                                         1 9 9 7        1 9 9 6        1 9 9 7
                                         -------        -------        -------

Revenues                                $   3,272     $   26,568     $  579,002
                                        ---------     ----------     ----------

Expenses:
    Research and Development            $ 348,794     $  366,776      4,985,860
    Rent                                   37,487         31,988        469,257
    General and Administrative            370,822        507,243      5,104,177
                                        ---------     ----------     ----------

  Total Expenses                       $ 757,103     $  906,007     $10,559,294
                                       ---------     ----------     -----------

  (Loss) from Operations               $(753,831)    $ (879,439)    $(9,980,292)

Other Income                                2,884          1,493        276,003

Interest (Expense) - Related Party             --        (20,339)    (8,589,081)

Interest (Expense)                         (3,200)        (8,584)    (4,908,301)
                                        ----------    -----------  ------------

  (Loss) Before Income Taxes            $(754,147)    $ (906,869)  $(23,201,671)

Income Taxes                                   --             --             --
                                        ---------     ----------   ------------

  Net (Loss)                            $(754,147)    $ (906,869)  $(23,201,671)
                                        =========     ==========   ============

Preferred Stock Dividends               $     233     $    2,140   $    101,361
                                        =========     ==========   ============

Net (Loss) Available to Common
Stockholders                            $(754,380)    $ (909,009)  $(23,303,032)
                                        =========     ==========   ============

Net (Loss) per Share                    $   (0.01)    $    (0.14)
                                        =========     ==========

Average Number of Shares Outstanding   57,770,177      6,601,256





See Accompanying Notes to Consolidated Financial Statements.


                                            XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                                                [A DEVELOPMENT STAGE ENTERPRISE)]

                                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                             [UNAUDITED]


                             Class A   Add  Class  B Add    Cls C  Cls C Add  Xchm         Xchem Int      Add
                                       Cap           Cap    8% Cnv VtgCnv Cap                              Cap             Accum
                                                            Pfd     Pfd                                                    Dur
                                                                                                                           Cap
                             #of  Par      #of  Par         #ofPar#of Par    #ofPar      #of         Par                   Dev
                             Shr  ValClsA  Shr  Val ClsB    ShrValShr ValClsCShrVal      Shr         Val Common           Stage
                          ---------------------------------------------------------------------------------------------------------


Common Stock issued in
 exchange for equipment in
 March 1990 at no par value  -    $- $-    -    $-  $-      -  $- -  $- $-  100 $125,000 -           $-  $-          $-

Capital contributions April
 1990                        -     -  -    -     -   -      -   - -   -  - -     -       -     -      -      170,000  -
Net (loss) for the period
 from March 15, 1990 (date
 of inception) to
 December 31, 1990           -     -  -    -     -   -      -   - -   -  - -     -       -     -      -   -             (159,271)

Balance - December 31, 1990  -    $- $-    -    $-  $-      -  $- -  $-  -  100 $125,000 -           $-  $   170,000    (159,271)
Capital contributions
 July 1991                   -     -  -    -     -   -      -   - -   -  - -     -       -            -       95,971  -
Capital contributions
 September 1991              -     -  -    -     -   -      -   - -   -  - -     -       -            -       50,172  -
Capital contributions
 October 1991                -     -  -    -     -   -      -   - -   -  - -     -       -            -       25,000  -
Net (loss) for the year
 ended December 31, 1991     -     -  -    -     -   -      -   - -   -  - -     -       -            -   -             (357,390)

Balance - December 31, 1991  -    $- $-    -    $-   -      -   - -  $-  -  100 $125,000 -           $-  $   341,143    (516,661)
Capital contributions        -     -  -    -     -   -      -   - -   -  - -     -       -            -       95,000         -
Net (loss) for the year
 ended December 31, 1992     -     -  -    -  -  -   -      -   - -   -  - -     -       -            -   -             (487,301)

Balance - December 31, 1992  -    $- $-    -    $-  $-      -  $- -  $- $-  100 $125,000 -           $-      436,143   1,003,962)
Net (loss) for the year
 ended December 31, 1993     -     -  -    -     -   -      -   - -   -  - -     -       -            -   -             (819,816)

Balance - December 31, 1993  -    $- $-    -     -  $-      -  $- -  $- $- -             -           $-      436,143  (1,823,778)
Reorganization               2,500   2,500 1,070     107,000   $- -   -  - (100)(125,000)4,370,500    43  13,840,487  -
Net Proceeds from Initial
 Public Offering - First
 Quarter 1994, at $5.00 Per
 Unit Less Issuance cost     -     -  -    -     -   -      -   - -   -  - -     -       1,150,000    12   4,542,670  -
Excess of Fair Market Value
 over Option Price of Non-
 Qualified Stock Options-
 Third Quarter 1994          -     -  -    -     -   -      -   - -   -  - -     -         105,000     1       1,049  -
Excess of Fair Market Value
 over Option Price of Non-
 Qualified Stock Options-
 Fourth Quarter 1994         -     -  -    -     -   -      -   - -   -  - -     -         105,000     1      50,060  -
Net (loss) for the year
 ended December 31, 1994     -     -  -    -     -   -      -   - -   -  - -     -       -           -    -           (14,316,193)

Balance - Decmber 31,  1994  2,500$- $2,5001,070$-  $107,000-  $- -  $- $- -     -       5,730,000   $57 $18,870,409  (16,139,971)
Private Placement - Common
 Stock at $3.00 Per Share,
 Less Issuance Cost          -     -  -    -     -   -      -   - -   -  - -     -         118,778     2     388,887  -
Excess of Fair Market Value
 over Option Price of Non-
 Qualified Stock Options-
 First Quarter 1995          -     -  -    -     -   -      -   - -   -  - -     -          30,000   -       328,125  -
Excess of Fair Market Value
 over Option Price of Non-
 Qualified Stock Options and
 issuance of Apotex stock -
 Second Quarter 1995         -     -  -    -     -   -      -   - -   -  - -     -         674,700     7     980,806  -
Excess of Fair Market Value
 over Option Price of Non-
 Qualified Stock Options-
 Third Quarter 1995          -     -  -    -     -   -      -   - -   -  - -     -          24,500   -      (260,612) -
Excess of Fair Market Value
 over Option Price of Non-
 Qualified Stock Options-
 Fourth Quarter 1995         -     -  -    -     -   -      -   - -   -  - -     -           5,000   -        40,624  -
Net (loss) for the year
 ended December 31, 1995     -     -  -    -     -   -      -   - -   -  - -     -       -                (3,133,348)

Balance - December 31,
 1995 - Forward              2,500$- $2,5001,070$-  $107,000-  $- -  $- $- -    $-       6,583,478   $66  20,348,239 $(19,273,319)


See Accompanying Notes to Consolidated Financial Statements



                                             XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                             [UNAUDITED]

                            Class A  AdditionaClass  B  AdditionaClass C Class C
                          AdditionXechem,    Inc.Xechem   InterAddition(Deficit)
                          Voting PrefPaiddin8% PreferrePaid in Series 1 Series 2
                          Paid in Common StockCommon StockPaid in Accumulated
                                     Capital           Capital8% Conv. PrVotingdCov.Capitalred                      Capital
                           # of  Par         # of  Par         # of  Par  # of  Par          # of   Par  # of   Par
                          SharesValueClass ASharesValueClass BShares ValuSharesValueClass C Shares ValueShares Value Common
                          --------------------------------------------------------------------------------------------------------
                              1    2  3     4      5   6       7        8   9     10 11          1213 14         15  16

Balance - December 31, 1995
 Forwarded                   2,500$- $2,5001,070  $-  $107,000 -       $- -       $- $-         -  $-   6,583,438$66  $20,348,239
Private Placement - Common
 Stock at $3.00 Per Share,

Private Placement - Petron
at $.38 per Share            -    -   -    -       -  -        -        - -        -  -         -   -     260,000  1      100,000
 Private Placement - Series
 1Preferred Stock  at $100
 per Share,Less IssuanceCost -    -   -    -       -  -         22,500  - -        -  2,137,500 -   -      12,500  -       28,125
  Private Placement - Series
 2 Preferred Stock at $100
 per Share,Less IssuanceCost -    -   -    -       -  -        -        -  10,000  -    882,440 -   -  -        -  -      -
  Conversion of Preferred Stk  -    -   -    -       -  -        (21,000) - -        - (1,995,000)-   -   1,673,583 16     1,966,840
 Conversion of Debt to Equity
at $25 Per share             -    -   -    -       -  -        -        - -        -  -         -   -   1,477,745 15       369,422
 Excess of Fair Market Value
 over Option Price of Non-
 Qualified Stock Options -
 Second Quarter 1996         -    -   -    -       -  -        -        - -        -  -         -   -       2,000 -          4,625

  Excess of Fair Market Value
 over Option Price of Non-
 Qualified Stock Options -
Third Quarter 1996           -    -   -    -       -  -        -        - -        -  -         -   -         600 -            564
  Excess of Fair Market Value
 over Option Price of Non-
 Qualified Stock Options -
 Fourth Quarter 1996         -    -   -    -       -  -        -        - -        -  -         -   -      51,600  1        13,205

Cancellation of Apotex Stock -    -   -    -       -  -        -        - -        -  -         -   -     (75,000) -         -

Ocean Marine Settlement at
 $1.31 per Share             -    -   -    -       -  -        -        - -        -  -         -   -      25,000  -        32,812

Net (loss) for the year           -   -    -       -  -        -        - -        -  -         -   -  -           -         -


Balance - December 31, 1996  2,500$- $2,500 1,070 $-  $107,000 1,500    -  10,000  - $1,024,940 -  $-  10,174,839  -   $22,916,616
Private Placement - Series
 2 Preferred at $100 per
 Share                       -    -   -     -     -   -        -        -  12,500  -  1,250,000 -   - -      -     -       -
Conversion of Series 1
 Preferred Stock             -    -   -     -     -   -        (1,500)  - -        -   (142,500)-   -     120,000  1       142,499

Conversion of Series 2
 Preferred Stock             -    -   -     -     -   -  -     -        - (22,500) - (2,132,440)-   -  45,000,000 450    2,131,180

Conversion of Dr. Pandey
 Preferred Stock and debt
 to Equity                   -    -   -    (1,070)-   (107,000)-        - -        -  -         -   -  21,088,000 211    1,317,797
 Private Placement - Common
 Stock at $.05 per Share     -    -   -    -      -   -        -        - -        -  -         -   -  10,000,000 100      499,900

Excess of Fair Market Value
 over Option Price of Non-
 Qualified Stock Options     -    -   -    -      -     -      -        - -        -  -         -   -     125,000   1       31,249
  Net (loss) for the three
 months ended March 31, 1997 -    -   -    -      -     -      -        - -        -  -         -   -


Balance - March 31, 1997     2,500   $2,500-      $     $-     -       $- -        -  -         -   - $86,507,839 863 $27,039,241
                               =====================================================================================================




See Accompanying Notes to Consolidated Financial Statements

Balance - December 31, 1995-Forwarded                              $(19,273,319)
Private Placement-Common Stock at
 $3.00 Per Share, Less Issuance Costs                                     -
Private Placement-Petron at $.38 per Share                                -
Private Placement-Series 1 Preferred Stock
 at $100 per Share, Less Issuance Costs                                   -
Private Placement-Series 2 Preferred Stock
 at $100 per Share, Less Issuance Costs                                   -
Converison of Preferred Stock                                             -
Conversion of Debt to Equity at $25 per Share                             -
Excess of Fair Market Value over Option Price
 of Non-Qualified Stock Options-2nd Quarter, 1996                         -
Excess of Fair Market Value over Option Price
 of Non-Qualified Stock Options-3rd Quarter, 1996                         -
Excess of Fair Market Value over Option Price
 of Non-Qualified Stock Options-4th Quaarter, 1996                        -
Cancellation of Apotex Stock                                              -
Ocean Marine settlement at $1.31 per share                                -
Net (loss) for the year                                              (3,174,205)
                                                                    -----------

Balance - December 31, 1996                                        $(22,447,524)

Private Placement-Series 2 Preferred at $100
 per Share                                                                -
Conversion of Series 1 Preferred Stock                                    -
Conversion of Series 2 Preferred Stock                                    -
Conversion of Dr. Pandey Preferred Stock and
 Debt to Equity                                                         (22,946)
Private Placement-Common Stock at $.05 per Share                          -
Excerss of Fair Market Value over Option Price
 of Non-Qualified Stock Options                                           -
Net (Loss) for the three months ended March 31, 1997                   (754,147)
                                                                   ------------
Balance - March 31, 1997                                           $(23,224,617)
                                                                   =============

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

------------------------------------------------------------------------------


                                                                    Cumulative
                                                                    Period From
                                                                     March 15,
                                                                   1990 [Date of
                                             Three months ended    Inception] to
                                                 March  31,           March 31
                                            1 9 9 7     1 9 9 6       1 9 97
                                            -------     -------       ------
Operating Activities:
    Net (Loss)                           $ (754,147)  $ (906,869)  $(23,201,671)
                                         -----------  ----------   -------------
    Adjustments to Reconcile Net (Loss) to Net Cash
      Provided (Used) by Operating Activities:
      Depreciation                        $   27,300   $   31,234   $   249,351
      Amortization                            18,900       18,312        407619
      Loss on Sale of Assets                      --           --           391
      Interest and Compensation Expense
        in Connection with Issuance
        of Equities                           30,000           --    14,243,500

    Changes in Assets and Liabilities
      (Increase) Decrease in:
       Accounts Receivable                    (4,158)     (13,336)       (2,899)
       Inventory                             (79,942)     (25,621)   (1,449,612)
       Prepaid Expenses                      (66,002)     (15,025)     (202,153)
       Other Current Assets                       --          540       (32,720)
       Deposits                                   --           --       (22,167)
       Organizational Costs                       --           --       (13,828)
       Other Assets                               --          300        (1,592)

      Increase (Decrease) in:
       Accounts Payable                     (290,940)     107,848       313,884
       Accrued Interest Payable                3,200       26,824        87,638
       Accrued Expenses                      (86,889)     183,012       122,321
       Other Current Liabilities                  --        7,000            --
                                          ----------   ----------   -----------

      Total Adjustments                   $ (448,531)  $  321,088   $13,698,951
                                          -----------  ----------   -----------

    Net Cash (Used) by Operating
      Activities - Forward                $(1,202,678) $ (585,781)  $(9,502,720)
                                          ------------------------  ------------

Investing Activities:
    Patent Issuance Costs                 $  (30,050)  $  (13,547)  $  (283,349)
    Purchases of Equipment and
      Leasehold Improvements                (185,760)    (124,433)   (1,821,171)
    Proceeds from Sale of Asset                   --           --        26,700
    Purchase of Marketable Securities             --           --    (1,476,449)
    Proceeds from Sale of Marketable
      Securities                                  --           --     1,476,449
                                            --------   ----------   -----------

    Net Cash (Used) by Investing
      Activities - Forward                $ (215,810)  $ (137,980)  $(2,077,820)

See Accompanying Notes to Consolidated Financial Statements.
XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

------------------------------------------------------------------------------


                                                                    Cumulative
                                                                    Period From
                                                                     March 15,
                                                                   1990 [Date of
                                              Three months ended   Inception] to
                                                  March 31,           March 31,
                                             1 9 9 7      1 9 9 6      1 9 9 7
                                             -------      -------      -------
    Net Cash (Used) by Operating
      Activities - Forwarded              $(1,202,678) $ (585,781)  $(9,502,720)
                                          ------------ -----------  ------------

    Net Cash (Used) by Investing
      Activities - Forwarded              $  (215,810) $ (137,980)  $(2,077,820)

Financing Activities:
    Proceeds from Note Payable - Bank      $       --   $       --   $ (390,000)
    Proceeds from Related Party Loans              --      155,000    1,294,582
    Proceeds from Borrowings Under
      Line of Credit                               --           --    1,365,000
    Proceeds from Notes Payable - Others           --           --      445,000
    Proceeds from Interim Loans                    --           --      970,295
    Proceeds from Bridge Financing                 --      540,000      640,000
    Capital Contribution                           --           --       95,000
    Payments on Interim Loans                      --           --     (305,000)
    Payments on Notes Payable - Others             --           --     (520,000)
    Payment on Stockholder Loans                   --           --     (207,037)
    Payment of Line of Credit                      --           --     (975,000)
    Proceeds from Issuance of
      Common Stock                            500,000       49,107    5,584,343
    Proceeds from Issuance of Class C
      Series 1 Preferred Stock                     --           --    2,109,357
    Proceeds from Issuance of Class C
      Series 2 Preferred Stock              1,249,190           --    2,131,630
    Proceeds from Exercise of Options           1,250           --       10,234
                                           ----------   ----------   ----------


    Net Cash - Financing Activities        $1,750,440   $  744,107   $12,248,404
                                           ----------   ----------   -----------

    Net Increase (Decrease) in Cash
      And Cash Equivalents                 $  331,952   $   20,346   $  667,864

Cash and Cash Equivalents -
    Beginning of Periods                      335,912      125,067           --
                                           ----------   ----------   ----------

    Cash and Cash Equivalents -
      End of Periods                       $  667,864   $  145,413   $  667,864
                                           ==========   ==========   ==========


Supplemental Disclosures of Cash Flow Information:
    Cash paid during the periods for:
      Interest - Related Party             $       --   $       --   $  104,992
      Interest - Other                     $       --   $    2,100   $  133,818
      Income Taxes                         $       --   $       --   $       --

See Accompanying Notes to Consolidated Financial Statements.



XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
-------------------------------------------------------------------------------



Supplemental Disclosure of Non-Cash Investing and Financing Activities:

A total of 125,000 stock options, issued to the holder of notes payable, were exercised at a nominal price during the three months ended March 31, 1997. The difference between the fair market value of the Common Stock at the time of exercise and the amount paid was charged to compensation expense.

As a result of this transaction, the Company's statement of operations reflects non-cash interest and compensation expense of $30,000 for the three months ended March 31, 1997.

See Accompanying Notes to Consolidated Financial Statements.

------------------------------------------------------------------------------


[1] Significant Accounting Policies

Significant accounting policies and other matters of Xechem International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc. and XetaPharm, Inc. (collectively the "Company"), are set forth in the financial statements for and as of the year ended December 31, 1996 included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

[2] Basis of Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring item) which are considered necessary for a fair presentation of the consolidated financial position of the Company at March 31, 1997 and the consolidated results of its operations for the three months ended March 31, 1997 and 1996 and for the cumulative period from March 15, 1990 (date of inception) to March 31, 1997 and its cash flows for the three months ended March 31, 1997 and 1996 and for the cumulative period from March 15, 1990 (date of inception) to March 31, 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1996. The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for a full year.

[3] Loss per Share

Loss per share amounts are based on the weighted average number of shares outstanding. Shares issuable upon the exercise of stock options are excluded from the computation since the effect on the net loss per common share would be anti-dilutive. The holders of Class B 8% Preferred Stock and C Series 1 Preferred Stock are entitled to cumulative dividends on the $100 per share liquidation preference at the rate of 8% per annum payable quarterly. This dividend has been reflected in the computation of loss per share available to common stockholders. The Class B 8% Preferred Stock and C Series 1 Preferred Stock were converted in Common Stock in February and January 1997, respectively.

[4] Capital Transactions

On January 15, 1997, at a Special Meeting of Shareholders, approval was received to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 to 247,000,000 and the Company subsequently amended its Certificate of Incorporation to reflect the cancellation of all the Series 1, Series 2 and Series 3 Class C Preferred Stock which had been converted into Common Stock.

On November 18, 1996, the Company entered into and closed the initial stage of a stock purchase agreement (the "Blech Purchase Agreement") with David Blech and/or his designees ("Blech") providing for the sale of up to 55,000 shares of Class C Series 2 Voting Cumulative Preferred Stock shares (the "Series 2 Preferred Shares") for a purchase price of $100 per share ($5,500,000 in the aggregate), or the underlying shares of Common Stock, over approximately nine months. Subsequent to December 31, 1996, the Blech Purchase Agreement was amended to modify the closing schedule. Through December 31, 1996, the Edward A. Blech Trust (the "Trust") purchased 10,000 Series 2 Preferred Shares at a price of $100 per share. In January and February 1997, the Trust purchased

12,500 Series 2 Preferred Shares for a price of $100 per share.
XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

------------------------------------------------------------------------------


In February 1997, the 22,500 Series 2 Preferred shares owned by the Trust were converted into 45,000,000 shares of Common Stock at a conversion price of $.05 per common share.

In February 1997, in accordance with the terms of the Blech Purchase Agreement, Dr. Pandey converted his Class B 8% Preferred Stock, notes receivable, accrued interest and dividends into 13,180 shares of Class C Series 3 Preferred Shares for a price of $100 per share. Subsequently, these shares were converted into 21,088,000 shares of Common Stock at a conversion price of $.0625 per common share.

In March 1997, in accordance with the terms of the Blech Purchase Agreement, two other trusts, not otherwise affiliated with Blech, each purchased 5,000,000 shares of Common Stock.

[5] Notes Payable - Other

In 1996, an individual made two loans to the Company aggregating to $115,000. Each of those loans is evidenced by a ten percent and twelve percent (at simple interest) promisory note due six months from the date of the loan. The Company exercised its option to extend the loans for an additional six months and the interest rate is twelve percent (at simple interest) during this period.

[6] Dividends

The Company's Class B and Class C Preferred Stock accrued cumulative dividends at varying rates. The Company had not declared payment of such accrued dividends. However, in the conversion and liquidation of the Class B Preferred Stock into Common Stock as per the Blech Purchase Agreement, Dr. Pandey received $22,946 in accumulated dividends which was converted into Common Stock.

[7] Subsequent Event

In April 1997, under the terms of the Blech Purchase Agreement, David Blech purchased 5,000,000 shares of Common Stock at a price of $.05 per common share.

Item 2.                 Management's Discussion and Analysis

General1

      The Company is the holder of all of the capital stock of Xechem, Inc., a development stage biopharmaceutical company engaged in the research, development, and production of generic and proprietary drugs from natural sources. Xechem, Inc. was formed in March 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.), a publicly traded company. Xechem Laboratories (formed in 1993) and XetaPharm, Inc.
(formed in 1996) are subsidiaries of the Company.

                        Results of Operations:

    The Quarter Ended March 31, 1997 vs. The Quarter Ended March 31, 1996

      The following table sets forth certain statement of operations data of the Company for the cumulative period from inception [March 15, 1990] to March 31, 1997 and for each of the quarters ended March 31, 1997 and March 31, 1996.


                                   Cumulative
                                             Quarters Ended         Inception to
                                                March 31,             March 31,
                                           1997           1996          1997
                                                    (In thousands)
Revenue                                $    3.3       $   26.6        $   579.1

Research and development expense       $  348.8       $  366.8        $ 4,985.8

Rent, general and administrative
 expenses                              $  408.3       $  539.2        $ 5,573.5

(Loss) from operations                 $ (753.8)      $ (879.4)       $(9,980.2)

      The $23,300 decrease in revenue from the quarter ended March 31, 1996 to the quarter ended March 31, 1997 was attributable to a decrease in sales of services and products. Service sales decreased by $100 in the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. Sales of paclitaxel for research purposes for the quarter ended March 31, 1997 decreased $26,500 as compared with the quarter ended March 31, 1996. The decrease in sales of paclitaxel were partially offset by product sales of $3,300 by the Company's subsidiary, XetaPharm, which introduced its line of over-the-counter natural health products, commonly known as nutraceuticals, in June 1996.

      The Company=s research and development expenditures continue to emphasize compounds for generic anticancer, antiviral and antibiotic products which enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures decreased by $18,000 to $348,800 or 4.9% for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. This included expenditures on the development of Company's process for producing paclitaxel of $127,700, an increase of $14,700 or 13.0% as compared to the quarter ended March 31, 1996. XetaPharm had research and development expenses of $19,400, an increase of $4,100 or 26.5%, for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

      These increases were offset by a decline in research and development costs for bleomycin to $12,300, for the quarter ended March 31, 1997, a decrease of $12,800, or 51.0%, as compared to the quarter ended March 31, 1996, and decline in other research and development projects, both for customers and in-house research, to $201,700 for the quarter ended March 31, 1997, a decrease of $28,300 or 10.8% from the same period in 1996. The largest cause for the decrease in other research and development expenses from the quarter ended March 31, 1997 was the reduction of $10,000 in funds to the University of Virginia for an HIV project. The Company anticipates that research and development expenditures will continue to increase for paclitaxel, as well as the development of other anticancer, antiviral and memory enhancing drugs.

      Rent, general and administrative expenses decreased $130,000, or 24.3%, for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1997, due primarily to the one time charge in 1996 of $150,000 for the settlement of the Ocean Marine Service claim against Dr. Pandey. Legal and accounting expenses totaled $112,700 for the quarter ended March 31, 1997 and were $32,800 or 41.1% higher than the $79,865, for the comparable 1996 period. Other general and administrative costs decreased $49,700 or 4.4% to $309,400 in 1997 compared to the same period in 1996. Salaries and wages and Advertising expenses related to XetaPharm decreased $28,400 and $27,800, respectively, from the quarter ended March 31, 1996. These decreases were offset by filing fees of $35,000 paid to Nasdaq for new stock registration in the quarter ended March 31, 1997.

      The Company anticipates that, provided adequate funding is available to the Company, general and administrative expenses will increase as a result of expansion of its operations and marketing efforts. The Company's planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. The exact number and nature of persons hired, and the Company's expenses for such persons, will depend on many factors, including the capabilities of those persons who seek employment with the Company and the
--------
   1Some of the statements included in Item 2, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects," indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected may also not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to the forward looking statements that may be made to reflect any future events or circumstances.

availability of funding to finance these efforts.

      The Company's loss from operations totaled $753,800, a decrease of $125,600, or 14.3% for the quarter ended March 31, 1997 as compared to the same period in 1996, and is primarily a result of the foregoing.

      Interest expense decreased approximately $25,700, or 88.9% to $3,200, in the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. This reduction was the result of debt to equity conversions of gap financing loaned to the Company.

Liquidity and Capital Resources; Plan of Operations

      On March 31, 1997, the Company had cash and cash equivalents of $667,864, working capital of $1,805,991 and stockholder's equity of $3,817,987.

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

      In May 1995 the Company filed a Drug Master File with the Food and Drug Administration for the Company's facilities. The Company is in the process of completing its technology validation and anticipates, but can provide no assurances, that a Drug Master File for paclitaxel will be filed in the fourth quarter of 1997. The Company has sufficient inventory of raw materials to produce commercial bulk paclitaxel which has a market value of approximately $2,000,000 at current prices and anticipates, but can provide no assurances, that it will commence sales of paclitaxel in the international market in the fourth quarter of 1997. Prior to commencing such sales, the Company must file for and obtain approvals from appropriate regulatory agencies in foreign jurisdictions. There can be no such assurance that such approvals will not be delayed or subject to conditions or that the Company will be able to meet such conditions. In addition, the Company has no experience in marketing pharmaceutical products for human consumption and there can be no assurance that the Company will be able to successfully market its paclitaxel product in bulk, or be able to obtain satisfactory packaging of the product in single dosage vials from an independent manufacturer.

      Xechem has expended and will continue to expend substantial funds in connection with the research and development of its products. As a result of these expenditures, and even with revenues anticipated from commencement of sales of paclitaxel, the Company anticipates that losses will continue for the foreseeable future.

      Xechem's planned activities will require the addition of new personnel, including management, and the continued development of expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Further, if Xechem receives regulatory approval for any of its products, in the United States or elsewhere, it will incur substantial expenditures to develop its manufacturing, sales and marketing capabilities. There can be no assurance that Xechem will ever recognize revenue or profit from any such products. In addition, Xechem may encounter unanticipated problems, including developmental, regulatory, manufacturing or marketing difficulties, some of which may beyond Xechem's ability to resolve. Xechem may lack the capacity to produce its products in-house and there can be no assurances that it will be able to locate suitable contract manufacturers or be able to have them produce products at satisfactory prices.

      The Company is developing a limited line of over-the-counter natural products (not requiring FDA approval) for sale through health food outlets, drug stores and physicians specializing in natural medicines. The Company has selected several natural, over-the-counter products, commonly known as nutraceuticals, manufactured by contract manufacturers under the Company's trademark. The emphasis of the products will be the combination of the natural health benefits of these products with the quality of a pharmaceutical firm. Initial marketing efforts conmmenced in the third quarter of 1996. However, there can be no assurances as to the level of success for this program, or that the Company will have adequate financial resources to support such program.

      On November 18, 1996, the Company entered into and closed the initial stage of the Blech Purchase Agreement providing for the sale of up to 55,000 shares of Series 2 Preferred Shares at a purchase price of $100 per share ($5,500,000 in the aggregate), or the underlying shares of Comon Stock, over approximately nine months. The Blech Purchase Agreement was amended effective March 27, 1997, to modify the closing schedule. At the initial closing, the Trust purchased 5,000 Series 2 Preferred Shares for $500,000. The Trust purchased an additional 5,000 Series 2 Preferred Shares on December 30, 1996; 5,000 Series 2 Preferred Shares on January 8, 1997; and 7,500 Series 2 Preferred Shares on February 7, 1997. Pursuant to the Blech Purchase Agreement, on February 7, 1997, Dr. Ramesh Pandey, the Company's Chairman and Chief Executive Officer, exchanged certain indebtedness owed by the Company to him and the 1,070 shares of Class B Preferred Stock of the Company held by him for 13,180 shares of Series 3 Preferred Shares. Pursuant to their terms, effective February 8, 1997, the then outstanding 22,500 Series 2 Preferred Shares and 13,180 Series 3 Preferred Shares were converted into 45,000,000 and 21,088,00 shares fo Common Stock, respectively. Under the Blech Purchase Agreement, as amended, Blech has the right to purchase an additional 25,000,000 shares of Common Stock on or before April 30, 1997 (although the Company has the right to terminate further purchases as a result of the failure to meet such deadlines, it has not exercised such right and does not presently expect to do so), 20,000,000 shares of Common Stock on or before June 2, 1997 and a final 10,000,000 shares on or before July 15, 1997.

      Two other trusts, not otherwise affiliated with Blech, each purchased 5,000,000 shares of Common Stock on March 27, 1997 and Blech purchased a further 5,000,000 shares of Common Stock on April 14, 1997. On May 1, 1997, Blech sold (at his cost) his 5,000,000 shares to the two referenced unaffiliated trusts and a third unaffiliated trust.

      The Company is presently substantially dependent on funds received and anticipated to be received under the Blech Purchase Agreement. Through March 31, 1997, Mr. Blech and his designees have purchased an aggregate of $2,750,000 of the total of $5,500,000 of securities subject to the Blech Purchase Agreement and purchased an additional $250,000 since that date. If Mr. Blech does not meet or cause others to meet his continuing obligations under the Blech Purchase

Agreement, the Company's only remedy is to terminate Mr. Blech's future rights. In such case, the Company may be unable to obtain substitute financing, and may be unable to meet its obligations or continue its operations.

      Part II



                                 OTHER INFORMATION



      Item 1.     Legal Proceedings - None



      Item 2.     Changes in Securities - see exhibit



      Item 3.     Defaults Upon Senior Securities - None



      Item 4.     Submission of Matters to a Vote of Security
                  Holders - see exhibit



      Item 5.     Other Information - None



      Item 6.     Exhibits and Reports on Form 8-K



                  (a).  Exhibits



                        None



                  (b).  Reports on Form 8-K



                        Form 8-K dated February 5, 1997, in which disclosure was made under Item 5 - Other Events.

                             PART II OTHER INFORMATION



      Item 2.     CHANGES IN SECURITIES



      On January 15, 1997, the number of authorized shares of Common Stock was increased to 247,000,000 shares. See Item 4.

                                    EXHIBIT I

                              CERTIFICATE OF AMENDMENT

                          TO CERTIFICATE OF INCORPORATION

                           OF XECHEM INTERNATIONAL, INC.



         Xechem International, Inc. (the "Corporation"), a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Law"), DOES HEREBY CERTIFY:



         FIRST: That at a meeting of the Board of Directors of the Corporation held on November 15, 1996, the Board of Directors duly adopted a resolution proposing and declaring advisable the following amendment to the Corporation's Certificate of Incorporation:



                 RESOLVED, that the directors find it advisable to amend the Certificate of Incorporation of the Corporation by striking Article Fourth, Section 1 in its entirety and inserting in lieu thereof the following:



         FOURTH.  Authorized Shares.



                 1. The aggregate number of shares which the Corporation shall have authority to issue is 250,000,000 shares, of which 2,500 shares of the par value of $0.00001 per share shall be designated "Class A Voting Preferred Stock," 1,150 shares of the par value of $0.00001 per share shall be designated "Class B 8% Preferred Stock", 2,996,350 shares of the par value of $0.00001 per share shall be designated "Class C Preferred Stock" and 247,000,000 shares of the par value of $0.00001 per share shall be designated "Common Stock."



         SECOND: A special meeting of the stockholders of the Corporation was duly called and held on January 15, 1997, upon notice in accordance with the applicable provisions of Section 222 of the Law, at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.



         THIRD: That said amendment was duly adopted in accordance with the provisions of Section 242 of the Law.



         IN WITNESS WHEREOF, the Corporation has caused this Certificate to be signed by Ramesh C. Pandey, its President and Chief Executive Officer and attested by Leonard A. Mudry, its Secretary, this 15th day of January, 1997.



                                                  /s/     Ramesh C. Pandey
                                          Ramesh C. Pandey, President and Chief
                                          Executive Officer



      ATTEST



            /s/    Leonard A. Mudry

      Leonard A. Mudry, Secretary

      PART II  OTHER INFORMATION



      Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



      A Special Meeting of the Stockholders of the Company was held January 15, 1997, a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares from 18,000,000 to 250,000,000, consisting of 247,000,000 shares of common stock and 3,000,000 shares of preferred stock. The vote of the stockholders was an aggregate of 15,233,945 votes in favor, no votes against, no abstentions and 5,378,149 non-votes.

                                  SIGNATURES





                 Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




         XECHEM INTERNATIONAL, INC.







      Date:   May 16, 1997



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