Form 10QSB
period 1997-06-30
XECHEM INTERNATIONAL INC
filed 1997-08-14
CIK 919611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended June 30, 1997             Commission File Number 0-23788
                      -------------                                    -------

                           XECHEM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                     22-3284803
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            100 Jersey Avenue, Bldg. B., Suite 310
            New Brunswick, New Jersey                          08901
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:     (732) 247-3300

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X   No

Number of shares outstanding of the issuer=s common stock, as of August 12, 1997 was 118,829,030 shares.

Transitional Small Business Disclosure Format

                                 Yes       No X

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.

Part I. Financial Information

Item 1. Consolidated Balance Sheet as of June 30, 1997 [Unaudited]      3..4

       Consolidated Statements of Operations for the three months and six months
        ended June 30, 1997 and 1996 [Unaudited] ................      5

        Consolidated Statement of Stockholders' Equity for the six months ended
         June 30, 1997 [Unaudited]................................      6..7

       Consolidated Statements of Cash Flows for the six months ended
        June 30, 1997 and 1996 [Unaudited].......................      8..9

       Notes to Consolidated Financial Statements................      10..12

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations  ..................................      13..17

Part II.Other Information ........................................      17..21

Signatures  ......................................................      22




XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------


Current Assets:
  Cash and Cash Equivalents                                              $  96,105
  Inventory                                                              1,746,613
  Prepaid Expenses                                                         151,790
  Other Current Assets                                                      21,200
                                                                         ---------

  Total Current Assets                                                   2,015,708

Equipment, Net of Accumulated
  Depreciation of $391,746                                                 998,115
Leasehold Improvements - Net of Accumulated
  Amortization of $265,068                                                 721,849
Deposits                                                                    22,167
Patent Issuance Costs-Net of Accumulated
  Amortization of $22,490                                                  348,436
                                                                         ---------

Total Assets                                                             $4,106,275


See Accompanying Notes to Consolidated Financial Statements.



XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------



Current Liabilities:
  Accounts Payable                                                       $ 402,874
  Accrued Expenses                                                         100,156
  Notes Payable - Others                                                   115,000
  Loans Payable - Other                                                    246,000
  Other Current Liabilities                                                 13,268
                                                                         ---------

  Total Current Liabilities                                                877,298

Commitments and Contingencies                                                   --

Stockholders' Equity:
  Class A Voting Preferred Stock, $.00001 Par Value, 2,500
   Shares Authorized; 2,500 Shares Issued and Outstanding                       --

  Additional Paid-in Capital [Class A Voting Preferred]                      2,500

  Class B 8% Preferred Stock, $.00001 Par Value, 1,150 Shares
   Authorized; None Outstanding                                                 --

  Common Stock, $.00001 Par Value, 247,000,000
   Shares Authorized; 91,507,839 Shares Issued and Outstanding                 915

  Additional Paid-in Capital [Common]                                    27,289,189

  (Deficit) Accumulated During the Development Stage                     (24,063,627)
                                                                         -----------

Total Stockholders' Equity                                               3,228,977

Total Liabilities and Stockholders' Equity                               $4,106,275

See Accompanying Notes to Consolidated Financial Statements.


XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                                         Cumulative
                                                                         Period from
                                                                          March 15,
                                Three months ended   Six Months ended   1990 [Date of
                                     June 30,            June 30,       Inception] to
                                1 9 9 7   1 9 9 6  1 9 9 7     1 9 9 6  June 30, 1997
                                -------   -------  -------     -------  -------------

Revenues                      $  11,018 $131,183  $   14,290 $  157,751 $   590,020
                              --------- --------  ---------- ---------- -----------

Expenses:
  Research and Development      503,748  394,303     852,542    761,079   5,489,608
  Rent                           39,479   33,252      76,966     65,240     508,736
  General and Administrative    304,982  409,603     675,804    916,846   5,409,159
                              --------- --------  ---------- ---------- -----------

  Total Expenses                848,209  837,158   1,605,312  1,743,165  11,407,503
                              --------- --------  ---------- ---------- -----------

  (Loss) from Operations       (837,191)(705,975) (1,591,022)(1,585,414)(10,817,483)

Other Income                      1,734    4,116       4,618      5,609     277,737

Interest (Expense) - Related Party   --  (22,121)         --    (42,460) (8,589,081)

Interest (Expense)               (3,553) (35,871)     (6,753)   (44,455) (4,911,854)
                              --------- --------  ---------- ---------- -----------

  (Loss) Before Income Taxes   (839,010)(759,851) (1,593,157)(1,666,720)(24,040,681)

Income Taxes                         --       --          --         --          --
                              --------- --------  ---------- ---------- -----------

  Net (Loss)                  $(839,010)$(759,851)$(1,593,157)$(1,666,720)$(24,040,681)

Preferred Stock Dividends     $      -- $ 41,371  $      233 $   43,511 $   101,361
                              ========= ========  ========== ========== ===========

Net (Loss) Available to
  Common Stockholders         $(839,010)$(801,222)$(1,593,390)$(1,710,231$(24,142,042)

Net (Loss) per Share          $  (0.009)$  (0.12) $   (0.021)$    (0.26)
                              ========= ========  ==========  ==========

Average Number of Shares
  Outstanding                 91,507,8396,702,839 74,639,006  6,652,047
                              =================== ========== ==========

See Accompanying Notes to Consolidated Financial Statements


                                             XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                  (A DEVELOPMENT STAGE ENTERPRISE)



                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                             [UNAUDITED]



                         Class A  Additional Class B  Addl. Class C    Class C   Addl   Xechem, Inc.Xechem Inter  Addl.  (Deficit)
                        Voting Prf. Paid in 8% Prf. Paid in Series 1    Series 2 Paid in Common StockCommon Stk Paid in Accumulated
                                    Capital           Capital 8% Conv. PrVt  Cov.Cap                            Capital     During
                         # of  Par         # of  Par         # of  Par  # of  Par        # of   Par  # of   Par          Development
                        Shares Value Clss A Shares Value Clss B Shares Value Shr Value Class C     Sh Value Sh  Value  Common  Stage
                       -----------------------------------------------------------------------------------------------------------

Common Stock issued in
exchange for equipment in
  March 1990 at no par
 value                   $ - -$       -    $   -$        -    $-  -      $-  -$          100$    125,000 -$    $    -  $ -        -

Capital contributions
April 1990                     - -      -         --      -        -   -      -   -     -      -          --      170,000        -

Net (loss) for the period
 from March 15, 1990(date
  of inception) to
December 31, 1990                     -     - -       -       -  -       -   -         -    -      -  -        -      -    (159,271)
                           ------------------------------------------------------------------------------------      ---------------

Balance - December 31,
1990                          $-  -$       -   -$   -$        -   -$  -     - $   -$     -100$    125,000$    $   170,000  (159,271)

Capital contributions
July 1991                     $-  -$       -   -$   -$        -   -$  -     - $   -$         -   -      -    $      95,971        -

Capital contributions
September 1991            -   -$   -$        -   -$  -     - $   -$         -   -      -    $                        50,172        -

Capital contributions
October 1991                  $-  -$       -   -$   -$        -   -$  -     - $   -$         -   -      -    $      25,000        -

Net (loss) for the year
 ended December31, 1991                - -       -       -  -       -   -         -    - (357,390)        -        -    -  (159,271)
                                  -   -      - -------------------------------------------------------------------------------------

Balance - December 31,
1991                        $-  -$       -   -$   -$        -   -$  -     - $   -$         -100$    125,000$  $   -341,143 (516,661)

Capital contributions       $-  -$       -   -$   -$        -   -$  -     - $   -$         -   -      -    $       95,000        -

Net (loss) for the year
ended December31, 1992       - -       -       -  -       -   -         -    -     -   -        -      -                   (487,301)
                                  -   -      - -------------------------------------------------------------------------------------

Balance - December 31,
 1992                      $-  -$       -   -$   -$        -   -$  -     - $   -$         -100$    125,000$ $   -436,143 (1,003,962)
Net (loss) for the year
ended December31, 1993               - -       -       -  -       -   -         -    -     -   -        -      -  (819,816)
                                  -   -      - ------------------------------------------------------------------------------- -----

Balance - December 31,
1993                          $-  -$       -   -$   -$        -   -$  -     - $   -$     -100$    125,000$  $   -436,143 (1,823,778)

Reorganization             2,500    -  2,500 1,070    -107,000      -   -     - (100)    125,000   (4,370,500)  13,840,487

Net Proceeds from Initial
 Public Offering - First
Quarter
  1994, at $5.00 Per Unit
 Less Issuance Cost       -     - -       -       -  -       -   -         -    -              1,150,000 12   4,542,670       -

Excess of Fair Market
Value over Option Price
of  Non-Qualified Stock
Options-Third quarter1994  - -       -       -  -       -   -             -    -                105,000    1   1,049        -

Excess of Fair Market
Value over Option Price
of                                                                                                             50,060
  Non-Qualified Stock
Options - Forth Quarter
1994                      - -       -       -  -       -   -         -    -                     105,000    1                -

Net (loss) for the year
ended December 31, 1994     - -       -       -  -       -   -         -    -     -   -        -                        (14,316193)
                                  -   -      - -------------------------------------------------------------------------------------

Balance - December 31,
1992                         2,500$   -$   2,500   1,070$   -$  107,000   -$  -     - $    $5,730,500   $18,870,409     (16,139,971)

Private Placement -
Common Stock at
  $3.00 Per Share, Less
Issuance C0st             -       -     - -       -       -  -       -   -         -    -   118,778    2   388,887        -

Excess of Fair Market
Value over Option Price of
  Non-Qualified Stock
Options - First quarter
 1995                                  - -       -       -  -       -   -         -    -    30,000    -   328,125        -

Excess of Fair Market
Value over Option Price
of Non-Qualified Stock
Options and issuance of
 Apotex stock
  Second Quarter 1995             -   -       -     - -       -       -  -       -   - -   674,700     7   980,806        -

Excess of Fair Market
Value over Option Price of
  Non-Qualified Stock
Options - Third quarter
1995                                    - -       -       -  -       -   -         -    -    24,500    -   (260,612)       -

Excess of Fair Market
Value over Option Price
  Non-Qualified Stock
Options - Forth Quarter
1995                           - -       -       -  -       -   -         -    -               5,000    -  40,624        -

Net (loss) for the year
ended December 31, 1995           - -       -       -  -       -   -         -    -     -   -        -                  (3,133,348)
                               -   -      - ----------------------------------------------------------------------------------------

Balance - December 31,
1995 - Forward                2,500 -      2,500 $ 1,070 $ -   107,000 $-  -     $ -   $ -     6,583,478   $20,348,239  (19,273,319)
                             -------------------------------------------------------------------------------------------------------


See Accompanying Notes
to Consolidated Financial
 Statements


                                             XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                  (A DEVELOPMENT STAGE ENTERPRISE)



                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                             [UNAUDITED]

                         Class A  Additional Class B  Addl. Class C    Class C   Addl   Xechem, Inc.Xechem Inter  Addl.  (Deficit)
                        Voting Prf. Paid in 8% Prf. Paid in Series 1    Series 2 Paid in Common StockCommon Stk Paid in Accumulated
                                    Capital           Capital 8% Conv. PrVt  Cov.Cap                            Capital     During
                         # of  Par         # of  Par         # of  Par  # of  Par        # of   Par  # of   Par          Development
                        Shares Value Clss A Shares Value Clss B Shares Value Shr Value Class C     Sh Value Sh  Value  Common  Stage
                       -----------------------------------------------------------------------------------------------------------


Balance - December 31,
1995                     2,500     2,500      1,070$   -$    107,000  $-  -      $-  -$    -  $-   6,583,478 $20,348,$39(19,273,319)

Private Placement -Common
 Stock at

  $3.00 Per Share, Less
Issuance Costs          -        - -      -        - -        -  -      -        -   163,333       52,784        -

Private Placement -Petron
 at $.38- par Share -     -    -      -      -   -     -     -      -      -    -260,000    1 100,000        -

Private Placement -
 Series 1Preferred Stock

  at $100 per Share, Less
 Issuance-Cost       -        - -      - 22,500   -        -  -2,137,500      -    12,500       28,125        -

Private Placement - Series
 2 Preferred Stock

  at $100 per Share, Less
 Issuance-Cost         -     -    -      -        - -10,000     -882,440      -    -      -        -    -       -

Conversion of Preferred
Stock                    - -      -        - -      -(21,000)  -        -  -(1,995,000)    -    1,673,583     161,966,840       -

Conversion of Debt to
Equity at $2 Per -share  -      -     -    -      -      -   -     -     -      -   1,477,745 15 369,422        -

Excess of Fair Market
Value over Option Price
of

 Non-Qualified Stock
Options - Second Quarter
 1996                - -      -        - -        -  -      -        -     2,000        4,625        -

Excess of Fair Market
Value over Opt.Price of

  Non-Qualified Stock
Options - Third Quarter
 1996               - -      -        - -        -  -      -        -      -600        - 564        -

Excess of Fair Market
Value over Option Price
of

  Non-Qualified Stock
Options - Forth Quarter
1996                -     -    -      -      -   -     -     -      -    51,600    1  13,205        -

Cancellation of Apotex
Stock               - -      -        - -      -        - -        -  -      -        -   (75,000)       -            -

Ocean Marine Settlement
at$1.31 per Share   -        - -      -        - -        -  -      -        -    25,000       32,812        -

Net (loss) for the year           -   -          -  -   -          -  -    -     -   -           -  -          -     - - (3,174,205)
                          ------------ ---

Balance - December 31,
1996                 $2,500$        2,50$1,07$    107,0001,$00   -  1$,000 $1,024,940    $-     10,17$,839$ 22,916$61(22,447,524)

Private Placement - Series
 2 Preferred at $100 per
Share                        -      -   -12,500     -1,250,000    -    -      -    -       -        -

Conversion of Series 1
Preferre- Stock              -     -    -      -(1,500)   -     -     -(142,500)    -    -120,000    1 142,499        -

Conversion of Series 2
Preferre- Stock              -     -    -      -      -   -(22,500)   -(2,132,440)  -    -45,000,004502,131,180       -

Conversion of Dr. Pandey
Preferred Stock an            (1,070)    (107,000)    -   -     -     -      -      -    -21,088,002111,317,797(22,946)

Private Placement - Common
 Stock- at -.05 per- Share    -      -      -   -     -     -      -      -    -15,000,00152 749,848        -

Excess of Fair Market
Value over Option Price of

  Non-Qualified Stock
Options               -    -      -     -    -      -      -   -     -     -      -      -    -125,000    1  31,249        -

Net (loss) for the six
months ende- June 30, 1997    -  -   -          -  -    -     -   -           -  -          -     - -                    (1,593,157)
                                  -

Balance - June 30, 1997         $2,500 $ -    2,500 $ -          -$-     -  $ -      91,507,839    915      $27,289,189 (24.063,627)
                          =========== ======== ========== =======  =================================================================




See Accompanying Notes to Consolidated Financial Statements


XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



                                                                      Cumulative
                                                                        Period From
                                                                         March 15,
                                                                       1990 [Date of
                                                 Six months ended      Inception] to
                                                     June 30,             June 30
                                                 1 9 9 7     1 9 9 6     1 9 97
                                                 -------     -------     ------

Operating Activities:
  Net (Loss)                                   $(1,593,157$(1,666,720) $(24,040,681)
                                               ----------------------  ------------
  Adjustments to Reconcile Net (Loss) to Net
 Cash
   Provided (Used) by Operating Activities:
   Depreciation                                    88,200     60,902       310,251
   Amortization                                     6,000     36,580       394,719
   Loss on Sale of Assets                              --         --          (391)
   Interest and Compensation Expense
   in Connection with Issuance of Equities         30,000     65,543    14,243,500

  Changes in Assets and Liabilities
   (Increase) Decrease in:
     Accounts Receivable                          (16,079)   (16,751)      (14,820)
     Inventory                                   (349,708)  (246,179)   (1,719,378)
     Prepaid Expenses                             (15,639)    (6,885)     (151,790)
     Other Current Assets                              --     23,819       (32,720)
     Deposits                                          --     (1,650)      (22,167)
     Organizational Costs                              --         --       (13,828)
     Other Assets                                      --      2,250        (1,592)

   Increase (Decrease) in:
     Accounts Payable                            (201,085)  (138,772)      403,739
     Accrued Interest Payable                       5,578     35,802        90,016
     Accrued Expenses                            (101,838)   (32,550)      107,372
     Other Current Liabilities                      3,863        461         3,863
                                               ---------- ----------   -----------

   Total Adjustments                             (550,708)  (217,430)   13,596,774
                                               ---------- ----------   -----------

  Net Cash (Used) by Operating
   Activities - Forward                        (2,143,865)(1,884,150)  (10,443,907)
                                               ---------- ----------   -----------

Investing Activities:
  Patent Issuance Costs                          (116,886)   (74,085)     (370,185)
  Purchases of Equipment and
   Leasehold Improvements                        (220,496)  (173,049)   (1,855,907)
  Proceeds from Sale of Asset                          --         --        26,700
  Purchase of Marketable Securities                    --         --    (1,476,449)
  Proceeds from Sale of Marketable Securities          --         --     1,476,449
                                               ---------- ----------   -----------

  Net Cash (Used) by Investing
   Activities - Forward                          (337,382)  (247,134)   (2,199,392)
See Accompanying Notes to Consolidated
 Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------

                                                                        Cumulative
                                                                        Period From
                                                                         March 15,
                                                                       1990 [Date of
                                                 Six months ended      Inception] to
                                                     June 30,             June 30
                                                 1 9 9 7     1 9 9 6     1 9 97
                                                 -------     -------     ------

  Net Cash (Used) by Operating
   Activities - Forwarded                      $(2,143,865$(1,884,150) $(10,443,907)
                                               ----------------------  ------------

  Net Cash (Used) by Investing
   Activities - Forwarded                        (337,382)  (247,134)   (2,199,392)

Financing Activities:
  Proceeds from Note Payable - Bank                    --         --      (390,000)
  Proceeds from Related Party Loans                          155,000     1,294,582
  Proceeds from Borrowings Under
   Line of Credit                                      --         --     1,365,000
  Proceeds from Notes Payable - Others                 --         --       445,000
  Proceeds from Interim Loans                     241,000     55,000     1,211,295
  Proceeds from Bridge Financing                       --    120,000       640,000
  Capital Contribution                                 --         --        95,000
  Payments on Interim Loans                            --    (55,000)     (305,000)
  Payments on Notes Payable - Others                   --         --      (520,000)
  Payment on Stockholder Loans                         --         --      (207,037)
  Payment of Line of Credit                            --         --      (975,000)
  Proceeds from Issuance of
   Common Stock                                   750,000     56,307     5,834,343
  Proceeds from Issuance of Class C
   Series 1 Preferred Stock                            --  2,109,357     2,109,357
  Proceeds from Issuance of Class C
   Series 2 Preferred Stock                     1,249,190         --     2,131,630
   Proceeds from Exercise of Options                1,250         20        10,234
   Purchase of Letter of Credit                        --   (187,500)           --
                                               ---------- -----------  -----------

  Net Cash - Financing Activities               2,241,440  2,253,184    12,739,404
                                               ---------- ----------   -----------

  Net Increase (Decrease) in Cash
   And Cash Equivalents                          (239,807)   121,900        96,105

Cash and Cash Equivalents - Beginning
 of Periods                                       335,912    125,067            --
                                                --------- ----------   -----------

  Cash and Cash Equivalents - End of Periods   $   96,105 $  246,967   $    96,105
                                               ========== ==========   ===========

Supplemental Disclosures of Cash Flow
Information:
  Cash paid during the periods for:
   Interest - Related Party                    $       -- $   20,641   $   104,992
   Interest - Other                            $    1,150 $    2,347   $   134,968
   Income Taxes                                $       -- $       --   $        --

See Accompanying Notes to Consolidated
Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



Supplemental Disclosure of Non-Cash Investing and Financing Activities:
A total of 125,000 stock options, issued to the holder of notes payable, were exercised at a nominal price during the six months ended June 30, 1997. The difference between the fair market value of the Common Stock at the time of exercise and the amount paid was charged to compensation expense.

As a result of this transaction, the Company=s statement of operations reflects non-cash interest and compensation expense of $30,000 for the six months ended June 30, 1997.

See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------


   [1] Significant Accounting Policies

   Significant accounting policies and other matters of Xechem International,
   Inc. and its wholly-owned    subsidiaries, Xechem, Inc., Xechem
   Laboratories, Inc. and XetaPharm, Inc. (collectively the "Company"), are set forth in the financial statements for and as of the year ended December 31,1996 ncluded in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

   [2] Basis of Reporting

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
   Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring item) which are considered necessary for a fair presentation of the consolidated financial position of the Company at June 30, 1997 and the consolidated results of its operations for the three months and six months ended June 30, 1997 and 1996 and for the cumulative period from March 15, 1990 (date of inception) to June 30, 1997 and its cash flows for the six months ended June 30, 1997 and 1996 and for the cumulative period from March 15, 1990 (date of inception) to June 30, 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company=s Form 10-KSB for the year ended December 31, 1996. The results of operations for the six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for a full year.

   [3] Loss per Share

   Loss per share amounts are based on the weighted average number of shares outstanding. Shares issuable upon the exercise of stock options are excluded from the computation since the effect on the net loss per common share would be anti-dilutive. The holders of Class B 8% Preferred Stock and Class C Series 1 Preferred Stock are entitled to cumulative dividends on the $100 per share liquidation preference at the rate of 8% per annum payable quarterly. This dividend has been reflected in the computation of loss per share available to common stockholders. The Class B 8% Preferred Stock and Class C Series 1 Preferred Stock were converted in Common Stock in February and January 1997, respectively.

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

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------



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

[5] Notes Payable - Other

In 1996, an individual made two loans to the Company aggregating to $115,000. Those loans were evidenced by a ten percent and twelve percent (at simple interest) promissory note, respectively, each due six months from the date of the loan. The Company exercised its option to extend the loans for an additional six months and the interest rate is twelve percent (at simple interest) during this period on both loans.

[6] Dividends

The Company's Class B and Class C Preferred Stock accrued cumulative dividends at varying rates. The Company had not declared payment of such accrued dividends. However, in the conversion and liquidation of the Class B Preferred Stock into Common Stock as per the Blech Purchase Agreement, Dr. Pandey received $22,946 in accumulated dividends which were converted into Common Stock.

In June 1997, under the terms of the Blech Purchase Agreement, funds totaling $241,000 were received from the Trust and two other individuals, not otherwise affiliated with Blech. These funds were treated as loans payable on the June 30, 1997 financial . Subsequent to June 30, 1997, such funds, together with additional funds contributed by other persons, were applied to the purchase on August 1, 1997, of an aggregate of 27,320,000 shares of Common Stock at a price of $.05 per share, pursuant to the Blech Purchase Agreement.

In July 1997, under the terms of the Blech Purchase Agreement, two investors, not otherwise affiliated with Blech , purchased 22,500,000 shares of Common Stock at a price of $.05 per common share. Such purchases were credited dollar-for-dollar against the aggregate stock purchase obligations under the Blech Purchase Agreement.

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

Results of Operations:

The Six Months Ended June 30, 1997 vs. The Six Months Ended June 30, 1996

      The following table sets forth certain statement of operations data of the Company for the cumulative period from inception [March 15, 1990] to June 30, 1997 and for the six month periods ended June 30, 1997 and June 30, 1996.



                                                                     Cumulative
                                            Six Months Ended        Inception to
                                                June 30,              June 30,

                                         1997           1996          1997
                                   -------------- -------------- -------------

                                                   (In thousands)
                                                  -------------- -------------

Revenue                               $   14.3       $   157.8      $   590.0

Research and development expense      $   852.5      $   761.1      $ 5,489.6

Rent, general and administrative expen$es 752.8      $   982.1      $ 5,917.9

(Loss) from operations                $(1,591.0)     $(1,585.4)     $(10,817.5)

--------
1 Some of the statements included in Item 2, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects," indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected may also not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to the forward looking statements that may be made to reflect any future events or circumstances.

     The $143,500 decrease in revenue from the six months ended June 30, 1996 to the six months ended June 30, 1997 was attributable to a decrease in sales of services and products. Service sales decreased by $80,400 in the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease in services was the result of two non-recurring projects in the 1996 period, as compared to no comparable projects in 1997. Product sales decreased by $63,100 for the six months ended June 30, 1997 as compared to the same period in 1996. Sales of paclitaxel for research purposes for the six months ended June 30, 1997 decreased $74,500 as compared with the six months ended June 30, 1996. The decrease in sales of paclitaxel was partially offset by product sales of $11,400 by the Company's subsidiary, XetaPharm, which introduced its line of over-the-counter natural health products, commonly known as nutraceuticals, in June 1996.

     The Company's research and development expenditures continue to emphasize compounds for generic anticancer, antiviral and antibiotic products which enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures increased by $91,400 to $852,500 or 12.0% for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This included expenditures on the development of Company's process for producing paclitaxel of $269,900, an increase of $5,900 or 2.2% as compared to the six months ended June 30, 1996. XetaPharm had research and development expenses of $39,600, a decrease of $14,100 or 26.3%, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Research and development costs for bleomycin decreased from $15,100 for the six months ended June 30, 1996, to zero for the six months ended June 30, 1997. Other research and development projects, both for customers and in-house research, increased $114,700, or 26.8% to $543,000 for the six months ended June 30, 1997, which included $58,000 for a new project to develop a cholesterol lowering compound. The Company anticipates that research and development expenditures will continue to increase for paclitaxel, as well as the aforementioned compound and for the development of other anticancer, antiviral and memory enhancing drugs.

     Rent, general and administrative expenses decreased $229,300, or 23.4%, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1997, due primarily to the one time charge in 1996 of $150,000 for the settlement of a claim against Dr. Pandey (which the Company was obligated to finance). Legal and accounting expenses of $204,200 for the six months ended June 30, 1997 and were $37,300 or 22.4% higher than the $166,900, for the comparable 1996 period. Other general and administrative costs decreased $116,600 or 17.5% to $548,600 in 1997 compared to the same period in 1996. This included general and administrative expenses related to XetaPharm, which decreased $136,800, from the six months ended June 30, 1996, offset by filing fees of $35,000 paid to Nasdaq for new stock registrations in the period ended June 30, 1997.

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

      The Company's loss from operations totaled $1,591,000, a decrease of $5,600 for the six months ended June 30, 1997 as compared to the same period in 1996, and is primarily a result of the foregoing.

      Interest expense decreased approximately $80,200, or 92.2% to $6,800, in the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This reduction was the result of debt to equity conversions of gap financing loaned to the Company.

Liquidity and Capital Resources; Plan of Operations

      On June 30, 1997, the Company had cash and cash equivalents of $96,105, working capital of $1,138,410 and stockholder's equity of $3,228,977.

      As a result of its net losses to December 31, 1996 and accumulated deficit since inception, the Company's accountants, in their report on the Company's financial statements for the year ended December 31, 1996, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company's research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of the Company's proposed products cannot be estimated with precision. The Company expects research and development activities to continue to require significant cost expenditures for an indefinite period in the future.
      In May 1995 the Company filed a Drug Master File with the Food and Drug Administration ("FDA") for the Company's facilities. The Company has completed its technology validation and filed a Drug Master File for paclitaxel in June 1997, however, it has yet to be inspected by the FDA for current Good Manufacturing Practices ("GMPs"). The Company has sufficient inventory of raw materials to produce commercial bulk paclitaxel which has a market value of approximately $2,000,000 at current prices and anticipates, but can provide no assurances, that it will commence sales of paclitaxel in the international market in 1998. Prior to commencing such sales, the Company must file for and obtain approvals from appropriate regulatory agencies in foreign jurisdictions. Additionally, to the extent the Company elects to manufacture bulk paclitaxel domestically and ship it overseas for packaging, the Company's facility must be approved for cGMP and the product must either be approved for an investigational new drug exemption (not currently so approved), or deemed in compliance with the laws of 24 industrialized "tier one" countries (no yet so approved). Otherwise, the Company can produce the product entirely overseas; however, no such arrangements have been made to date. There can be no such assurance that necessary approvals will not be delayed or subject to conditions or that the Company will be able to meet such conditions. In addition, the Company has no experience in marketing pharmaceutical products for human consumption and there can be no assurance that the Company will be able to successfully market its paclitaxel product in bulk, or be able to obtain satisfactory packaging of the product in single dosage vials from an independent manufacturer.

      Xechem has expended and will continue to expend substantial funds in connection with the research and development of its products. As a result of these expenditures, and even with revenues anticipated from commencement of sales of paclitaxel, the Company anticipates that losses will continue for the foreseeable future.
      Xechem's planned activities will require the addition of new personnel, including management, and the continued development of expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Further, if Xechem receives regulatory approval for any of its products, in the United States or elsewhere, it will incur substantial expenditures to develop its manufacturing, sales and marketing capabilities. There can be no assurance that Xechem will ever recognize revenue or profit from any such products. In addition, Xechem may encounter unanticipated problems, including developmental, regulatory, manufacturing or marketing difficulties, some of which may be beyond Xechem's ability to resolve. Xechem may lack the capacity to produce its products in-house and there can be no assurances that it will be able to locate suitable contract manufacturers or be able to have them produce products at satisfactory prices.
      The Company is developing a limited line of over-the-counter natural products (not requiring FDA approval) for sale through health food outlets, drug stores and physicians specializing in natural medicines. The Company has selected several natural, over-the-counter products, commonly known as nutraceuticals, manufactured by contract manufacturers under the Company's trademark. The emphasis of the products will be the combination of the natural health benefits of these products with the quality of a pharmaceutical firm. Initial marketing efforts commenced in the third quarter of 1996. However, there can be no assurances as to the level of success for this program, or that the Company will have adequate financial resources to support such program. To date, the costs of such program have exceeded revenues.
      On November 18, 1996, the Company entered into and closed the initial stage of the Blech Purchase Agreement providing for the sale of up to 55,000 shares of Series 2 Preferred Shares at a purchase price of $100 per share ($5,500,000 in the aggregate), or the underlying shares of Common Stock, over approximately nine months. The Blech Purchase Agreement was amended effective March 27, 1997, to modify the closing schedule. At the initial closing, the Trust purchased 5,000 Series 2 Preferred Shares for $500,000. The Trust purchased an additional 5,000 Series 2 Preferred Shares on December 30, 1996; 5,000 Series 2 Preferred Shares on January 8, 1997; and 7,500 Series 2 Preferred Shares on February 7, 1997. Pursuant to the Blech Purchase Agreement, on February 7, 1997, Dr. Ramesh Pandey, the Company's Chairman and Chief Executive Officer, exchanged certain indebtedness owed by the Company to him and the 1,070 shares of Class B Preferred Stock of the Company held by him for 13,180 shares of Series 3 Preferred Shares. Pursuant to their terms, effective February 8, 1997, the then outstanding 22,500 Series 2 Preferred Shares and 13,180 Series 3 Preferred Shares were converted into 45,000,000 and 21,088,00 shares of Common Stock, respectively.
      Two other trusts, not otherwise affiliated with Blech, each purchased 5,000,000 shares of Common Stock on March 27, 1997 and Blech purchased a further 5,000,000 shares of Common Stock on April 14, 1997. On May 1, 1997, Blech sold (at his cost) his 5,000,000 shares to the two referenced unaffiliated trusts and a third unaffiliated trust. On August 1, 1997, the Trust and four other persons purchased an aggregate of 27,320,000 shares of Common Stock (including 1,500,000 shares purchased by the Trust). Under the Blech Purchase Agreement, as amended, Blech has the right to purchase an additional 22,680,000 shares of Common Stock. Although the Company has the right to terminate further purchases as a result of the failure to meet such deadlines for such purchases, it has not exercised such right and does not presently expect to do so.
      The Company is presently substantially dependent on funds received and anticipated to be received under the Blech Purchase Agreement. Through June 30, 1997, Mr. Blech and his designees have purchased an aggregate of $3,000,000 of the total of $5,500,000 of securities subject to the Blech Purchase Agreement and purchased an additional $1,366,00 since that date. If Mr. Blech does not meet or cause others to meet his continuing obligations under the Blech Purchase Agreement, the Company's only remedy is to terminate Mr. Blech's future rights. In such case, the Company may be unable to obtain substitute financing, and may be unable to meet its obligations or continue its operations.

      Part II

                                OTHER INFORMATION

      Item 1.     Legal Proceedings - None

      Item 3.     Defaults Upon Senior Securities - None

      Item 5.     Other Information - None

      Item 6.     Exhibits and Reports on Form 8-K

                  (a).  Exhibits

                        None

                  (b).  Reports on Form 8-K

                        None

                          PART II OTHER INFORMATION
Item 2. CHANGES IN SECURITIES
        From November 1996 through January 1997, the Company entered into agreements with holders of $330,000 in principal amount of notes and a supplier to whom the Company was indebted in the amount of $7,041, whereby the Company agreed to issue a total of 1,477,745 shares of Common Stock in exchange for the cancellation of all indebtedness owed by the Company to such persons. These shares were offered and sold pursuant to an exemption from registration under the federal securities laws provided by Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and Regulation D promulgated thereunder as a non-public offering to a limited number of persons. The Company did not use any securities broker-dealers in connection with these transactions.
        Between November 18, 1996 and February 7, 1997, pursuant to the Blech Purchase Agreement, the Company issued a total of 22,500 Series 2 Preferred Shares and 13,180 Series 3 Preferred Shares, which were converted into 45,000,000 and 21,088,000 shares of Common Stock, respectively. The purchase price of Series 2 Preferred Shares was $100 per share and was paid in cash by The Edward A. Blech Trust (the "Trust"). The Series 3 Preferred Shares were issued in exchange for $1,188,062 of indebtedness owed by the Company to the purchaser (Dr. Pandey) and all of the Class B Preferred Stock owned by him.
        Between February 8, 1997 and August 1, 1997, pursuant to the Blech Purchase Agreement, the Company issued a total of 42,320,000 shares of Common Stock at a purchase price of $.05 per share to eight (8) investors, including the Trust. All shares, pursuant to the Blech Purchase Agreement, were offered and sold pursuant to an exemption from registration under the federal securities laws provided by the 1933 Act, and Regulation D promulgated thereunder as a non-public offering to a limited number of persons. The Company did not use any securities broker-dealers in connection with these transactions.

                            PART II OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held at the Hyatt Regency Hotel, 2 Albany Street, New Brunswick, New Jersey on Wednesday, June 11, 1997 at 10:00 A.M. Eastern Daylight Savings Time. The purpose of the Annual Meeting was to consider the vote on the following matters:
      1. To elect two directors to hold office until the next annual meeting of stockholders of otherwise as provided in the Corporation's By-Laws.
                                    Nominees
                              Ramesh C. Pandey, Ph.D.
                              Stephen F. Burg
            The nominees for director received the following number of votes:
            Ramesh C. Pandey and Stephen F. Burg
                                 Common                  Class A
                                  Stock              Preferred Stock
            For                77,523,950                2,500,000
            Withheld                9,050                   -0-
            Non-votes          13,974,839                   -0-
      2. To approve an increase in the number of shares of Common Stock which may be issued under the Xechem International, Inc. Amended and Restated Stock Option Plan.
            The vote of the stockholders was as follows:
                                 Common                  Class A
                                  Stock              Preferred Stock
            For                74,988,800                2,500,000
            Against                26,950                   -0-
            Abstentions            17,250                   -0-
            Non-votes          16,474,839                   -0-

3. To concur in the selection of Moore Stephens, P.C. as the Corporation's independent auditor for the fiscal year ending December 31, 1997.
The vote of the stockholders was as follows:
                                 Common                  Class A
                                  Stock              Preferred Stock
            For                75,009,150                2,500,000
            Against                 3,500                   -0-
            Abstentions            20,350                   -0-
            Non-votes          16,474,839                   -0-
All of the above matters were approved by the Stockholders. There were no other matters voted on at the meeting.

                               SIGNATURES


                   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   XECHEM INTERNATIONAL, INC.



        Date:   August 13, 1997

                                        /s/  Ramesh C. Pandey
                                        Ramesh C. Pandey, Ph.D.
                                        President/Chief Executive Officer/Chief
                Accounting Officer