Form 10QSB
period 1997-09-30
XECHEM INTERNATIONAL INC
filed 1997-11-14
CIK 919611

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1997
                               ------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                   to

For Quarter Ended                Commission File Number              0-23788

                           Xechem International, Inc.
             (Exact name of registrant as specified in its charter)

Delaware                                           22-3284803
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswick, NJ 08901
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (732) 247-3300
                                                   -----------------------

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

                          Yes X   No

Number of shares outstanding of the issuer=s common stock, as of November 10, 1997 was 118,828,439 shares.

Transitional Small Business Disclosure Format

                          Yes       No X

                    XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.

Part I.  Financial Information

Item 1.  Consolidated Balance Sheet as of
         September 30, 1997 [Unaudited]...........................      3..4

        Consolidated Statements of Operations
         for the three months and nine months ended
         September 30, 1997 and 1996 [Unaudited] .................      5

        Consolidated Statement of Stockholders'
         Equity for the nine months ended
         September 30, 1997 [Unaudited]...........................      6..7

        Consolidated Statements of Cash Flows for
         the nine months ended September 30, 1997 and
         1996 [Unaudited].........................................      8..9

        Notes to Consolidated Financial Statements................      10..12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  ..........      13..18

Part II.    Other Information ....................................      19..21

Signatures........................................................      22

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997
[UNAUDITED]




Current Assets:
  Cash and Cash Equivalents                                          $  232,685
  Inventory                                                           1,648,464
  Prepaid Expenses                                                      100,730
  Other Current Assets                                                  135,119
                                                                  -------------

  Total Current Assets                                               $2,116,998

Equipment, Net of Accumulated
  Depreciation of $417,245                                           $1,007,951
Leasehold Improvements - Net of Accumulated
  Amortization of $280,968                                              712,901
Deposits                                                                 22,167
Patent Issuance Costs-Net of Accumulated
  Amortization of $25,490                                               396,933
                                                                   ------------

Total Assets                                                         $4,256,950




See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997
[UNAUDITED]





Current Liabilities:
  Accounts Payable                                                    $ 261,473
  Accrued Expenses                                                      159,506
  Notes Payable - Others                                                128,300
  Loans Payable - Other                                                  57,000
  Other Current Liabilities                                                 785
                                                                      ---------

  Total Current Liabilities                                           $ 607,064
                                                                      ---------

Commitments and Contingencies                                         $      --
                                                                      ---------

Stockholders= Equity:
  Class A Voting Preferred Stock, $.00001 Par Value, 2,500
    Shares Authorized; 2,500 Shares Issued and Outstanding            $      --

  Additional Paid-in Capital [Class A Voting Preferred]                   2,500

  Class B 8% Preferred Stock, $.00001 Par Value, 1,150 Shares
    Authorized; None Outstanding                                             --

  Common Stock, $.00001 Par Value, 247,000,000
    Shares Authorized; 118,828,439 Shares Issued and Outstanding          1,187

  Additional Paid-in Capital [Common]                                28,655,163

  (Deficit) Accumulated During the Development Stage                (25,008,964)
                                                                   ------------

Total Stockholders' Equity                                           $3,649,886
                                                                   ------------
Total Liabilities and Stockholders' Equity                           $4,256,950
                                                                   ============
See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]



XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]


                                                                                                      Cumulative
                                                                                                     Period from
                                                                                                       March 15,
                                          Three months ended            Nine Months ended            1990 [Date of
                                          ------------------            -----------------            -------------
                                            September 30,                 September 30,               Inception] to
                                            --------------                -------------              -------------
                                          1 9 9 7    1 9 9 6           1 9 9 7      1 9 9 6           Sept. 30, 1997
                                          -------    -------           -------      -------           --------------

Revenues                             $    15,676   $   48,471      $    29,966    $  206,222          $    605,696
                                     -----------   ----------      -----------     ---------          ------------

Expenses:
   Research and Development          $   620,216   $  343,950      $ 1,472,758   $ 1,105,029          $  6,109,824
   Rent                                   42,420       44,834          119,386       110,074               551,156
   General and Administrative            296,481      268,778          972,285     1,185,624             5,705,640
                                     -----------   ----------      -----------     ---------          ------------

 Total Expenses                      $   959,117   $  657,562      $ 2,564,429   $ 2,400,727          $ 12,366,620
                                     -----------   ----------      -----------    ----------          ------------

 (Loss) from Operations              $  (943,441)  $ (609,091)     $(2,534,463)  $(2,194,505)         $(11,760,924)

Other Income                               1,634        2,648            6,252         8,257               279,371
Interest (Expense) - Related Party            --      (22,233)              --       (64,693)           (8,589,081)

Interest (Expense)                        (3,530)      (8,762)         (10,283)      (53,217)           (4,915,384)

Minority Interest-XetaPharm, Inc.             --        3,600               --         3,600                   --
                                     -----------    ---------      -----------   -----------          ------------

 (Loss) Before Income Taxes          $  (945,337)  $ (633,838)     $(2,538,494)  $(2,300,558)         $(24,986,018)

Income Taxes                                  --           --               --            --                    --
                                     -----------   ----------      -----------     ---------          ------------

 Net (Loss)                          $  (945,337)  $ (633,838)     $(2,538,494)  $(2,300,558)         $(24,986,018)
                                     ===========   ==========      ===========  ============          ============

Preferred Stock Dividends            $        --   $   26,364      $       233   $    69,875          $    101,361
                                     ===========   ==========      ===========   ===========          ============

Net (Loss) Available to Common
Stockholders                         $  (945,337)   $ (660,202)    $(2,538,727)  $(2,370,433)    $     (25,087,379)
                                    ============   ===========     ===========   ===========     =================

Net (Loss) per Share                 $    (0.009)   $   (0.09)     $     (0.03)  $     (0.34)
                                     ===========   ==========      ===========   ===========

Average Number of Shares Outstanding 109,721,772    7,436,960       86,333,195     6,913,685
                                     ===========   ==========      ===========   ===========

See Accompanying Notes to Consolidated Financial Statements

                       XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                             (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       [UNAUDITED]


XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
-------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
-------------------------------------------------------------------------------


                                                   Class A  Additional   Class B  Additional    Class C         Class C  Additional
                                            Voting Preferred Paid in  8% Preferred Paid in      Series 1        Series 2     Paid in
                                                             Capital               Capital 8% Conv. Preferred Votng Cnv.Pfd  Capital
                                                # of    Par           # of    Par            # of     Par      # of   Par
                                                Shares Value Class A  Shares Value  Class B  Shares  Value    Shares Value   Class C

Common Stock issued in exchange for equipment
  in March 1990 at no par value                    --  $ --  $  --      --  $  --  $    --      --  $   --       --  $   --  $    --
Capital contributions April 1990                   --    --     --      --     --       --      --      --       --      --       --
Net (loss) for the period from March 15,
1990 (date  of inception) to December 31, 1990     --    --     --      --     --       --      --      --       --      --       --
Balance - December 31, 1990                        --    --     --      --     --       --      --      --       --      --       --
Capital contributions July 1991                    --    --     --      --     --       --      --      --       --      --       --
Capital contributions September 1991               --    --     --      --     --       --      --      --       --      --       --
Capital contributions October 1991                 --    --     --      --     --       --      --      --       --      --       --
Net (loss) for the year ended December 31, 1991    --    --     --      --     --       --      --      --       --      --       --
Balance - December 31, 1991                        --    --     --      --     --       --      --      --       --      --       --
Capital contributions                              --    --     --      --     --       --      --      --       --      --       --
Net (loss) for the year ended December 31, 1992    --    --     --      --     --       --      --      --       --      --       --
Balance - December 31, 1992                        --    --     --      --     --       --      --      --       --      --       --
Net (loss)for the year ended December 31, 1993     --    --     --      --     --       --      --      --       --      --       --
Balance - December 31, 1993                        --    --     --      --     --       --      --      --       --      --       --
Reorganization                                  2,500    --  2,500   1,070     --  107,000      --      --       --      --       --
Net Proceeds from Initial Public Offering
 First Quarter  1994, at $5.00 Per Unit Less
 Issuance Cost                                     --    --     --      --     --       --      --      --       --      --       --
Excess of Fair Market Value over Option Price
 of Non-Qualified Stock Options - Third
 Quarter 1994                                      --    --     --      --     --       --      --      --       --      --       --
Excess of Fair Market Value over Option Price
 of Non-Qualified Stock Options -
 Fourth Quarter 1994                               --    --     --      --     --       --      --      --       --      --       --
Net (loss) for the year ended December 31,
1994                                               --    --     --      --     --       --      --      --       --      --       --
Balance - December 31, 1994                     2,500    --  2,500   1,070     --  107,000      --      --       --      --       --
Private Placement - Common Stock at
  $3.00 Per Share, Less Issuance Cost              --    --     --      --     --       --      --      --       --      --       --
Excess of Fair Market Value over Option
 Price of Non-Qualified Stock Options -
 First Quarter 1995                                --    --     --      --     --       --      --      --       --      --       --
Excess of Fair Market Value over Option Price
  of Non-Qualified Stock Options and
  issuance of Apotex stock Second
  Quarter 1995                                     --    --     --      --     --       --      --      --       --      --       --
Excess of Fair Market Value over Option Price of
 Non-Qualified Stock Options-Third Quarter 1995    --    --     --      --     --       --      --      --       --      --       --
Excess of Fair Market Value over Option Price of
 Non-Qualified Stock Options Fourth Quarter 1995   --    --     --      --     --       --      --      --       --      --       --
Net (loss) for the year ended December 31, 1995    --    --     --      --     --       --      --      --       --      --       --

Balance - December 31, 1995 - Forward           2,500  $ -- $2,500   1,070 $   -- $107,000      -- $    --       -- $    --  $    --

See Accompanying Notes to Consolidated Financial Statements.



XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
-------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
-------------------------------------------------------------------------------


                                                  Class A Additional   Class B  Additional   Class C       Class C       Additional
                                                Voting Pfd  Paid in    8% Pfd   Paid in      Series 1      Series 2       Paid in
                                                            Capital             Capital   8% Conv. Pfd  Voting Cov. Pfd   Capital
                                                  # of  Par          # of   Par             # of    Par  # of     Par
                                                 Shares Val Class A Shares  Val  Class B    Shares  Val  Shares   Value   Class C

Balance - December 31, 1995 - Forwarded           2,500 $-- $2,500  1,070  $ --  $107,000       --  $ --      --  $  --  $       --
 Private Placement - Common Stock at
  $3.00 Per Share, Less Issuance Costs               --  --     --     --    --        --       --    --      --     --          --
Private Placement - Petron at $.38 per Share         --  --     --     --    --        --       --    --      --     --          --
Private Placement - Series 1 Preferred Stock
  at $100 per Share, Less Issuance Cost              --  --     --     --    --        --   22,500    --      --     --   2,137,500
Private Placement - Series 2 Preferred Stock
  at $100 per Share, Less Issuance Cost              --  --     --     --    --        --       --    --  10,000     --     882,440
Conversion of Preferred Stock                        --  --     --     --    --        --  (21,000)   --      --     --  (1,995,000)
Conversion of Debt to Equity at $25 Per Share        --  --     --     --    --        --       --    --      --     --         --
Excess of Fair Market Value over Option Price of
Non-Qualified Stock Options - Second
  Quarter 1996                                       --  --     --     --    --        --       --    --      --     --         --
Excess of Fair Market Value over Option Price of
  Non-Qualified Stock Options - Third
  Quarter 1996                                       --  --     --    --     --        --       --    --      --     --         --
Excess of Fair Market Value over Option Price of
  Non-Qualified Stock Options - Fourth
  Quarter 1996                                       --  --     --    --     --        --       --    --      --     --         --
Cancellation of Apotex Stock                         --  --     --     --    --        --       --    --      --     --         --
Ocean Marine Settlement at $1.31 per Share           --  --     --     --    --        --       --    --      --     --         --
Net (loss) for the year                              --  --     --     --    --        --       --    --      --     --         --
Balance - December 31, 1996                       2,500  --  2,500  1,070    --   107,000    1,500    --  10,000     --   1,024,940
Private Placement - Series 2 Preferred at $100
  per Share                                          --  --     --     --    --        --       --    --  12,500     --   1,250,000
Conversion of Series 1 Preferred Stock               --  --     --     --    --        --   (1,500)   -       --     --    (142,500)
Conversion of Series 2 Preferred Stock               --  --     --     --    --        --       --    -- (22,500)    --  (2,132,440)
Conversion of Dr. Pandey Preferred Stock and
  Debt to Equity                                     --  --     -- (1,070)   --  (107,000)      --    --      --     --         --
Private Placement - Common Stock at $.05
  per Share                                          --  --     --      --   --        --       --    --      --     --         --
Excess of Fair Market Value over Option Price of
  Non-Qualified Stock Options - First
  Quarter 1997                                       --  --     --       --  --        --       --    --      --     --         --
Excess of Fair Market Value over Option Price of
  Non-Qualified Stock Options - Third
  Quarter 1997                                       --  --     --      --  --        --       --    --      --      --         --
Net (loss) for the nine months ended
September 30, 1997                                   --  --     --       --  --        --       --    --      --     --         --

  Balance - September 30, 1997                   $2,500 $-- $2,500   $   -- $--  $     --  $    --  $ --   $    --  $--  $      --

See Accompanying Notes to Consolidated Financial Statements.


XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
-------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
-------------------------------------------------------------------------------


                                                                    Xechem, Inc.      Xechem International  Additional     (Deficit)
                                                                   Common Stock          Common Stock       Paid in      Accumulated
                                                                                                             Capital        During
                                                                  # of      Par       # of        Par                   Development
                                                                  Shares    Value     Shares      Value      Common         Stage

Common Stock issued in exchange for equipment
  in March 1990 at no par value                                      100  $ 125,000          --       $--  $        --  $        --
Capital contributions April 1990                                      --         --          --        --      170,000           --
Net (loss) for the period from March 15, 1990 (date
  of inception) to December 31, 1990                                  --         --          --        --           --     (159,271)
Balance - December 31, 1990                                          100    125,000          --        --      170,000     (159,271)
Capital contributions July 1991                                       --         --          --        --       95,971           --
Capital contributions September 1991                                  --         --          --        --       50,172           --
Capital contributions October 1991                                    --         --          --        --       25,000           --
Net (loss) for the year ended December 31, 1991                       --         --          --        --           --     (159,271)
Balance - December 31, 1991                                          100    125,000          --        --      341,143     (516,661)
Capital contributions                                                 --         --          --        --       95,000           --
Net (loss) for the year ended December 31, 1992                       --         --          --        --           --     (487,301)
Balance - December 31, 1992                                          100    125,000          --        --      436,143   (1,003,962)
Net (loss) for the year ended December 31, 1993                       --         --          --        --           --     (819,816)
Balance - December 31, 1993                                          100    125,000          --        --      436,143   (1,823,778)
Reorganization                                                      (100)  (125,000)  4,370,500        43   13,840,487           --
Net Proceeds from Initial Public Offering - First Quarter
  1994, at $5.00 Per Unit Less Issuance Cost                          --         --   1,150,000        12    4,542,670           --
Excess of Fair Market Value over Option Price of
  Non-Qualified Stock Options - Third Quarter 1994                    --         --     105,000         1        1,049           --
Excess of Fair Market Value over Option Price of
  Non-Qualified Stock Options - Fourth Quarter 1994                   --         --     105,000         1       50,060           --
Net (loss) for the year ended December 31, 1994                       --         --          --        --           --           --
Balance - December 31, 1994                                           --         --   5,730,500        57   18,870,409  (16,139,971)
Private Placement - Common Stock at
  $3.00 Per Share, Less Issuance Cost                                 --         --     118,778         2      388,887           --
Excess of Fair Market Value over Option Price of
  Non-Qualified Stock Options - First Quarter 1995                    --         --      30,000        --      328,125           --
Excess of Fair Market Value over Option Price of
  Non-Qualified Stock Options and issuance of
  Apotex stock Second Quarter 1995                                    --         --     674,700         7      980,806           --
Excess of Fair Market Value over Option Price of
  Non-Qualified Stock Options - Third Quarter 1995                    --         --      24,500        --     (260,612)          --
Excess of Fair Market Value over Option Price of
  Non-Qualified Stock Options - Fourth Quarter 1995                   --         --       5,000        --       40,624           --
Net (loss) for the year ended December 31, 1995                       --         --          --        --           --   (3,133,348)
Balance - December 31, 1995 - Forward                                 --  $      --  $6,583,478        66  $20,348,239 $(19,273,319)


XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
-------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
-------------------------------------------------------------------------------


                                                                  Xechem, Inc.              Xechem Int.     Additional    (Deficit)
                                                                   Common Stock            Common Stock      Paid in     Accumulated
                                                                                                             Capital        During
                                                                   # of    Par         # of         Par                 Development
                                                                   Shares Value      Shares       Value      Common         Stage


Balance - December 31, 1995 - Forwarded                              --  $      --   6,583,478       $66  $20,348,239  $(19,273,319)
 Private Placement - Common Stock at
  $3.00 Per Share, Less Issuance Costs                               --         --     163,333         1       52,784           --
Private Placement - Petron at $.38 per Share                         --         --     260,000         1      100,000           --
Private Placement - Series 1Preferred Stock
  at $100 per Share, Less Issuance Cost                              --         --      12,500        --       28,125           --
Private Placement - Series 2 Preferred Stock
  at $100 per Share, Less Issuance Cost                              --         --          --        --           --           --
Conversion of Preferred Stock                                        --         --   1,673,583        16    1,966,840           --
Conversion of Debt to Equity at $25 Per Share                        --         --   1,477,745        15      369,422           --
Excess of Fair Market Value over Option Price of
  Non-Qualified Stock Options - Second Quarter 1996                  --         --       2,000        --        4,625           --
Excess of Fair Market Value over Option Price of
  Non-Qualified Stock Options - Third Quarter 1996                   --         --         600        --          564           --
Excess of Fair Market Value over Option Price of
  Non-Qualified Stock Options - Fourth Quarter 1996                  --         --      51,600         1       13,205           --
Cancellation of Apotex Stock                                         --         --     (75,000)       --           --           --
Ocean Marine Settlement at $1.31 per Share                           --         --      25,000        --       32,812           --
Net (loss) for the year                                              --         --          --        --           --   (3,174,205)
Balance - December 31, 1996                                          --         --  10,174,839       100   22,916,616  (22,447,524)
Private Placement - Series 2 Preferred at $100
  per Share                                                          --         --          --        --           --           --
Conversion of Series 1 Preferred Stock                               --         --     120,000         1      142,499           --
Conversion of Series 2 Preferred Stock                               --         --  45,000,000       450    2,131,180           --
Conversion of Dr. Pandey Preferred Stock and
  Debt to Equity                                                     --         --  21,088,000       211    1,317,797      (22,946)
Private Placement - Common Stock at $.05 per Share                   --         --  42,320,000       424    2,115,576           --
Excess of Fair Market Value over Option Price of
  Non-Qualified Stock Options - First Quarter 1997                   --         --     125,000         1       31,249           --
Excess of Fair Market Value over Option Price of
  Non-Qualified Stock Options - Third Quarter 1997                   --         --         600        --          246           --
Net (loss) for the nine months ended September 30,
  1997                                                               --         --          --        --           --   (2,538,494)



See Accompanying Notes to Consolidated Financial Statements.




See Accompanying Notes to Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]



XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]


                                                                                        Cumulative
                                                                                         Period From
                                                                                          March 15,
                                                                                        1990 [Date of
                                                                Nine months ended       Inception] to
                                                                -----------------      --------------
                                                                 September 30,          September 30
                                                                 -------------          ------------
                                                             1 9 9 7       1 9 9 6         1 9 9 7
                                                             -------       -------         -------
Operating Activities:
   Net (Loss)                                             $(2,538,494)   $(2,300,558)   $(24,986,018)
                                                          -----------    -----------    ------------
   Adjustments to Reconcile Net (Loss) to Net Cash
       Provided (Used) by Operating Activities:
       Depreciation                                       $   129,600    $    92,068    $    351,651
       Amortization                                             9,000         56,770         397,719
       Loss on Sale of Assets                                      --             --            (391)
       Interest and Compensation Expense
       in Connection with Issuance of Equities                 30,240         62,501      14,243,740

   Changes in Assets and Liabilities
       (Increase) Decrease in:
        Inventory                                            (251,559)      (471,248)     (1,621,229)
        Prepaid Expenses                                       35,421         85,704        (100,730)
        Other Current Assets                                 (129,998)        47,390        (161,459)
        Deposits                                                   --         (1,650)        (22,167)
        Organizational Costs                                       --             --         (13,828)
        Other Assets                                               --          2,250          (1,592)

       Increase (Decrease) in:
        Accounts Payable                                     (342,487)       (85,076)        262,337
        Accrued Interest Payable                               10,258         66,663          94,696
        Accrued Expenses                                      (42,488)       (21,540)        166,722
                                                          -----------     ----------    ------------

       Total Adjustments                                  $  (552,013)   $ ($166,168)   $ 13,595,469
                                                          -----------    -----------    ------------

   Net Cash (Used) by Operating
       Activities - Forward                               $(3,090,507)   $(2,466,726)   $(11,390,549)
                                                          -----------    -----------    ------------

Investing Activities:
   Patent Issuance Costs                                  $  (168,383)   $  (101,067)   $   (421,682)
   Purchases of Equipment and
       Leasehold Improvements                                (267,783)      (188,618)     (1,903,194)
   Proceeds from Sale of Asset                                     --             --          26,700
   Purchase of Marketable Securities                               --             --      (1,476,449)
   Proceeds from Sale of Marketable Securities                     --             --       1,476,449
                                                          -----------    -----------     -----------

   Net Cash (Used) by Investing
       Activities - Forward                               $ (436,166)    $  (289,685)    $(2,298,176)

See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]



                                                                                 Cumulative
                                                                                Period From
                                                                                 March 15,
                                                                               1990 [Date of
                                                     Nine months ended         Inception] to
                                                       September 30,             Sept. 30,
                                                 1 9 9 7        1 9 9 6           1 9 9 7
                                                 -------        -------           -------
   Net Cash (Used) by Operating
       Activities - Forwarded                    $(3,090,507)   $(2,466,726)   $(11,390,549)
                                                 -----------    -----------    ------------

   Net Cash (Used) by Investing
       Activities - Forwarded                    $  (436,166)   $  (289,685)   $ (2,298,176)
                                                 -----------    -----------    ------------

Financing Activities:
   Proceeds from Note Payable - Bank             $        --    $        --    $   (390,000)
   Proceeds from Related Party Loans                      --        155,000       1,294,582
   Proceeds from Borrowings Under
       Line of Credit                                     --             --       1,365,000
   Proceeds from Notes Payable - Others                   --             --         445,000
   Proceeds from Interim Loans                        57,000         55,000       1,027,295
   Proceeds from Bridge Financing                         --        265,000         640,000
   Capital Contribution                                   --             --          95,000
   Payments on Interim Loans                              --        (55,000)       (305,000)
   Payments on Notes Payable - Others                     --             --        (520,000)
   Payment on Stockholder Loans                           --             --        (207,037)
   Payment of Line of Credit                              --             --        (975,000)
   Proceeds from Issuance of
       Common Stock                                2,116,000        102,785       7,200,343
   Proceeds from Issuance of Class C
       Series 1 Preferred Stock                           --      2,109,357       2,109,357
   Proceeds from Issuance of Class C
       Series 2 Preferred Stock                    1,249,190             --       2,131,630
   Proceeds from Exercise of Options                   1,256             26          10,240
   Proceeds from Minority Interest                        --         50,000              --
                                                  ----------      ---------     -----------


   Net Cash - Financing Activities                $3,423,446     $2,682,168    $ 13,921,410
                                                  ----------     ----------     -----------

   Net Increase (Decrease) in Cash
       And Cash Equivalents                      $ (103,227)     $  (74,243)   $    232,685

Cash and Cash Equivalents -
   Beginning of Periods                             335,912         125,067              --
                                                 ----------      ----------    ------------
   Cash and Cash Equivalents -
       End of Periods                            $  232,685      $   50,824    $    232,685
                                                 ==========      ==========    ============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
       Interest - Related Party                  $       --       $  20,641    $    104,992
       Interest - Other                          $       --       $   2,347    $    133,818
       Income Taxes                              $       --       $      --    $         --

See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]




Supplemental Disclosure of Non-Cash Investing and Financing Activities:

A total of 125,000 stock options, issued to the holder of notes payable, were exercised at a nominal price during the nine months ended September 30, 1997. The difference between the fair market value of the Common Stock at the time of exercise and the amount paid was charged to compensation expense.

In accordance with the terms of the Stock Plan (see Note 4), 600 and 2,600 options were exercised at a nominal price during each of the nine months ended September 30, 1997 and September 30, 1996, respectively. The difference between the fair market value of the Common Stock at the time of exercise and the amount paid was charged to compensation expense.

In March 1996, the Company received a gap loan of $400,000 from an entity, which contemplated the conversion of the principal amount of the loan to Class C Series 1 Preferred Stock with interest on the loan payable in 12,500 shares of the Company's Common Stock. This transaction was completed on April 16, 1996.

In May 1996, the Company entered into a settlement agreement with Ocean Marine Services ("Ocean Marine"). The lawsuit was settled by an agreement with the Company to make a cash payment o $115,000 and issue 25,000 shares of unregistered Common Stock to Ocean Marine.

On August 29, 1996, the Company and its wholly-owned subsidiary, XetaPharm, Inc., entered into a Memorandum of Understanding with Petron International, Inc. The Company's minority interest in XetaPharm, Inc. incurred a loss of $3,600 for the month of September, 1996.

As a result of these various agreements and transactions, the Company's statement of operations reflects non-cash interest and compensation expense of $30,240 for the nine months ended September 30, 1997 and $62,501 for the nine months ended September 30, 1996.

See Note 5 in accompanying financial statements.

See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]


   [1] Significant Accounting Policies

   Significant accounting policies and other matters of Xechem
   International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc. and XetaPharm, Inc. (collectively the ACompany@), are set forth in the financial statements for and as of the year ended
   December 31, 1996 included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

   [2] Basis of Reporting

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
   Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring item) which are considered necessary for a fair presentation of the consolidated financial position of the Company at September 30, 1997 and the consolidated results of its operations for the three months and nine months ended September 30, 1997 and 1996 and for the cumulative period from March 15, 1990 (date of inception) to September 30, 1997 and its cash flows for the nine months ended September 30, 1997 and 1996 and for the cumulative period from March 15, 1990 (date of inception) to September 30, 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company=s Form 10-KSB for the year ended December 31, 1996. The results of operations for the nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for a full year.

   [3] Loss per Share

   Loss per share amounts are based on the weighted average number of shares outstanding. Shares issuable upon the exercise of stock options are excluded from the computation since the effect on the net loss per common share would be anti-dilutive. The holders of Class B 8% Preferred Stock and Class C Series 1 Preferred Stock are entitled to cumulative dividends on the $100 per share liquidation preference at the rate of 8% per annum payable quarterly. This dividend has been reflected in the computation of loss per share available to common stockholders. The Class B 8% Preferred Stock and Class C Series 1 Preferred Stock were converted into Common Stock in February and January 1997, respectively.

   [4] Stock Plan

   As a result of the exercise of 600 and 2,600 stock options during the nine months ended September 30, 1997 and September 30, 1996, respectively, the Company's statements of operations reflect a charge to non-cash compensation expense of $240 and $5,163, respectively. The offsetting amount was reflected as paid-in capital. The charge reflects the market value of the Company's Common Stock issued over the exercise price paid.

   [5] Capital Transactions

   On January 15, 1997, at a Special Meeting of Shareholders, approval was received to amend the Company=s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 to 247,000,000 and the Company subsequently amended its Certificate of Incorporation to reflect the cancellation of all the Series 1, Series 2 and Series 3 Class C Preferred Stock which had been converted into Common Stock.





On November 18, 1996, the Company entered into and closed the initial stage of a stock purchase agreement (the ABlech Purchase Agreement@) with David Blech and/or his designees (ABlech@) providing for the sale of up to 55,000 shares of Class C Series 2 Voting Cumulative Preferred Stock shares (the ASeries 2 Preferred Shares@) for a purchase price of $100 per share ($5,500,000 in the aggregate), or the underlying shares of Common Stock, over approximately nine months. Subsequent to December 31, 1996, the Blech Purchase Agreement was amended to modify the closing schedule. Through December 31, 1996, the Edward
A. Blech Trust (the ATrust@) purchased 10,000 Series 2 Preferred Shares at a price of $100 per share. In January and February 1997, the Trust purchased 12,500 Series 2 Preferred Shares for a price of $100 per share.


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

In August 1997, under the terms of the Blech Purchase Agreement, the Trust and five individuals, not otherwise affiliated with Blech, purchased 1,500,000 and 25,820,000 shares of Common Stock, respectively, at a price of $.05 per common share.

[6] Notes Payable - Other

In 1996, an individual made two loans to the Company aggregating $115,000. Those loans were evidenced by a ten percent and twelve percent (at simple interest) promissory note, respectively, each due six months from the date of the loan. The Company exercised its option to extend the loans for an additional six months and the interest rate was twelve percent (at simple interest) during this period on both loans.

In 1997, the two loans to the Company aggregating $115,000 were each extended for a period of one year at an interest rate of twelve percent (at simple interest) per annum. The accumulated interest payable on each of the loans, $5,500 and $7,800 respectively, was converted into one year promissory notes at the same interest rate.

[7] Dividends

The Company=s Class B and Class C Preferred Stock accrued cumulative dividends at varying rates. The Company had not declared payment of such accrued dividends. However, in the conversion and liquidation of the Class B Preferred Stock into Common Stock as per the Blech Purchase Agreement, Dr. Pandey received $22,946 in accumulated dividends which were converted into Common Stock.





[8] Subsequent Event

In July 1997, under the terms of the Blech Purchase Agreement, funds totaling $57,000 were received from a trust, not otherwise affiliated with Blech.
These funds have been treated as loans payable on the September 30, 1997 financial statements. Upon satisfaction of certain conditions, the funds will be applied to the purchase of 1,140,000 shares of Common Stock at a price of $.05 per share, pursuant to the Blech Purchase Agreement.

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

Results of Operations:

The Nine Months Ended September 30, 1997 vs. The Nine Months Ended September 30, 1996

      The following table sets forth certain statement of operations data of the Company for the cumulative period from inception [March 15, 1990] to September 30, 1997 and for the nine month periods ended September 30, 1997 and September 30, 1996.





                                                 Nine Months Ended          Inception to
                                                  September 30,             September 30,
                                             1997               1996             1997
                                                          (In thousands)


Revenue                                    $     30.0        $    206.2       $    605.7
Research and development expense           $  1,472.8        $  1,105.0       $  6,109.9
Rent, general and administrative expenses  $  1,091.7        $  1,295.7       $  6,256.8
(Loss) from operations                     $ (2,534.5)       $ (2,194.5)      $(11,761.0)


---------------------------
1 Some of the statements included in Item 2, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected may also not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to the forward looking statements that may be made to reflect any future events or circumstances.

     The $176,300 decrease in revenue from the nine months ended September 30, 1996 to the nine months ended September 30, 1997 was attributable to a decrease in sales of services and products. Service sales decreased by $119,600 in the nine months  ended  September  30,  1997 as  compared  to the nine months  ended
September 30, 1996. This decrease in services was the result of two non-recurring projects in the 1996 period, as compared to no comparable projects in 1997. Product sales decreased by $56,700 for the nine months ended September 30, 1997 as compared to the same period in 1996. Sales of paclitaxel for research purposes for the nine months ended September 30, 1997 decreased $74,500 as compared with the nine months ended September 30, 1996. The decrease in sales of paclitaxel was partially offset by product sales of $17,800 by the Company's subsidiary, XetaPharm, which introduced its line of over-the-counter natural health products, commonly known as nutraceuticals, in June 1996.

     The Company's research and development expenditures continue to emphasize compounds for generic anticancer, antiviral and antibiotic products which enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures increased by $367,800 to $1,472,800 or 33.3% for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This included expenditures on the development of the Company's process for producing paclitaxel of $379,700, an increase of $75,500 or 24.8% as compared to the nine months ended September 30, 1996. XetaPharm had research and development expenses of $185,900, an increase of $84,300 or 83.0%, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     Research and development costs for bleomycin decreased from $15,300 for the nine months ended September 30, 1996, to $1,500 for the nine months ended September 30, 1997. Other research and development projects, both for customers and in-house research, increased $221,800, or 26.8% to $905,200 for the nine months ended September 30, 1997, which included $120,700 for a new project to develop a cholesterol lowering compound and $53,000 for the preparation of Abbreviated New Drug Applications for three off patent drugs. The Company anticipates that research and development expenditures will continue to increase for paclitaxel, as well as the aforementioned compound and for the development of other anticancer, antiviral and memory enhancing drugs.

     Rent, general and administrative expenses decreased $204,000, or 15.7%, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1997, due primarily to the one time charge in 1996 of $150,000 for the settlement of a claim against Dr. Pandey (which the Company was obligated to finance). Legal and accounting expenses of $240,600 for the nine months ended September 30, 1997 were $10,500 or 4.6% higher than the $230,100, for the comparable 1996 period. Other general and administrative costs decreased $64,500 or 7.0% to $851,100 in 1997 compared to the same period in 1996. This included general and administrative expenses related to XetaPharm, which decreased $187,500, from the nine months ended September 30, 1996 offset by filing fees of $35,000 paid to Nasdaq for new stock registrations in the period ended September 30, 1997.

      The Company anticipates that, provided adequate funding is available to the Company, general and administrative expenses will increase as a result of expansion of its operations and marketing efforts. The Company's planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. The exact number and nature of personshired, and the Company's expenses for such persons, will depend on many factors, including the capabilities of those persons who seek employment with the Company and the availability of funding to finance these efforts.

      The Company's loss from operations totaled $2,534,500, an increase of $340,000 for the nine months ended September 30, 1997 as compared to the same period in 1996, and is primarily a result of the foregoing.

      Interest expense decreased approximately $107,600, or 91.3% to $10,300, in the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This reduction was the result of debt to equity conversions of gap financing loaned to the Company.

Liquidity and Capital Resources; Plan of Operations

      On September 30, 1997, the Company had cash and cash equivalents of $232,700, working capital of $1,509,900 and stockholder's equity of $3,649,900.

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

      In May 1995 the Company filed a Drug Master File with the Food and Drug Administration ("FDA") for the Company's facilities. The Company has completed its technology validation and filed a Drug Master File for paclitaxel in June 1997; however, it has yet to be inspected by the FDA for current Good Manufacturing Practices ("cGMPs"). The Company has sufficient inventory of raw materials to produce commercial bulk paclitaxel which has a market value of approximately $2,000,000 at current prices and anticipates, but can provide no assurances, that it will commence sales of paclitaxel in the international market in late 1998 or early 1999. Prior to commencing such sales, the Company must file for and obtain approvals from appropriate regulatory agencies in foreign jurisdictions. Additionally, to the extent the Company elects to manufacture bulk paclitaxel domestically and ship it overseas for packaging, the Company's facility must be approved for cGMP and the product must either be approved for an investigational new drug exemption (not currently so approved), or deemed in compliance with the laws of 24 industrialized "tier one" countries (not yet so approved). Otherwise, the Company can produce the product entirely overseas; however, no such arrangements have been made to date. There can be no such assurance that necessary approvals will not be delayed or subject to conditions or that the Company will be able to meet such conditions. In addition, the Company has no experience in marketing pharmaceutical products for human consumption and there can be no assurance that the Company will be able to successfully market its paclitaxel product in bulk, or be able to obtain satisfactory packaging of the product in single dosage vials from an independent manufacturer.

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

      Two other trusts, not otherwise affiliated with Blech, each purchased 5,000,000 shares of Common Stock on March 27, 1997 and Blech purchased a further 5,000,000 shares of Common Stock on April 14, 1997. On May 1, 1997, Blech sold (at his cost) his 5,000,000 shares to the two referenced unaffiliated trusts and a third unaffiliated trust. On August 1, 1997, the Trust and four other persons purchased an aggregate of 27,320,000 shares of Common Stock (including 1,500,000 shares purchased by the Trust). In October and through November 5, 1997, the Trust, a fourth unaffiliated trust, and two individuals purchased an aggregate of 2,160,000 shares of Common Stock (including 600,000 shares purchased by the Trust). Under the Blech Purchase Agreement, as amended, Blech has the right to purchase an additional 19,540,000 shares of Common Stock. Although the Company has the right to terminate further purchases as a result of the failure to meet such deadlines for such purchases, it has not exercised such right and does not presently expect to do so.

      The Company is presently substantially dependent on funds received and anticipated to be received under the Blech Purchase Agreement. Through September 30, 1997, Mr. Blech and his designees have purchased an aggregate of $4,423,000 of the total of $5,500,000 of securities subject to the Blech Purchase Agreement and purchased an additional $108,000 since that date. If Mr. Blech does not meet or cause others to meet his continuing obligations under the Blech Purchase Agreement, the Company's only remedy is to terminate Mr. Blech's future rights. In such case, the Company may be unable to obtain substitute financing, and may be unable to meet its obligations or continue its operations.

      Part II



                              OTHER INFORMATION



      Item 1.     Legal Proceedings - None



      Item 3.     Defaults Upon Senior Securities - None



      Item 5.     Other Information - None



      Item 6.     Exhibits and Reports on Form 8-K



                  (a).  Exhibits



                        None



                  (b).  Reports on Form 8-K



                        None

                      PART II OTHER INFORMATION



   On August 1, 1997, pursuant to the Blech Purchase Agreement, the Company issued a total of 26,820,000 shares of Common Stock at a purchase price of $.05 per share to five (5) investors, including the Trust. All shares, pursuant to the Blech Purchase Agreement, were offered and sold pursuant to an exemption from registration under the federal securities laws provided by the 1933 Act, and Regulation D promulgated thereunder as a non-public offering to a limited number of persons. The Company did not use any securities broker-dealers in connection with these transactions.

                              SIGNATURES





                   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   XECHEM INTERNATIONAL, INC.







    Date:   November 13, 1997



                                        /s/  Ramesh C. Pandey

                                        Ramesh C. Pandey, Ph.D.

                                        President/Chief Executive Officer/Chief
                                        Accounting Officer