Form 10KSB
period 1997-12-31
XECHEM INTERNATIONAL INC
filed 1998-07-29
CIK 919611

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   Form 10-KSB

[ X ]            ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT of 1934
                   For the fiscal year ended December 31, 1997

[    ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

                         Commission File Number 0-23788

                           XECHEM INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

        Delaware                                        22-3284803
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey    08901
          (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:                                 (732) 247-3300

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

    State issuer's revenues for its most recent fiscal year.  $ 114,187

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $10,538,700 as of March 31 , 1998.

    The number of shares outstanding of the Company's Common Stock was 119,870,839 as of March 31, 1998.

                                      INDEX

                                                                         Page
PART I
      Item 1.  Description of Business....................................01
      Item 2.  Description of Property....................................26
      Item 3.  Legal Proceedings..........................................26
      Item 4.  Submission of Matters to a Vote of Stockholders............26

PART II
      Item 5.  Market for Common Equity and Related Stockholder Matters...27
      Item 6.  Management's Discussion and Analysis.......................29
      Item 7.  Financial Statements.......................................34
      Item 8.  Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure...................................35

PART III
      Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..........36
      Item 10. Executive Compensation.....................................37
      Item 11. Security Ownership of Certain Beneficial Owners and
               Management.................................................40
      Item 12. Certain Relationships and Related Transactions.............41
      Item 13. Exhibits and Reports on Form 8-K...........................43


SIGNATURES



                                       (i)

                                     PART I

Item 1.  Description of Business1

General

         Xechem International, Inc. ("Xechem" or the "Company") owns all of the capital stock of Xechem, Inc, a development stage bio-pharmaceutical company currently engaged in research, development, and the limited production of niche generic and proprietary drugs from natural sources. The Company is engaged primarily in applying its proprietary extraction, isolation and purification technology to the production and manufacture of paclitaxel (commonly referred to in scientific literature as "Taxol(TM)," a registered trademark of Bristol-Myers Squibb Company ("Bristol Myers")). Paclitaxel is an anti-cancer compound used for the treatment of refractory ovarian and breast cancers and Kaposi sarcoma. The Company has successfully isolated greater than 97% pure paclitaxel (less than one kilogram), and is preparing dosage forms of paclitaxel for stability testing and submission of an Abbreviated New Drug Application ("ANDA") to the Food and Drug Administration ("FDA"). The Company has submitted to the FDA a Drug Master File ("DMF") for the facility and the bulk paclitaxel product. The Company has also filed a number of patents on paclitaxel and its second generation analogs to the U.S. Patent and Trademark Office and internationally.

         In addition to the Company's focus on the development and production of paclitaxel, the Company has continued and will continue to apply its expertise to research and develop other niche compounds, such as bleomycin and mitomycin, which are difficult to replicate and no longer enjoy patent protection, but experience limited competition. The Company has also focused certain of its research and development efforts on the development of drugs from sources derived from Chinese and Indian traditional medicinal plants in the anti-cancer, anti-fungal, anti-viral (including anti-AIDS), anti-inflammatory, anti-aging and memory enhancing areas. Some of these efforts are performed in collaboration with the National Cancer Institute ("NCI") and the National Institutes of Mental Health ("NIMH").

         The Company has an affiliate office, Xechem (Europe) U. Stift, in Copenhagen, Denmark for European operations and a subsidiary, Xechem (India) Pvt., Ltd., in New Delhi, India.

         The Company has also established a subsidiary, XetaPharm, Inc. ("XetaPharm"), to develop and market over-the-counter natural products such as GinkgoOnce(TM), GarlicOnce(TM), GinsengOnce(TM), Gugulon(TM), Melatonin and
DHEA. To date, XetaPharm has had only limited operations and sales. See "XetaPharm" below.


         1 Some of the statements included in Item 1, Description of Business, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates,: "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligations to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

         Readers should carefully review the items included under the subsection Risks Affecting Forward Looking Statements and Stock Prices as they relate to forward looking statements as actual results could differ materially from those projected in the forward looking statement.

Recent Developments

Blech Stock Purchase Agreement

         On November 18, 1996, the Company entered into and closed the initial stage of a Stock Purchase Agreement (the "Blech Purchase Agreement") with David Blech or his designees ("Blech") providing for the sale of up to 55,000 shares of Class C Series 2 Voting Cumulative Preferred Stock (the "Series 2 Preferred Shares") for a purchase price of $100 per share ($5,500,000 in the aggregate), or the underlying shares of Common Stock, over approximately nine months. At the initial closing, The Edward A. Blech Trust (the "Trust") purchased 5,000 Series 2 Preferred Shares for $500,000. The Trust purchased an additional 5,000 Series 2 Preferred Shares on December 30, 1996; 5,000 Series 2 Preferred Shares on January 8, 1997; and 7,500 Series 2 Preferred Shares on February 7, 1997. The Blech Purchase Agreement was amended, effective March 27, 1997, to modify the dates for closing of other purchases of portions of the shares issuable thereunder. Pursuant to the Blech Purchase Agreement, on February 7, 1997, Dr. Ramesh Pandey, the Company's Chairman and Chief Executive Officer, exchanged certain indebtedness owed by the Company to him and the 1,070 shares of Class B Preferred Stock of the Company held by him for 12,144 shares of Series 3 Preferred Shares. Pursuant to their terms, effective February 8, 1997, the then outstanding 22,500 Series 2 Preferred Shares and 12,144 Series 3 Preferred Shares were converted into 45,000,000 and 19,430,400 shares of Common Stock, respectively. For the period March 28, 1997 through December 31, 1997, The Edward Blech Trust purchased 2,300,000 shares of Common Stock and 15 other assignees purchased 48,320,000 shares of Common Stock, which included two affiliated individuals who purchased 1,960,000 shares of Common Stock, two trusts, not otherwise affiliated with Blech, each purchased 5,000,000 shares of Common Stock on March 27, 1997 and a Blech purchase of 5,000,000 shares of Common Stock on April 14, 1997. On May 1, 1997, Blech sold (at his cost) his 5,000,000 shares to the two referenced unaffiliated trusts and a third unaffiliated trust. To date, cash payments of $5,500,000 have been made under the Blech Purchase Agreement and 110,000,000 shares of Common Stock have been or will be issued thereunder.

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

         The Company filed an appeal of the delisting with the Nasdaq Listing and Hearing Review Committee and was notified that the Hearing Review Committee affirmed the decision to delist the Company's securities from the Nasdaq SmallCap Market. In September 1997, the Company filed an appeal to the U.S. Securities and Exchange Commission and has not yet been notified when a decision will be announced concerning this matter.

Paclitaxel and Other Anti-Cancer Agents

Paclitaxel

         Paclitaxel was developed through a program sponsored by the National Cancer Institute ("NCI") in which over 35,000 plant species were tested for anti-cancer activity. One of the plant extracts (the bark of Taxus brevifolia, commonly known as Western Yew) led to the isolation and discovery of paclitaxel. Paclitaxel has a unique anti-cancer action which blocks the replication of cancer cells. Bristol-Myers' formulation of paclitaxel (marketed under the trade name "Taxol(TM)") was first approved in the United States, Canada, and other countries for use against refactory ovarian and breast cancers in patients who have failed to respond to initial chemotherapy. In 1997, it was approved for Kaposi sarcoma. Paclitaxel has also shown activity against a wide variety of cancers in animals, and has been shown to be effective in humans against non-small-cell lung cancer, skin cancer and colon cancer.

         An established market exists for paclitaxel which the Company believes currently exceeds $900,000,000 per year. Additionally, as clinical experience grows, paclitaxel is expected to be approved for use in lung, head and neck cancers. Paclitaxel is also used in combination with other chemotherapy and as a sensitizer to radiation therapy. The Company believes that significant market expansion can be expected in the near term and a number of competitors produce or are developing processes to produce paclitaxel.

         The Company has isolated limited quantities (less than one kilogram) of greater than 97% pure paclitaxel which it intends to utilize in its efforts to obtain regulatory approval in the United States and foreign jurisdictions for the sale of the compound. Under the Waxman-Hatch amendment to the Food, Drug and Cosmetic Act of 1984, a five-year period of marketing exclusivity is granted to any firm which develops and obtains FDA approval of a non-patentable new molecular entity, to compensate the firm for development efforts on such non-patentable molecular entities. In connection with its development of paclitaxel, Bristol-Myers was granted such a period of marketing exclusivity, which was to expire on

December 29, 1997, but has been extended for an additional four year period. The Company intends to submit an ANDA for paclitaxel during the year 1999. The Company estimates, but can provide no assurances, that FDA approval of an ANDA for paclitaxel will take six to twenty-four months. At such time as the Company has such data, it intends to apply for regulatory approval to market paclitaxel in certain foreign countries. In addition, although there can be no assurances, the Company is considering the possibility of selling paclitaxel as "bulk raw material," processed to 97% or greater purity, but not formulated and packaged into single dosage sizes. Such sales, however, are not expected to be significant. Management believes that obtaining regulatory approval to market and distribute paclitaxel in such foreign markets will require a significantly shorter period of time than would be required in the United States, but can offer no assurance thereof. See "Government Regulation."

         In cooperation with researchers at the University of Texas MD Anderson Cancer Center ("MD Anderson"), Xechem has developed a new formulation of paclitaxel which does not contain Cremophor(TM) and ethanol. Xechem believes it may ultimately have significant commercial potential. In the second quarter of 1997, Xechem obtained a license from MD Anderson and the Board of Regents of the University of Texas (the "UT Board") for the rights to such formulation. Under the license, Xechem has the exclusive, worldwide rights to MD Anderson's and the UT Board's patent and other rights, except for certain rights of the US government and the rights of MD Anderson and the UT Board to use such rights for educational purposes. Xechem may lose the rights to such technology in countries in which it does not commence activities within five years from the date of the license. Under the license agreement, Xechem would pay MD Anderson certain milestone and similar payments, as well as a royalty of 4% of Xechem's sales of the new formulation use of paclitaxel. Xechem would also pay to MD Anderson a percentage of amounts received by Xechem from sublicensees, if any.

Bleomycin

         The Company has also focused its research and development efforts on developing the technology to produce bleomycin, an anti-cancer compound for which patent protection has expired, but for which there are currently limited sources of supply due to the difficulty of replicating the technology. Bleomycin is a fermentation product. The Company has developed a process to produce pure bleomycins, Bleomycin A2 and B2. Commercial bleomycin is a mixture of A2 and B2 in a fixed proportion. The Company has the capability of formulating bleomycin in various proportions and has made this available to research institutions for sale in limited quantities. The Company commenced development efforts for the use of bleomycin on humans, with a view toward submission of an ANDA. However, such efforts were substantially suspended pending funding. The Company anticipates that when additional funding is received, the Company will restart this project.

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

         The original Apotex Agreements contemplated an extended (99-year) joint production, warehousing and marketing arrangement through Apotex's distribution network for paclitaxel and bleomycin, as well as possible other products. Pursuant to the original Apotex Agreements, among other things, Apotex was to provide certain funding for research and development of paclitaxel and bleomycin, and the Company was to issue certain securities to Apotex, including 100,000 shares of Common Stock and warrants to purchase 500,000 shares of Common Stock, which shares and warrants were issued in February 1995. The shares issued to Apotex were subsequently publicly registered by the Company.
However, Apotex did not provide any funding to the Company.

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

         Master   agreements   are  issued   competitively   based  on  criteria
established by the NCI for each proposed agreement. Receipt of a master agreement does not constitute an award of a specific project, nor a grant of specific funding, to the recipient. Rather, the master agreements qualify the recipient to be one of a very small number (generally three to five) of applicants for projects within the scope of the master agreement. To date, the Company has not received any funding from these agreements, which will expire in 1998.

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

         Through a detailed investigation of traditional Chinese medicinal plants and herbs, Indian Ayurvedic medicines and Western pharmacological literature, the Company has selected over 600 natural products, extracts, semi-synthetic and synthetic compounds for further research and development in the areas of anti-cancer, anti-viral (including AIDS) and anti-inflammatory, cholesterol-lowering, and anti-aging/anti-senescence agents.

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

Xechem (Europe) U. Stift

         In 1997, the Company formed an affiliate, Xechem (Europe) U. Stift, with its office in Copenhagen, Denmark. The purpose of this division is to seek out potential business partners in Europe to form strategic alliances for the development, manufacturing and marketing of pharmaceutical and nutraceutical products. This has resulted in negotiations with two companies to license production, marketing and selling of bulk and injectable paclitaxel.

         The companies will be responsible for the registration of injectable paclitaxel in their respective countries. Xechem will also grant a license to the companies to manufacture and sell Xechem's patented new paclitaxel analogs as well as a new paclitaxel formulation without Cremophor(TM) or ethanol. In return, Xechem will be cross-licensed by the companies to produce, market and sell certain key pharmaceutical products in the United States and India. Xechem will be responsible for the registration of these products with the FDA. The aggregate market for these products currently exceeds $1,000,000,000.

XetaPharm

         The Company established XetaPharm in 1996 to bridge the gap between pharmaceuticals and nutraceuticals. XetaPharm's principal business objective is to develop "quality" nutraceutical products for the consumer market. Based on meetings between the Office of Alternative Medicine ("OAM"), a part of NIH, and FDA, which were attended by Company scientists, the Company determined that its technological strength and agreements with Chinese and Indian institutions could assure the introduction of quality nutraceutical products. The Company has established a "Gold Leaf" Trademark for these products.

         XetaPharm is developing a limited line of over-the-counter natural products (not requiring FDA approval) for sale through direct consumer sales, health food outlets and distribution companies. The Company has selected several products to be manufactured by contract manufacturers under XetaPharm trademarks. The emphasis of the products will be the natural health benefits. Initial marketing efforts commenced in the second quarter of 1996. XetaPharm has introduced six products, to date: GarlicOnce(TM); GingkoOnce(TM); GinsengOnce(TM); Gugulon(TM); melatonin; and DHEA. The Company has designed a time release component for the first three of these products, reducing the number of pills that must be taken. There can be no assurances as to the level of success for this program. XetaPharm's marketing efforts and sales have been limited, due to the financial constraints of the Company. The Company is evaluating its long term commitment which includes continued investment in sales and marketing, limited investment to product development for other companies or divestiture of XetaPharm.

Technical and Consulting Services

         In addition to its research, development and production activities, the Company, to a limited extent, provides technical and consulting services to pharmaceutical and chemical product companies, as well as to companies in the food, cosmetic, and household product industries. The Company's microbiologists can perform tests such as potency assays for antibiotics and vitamins, microbial counts for pharmaceuticals, water, cosmetics and toiletries, and mutagenic studies of pharmaceuticals. The Company's chemists can provide tests such as infrared, ultraviolet and gas chromatography analysis of pharmaceuticals, chemical analysis of vitamins, and high performance liquid chromatography
("HPLC") analysis of pharmaceuticals and cosmetics. Many of these tests are standardized tests required to obtain approval of products by FDA or the U.S. Environmental Protection Agency ("EPA").

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

Other Areas

Small Business Innovative Research

         To obtain funding from alternative sources, the Company is actively submitting Small Business Innovative Research ("SBIR") Phase I grant proposals to various government agencies for certain of its drug development research projects. A governmental agency may award a firm up to a maximum of $100,000 for SBIR Phase I work for six months. From various proposals made in 1996, the Company had received an award of $86,700 for a research project related to screening paclitaxel plant cell cultures entitled Enhanced Xechem Integrated Screening Techniques (EXIST(TM)). The Company received no awards in 1997.

Hexoid Plate

         The Company has developed, under a SBIR Phase I grant in 1992 from the National Aeronautics and Space Administration ("NASA"), a microbial diagnostic Hexoid(R) plate assay useful in rapid screening of microbial infections and antibiotic activity. The test allows a researcher to conduct several different tests simultaneously and inexpensively. This test, used in evaluating microbial infections, could replace bulky, cumbersome and expensive laboratory testing equipment presently in use. The Company believes that applications exist in identification and characterization of microorganisms in clinical and veterinary specimens (e.g. urine, blood, sputum), in water samples, in cosmetics and for pesticide detection and biocide evaluation.

         The Company has received a Notice of Allowance from the U.S. Patent and Trademark Office for its patent applications relating to the Hexoid(R) plate. See "Patents and Proprietary Technology" below. Further development will be required before the Hexoid(R) plate can be marketed. There can be no assurance as to whether or when the Company will be able to market the Hexoid(R) plate successfully.

Manufacturing

         The Company conducts its pilot-scale manufacturing of its potential products (other than nutraceuticals) under current Good Manufacturing Practices ("cGMP"). Management believes that its in-house pilot plant facility has adequate capacity to manufacture a limited quantity of bulk drugs for sale. The Company also plans to continue its in-house manufacturing of bulk paclitaxel for sale abroad, once necessary stability testing is completed, subject to compliance with applicable regulatory requirements. It is anticipated that no such sales will be made prior to the fourth quarter of 1999, although there can be no assurance that any such sales will occur. The Company has submitted a drug master file for the facility with the FDA and anticipates submitting the facility for certification of its cGMP during the second half of 1998. Such certification is a necessary precondition to production of paclitaxel and other pharmaceutical products for sale in the United States market. See "Paclitaxel and Other Anti-Cancer Agents" above.

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

         XetaPharm products are currently produced to Company specifications by a contract manufacturer. If XetaPharm's sales volume increases sufficiently and financing is available on terms satisfactory to the Company, the Company may consider establishing its own manufacturing site.

Marketing

         The Company's initial potential products are targeted at the anti-cancer, anti-viral, and antifungal markets. Although there can be no assurances, the Company anticipates selling paclitaxel, as well as possibly certain other compounds, primarily in Europe (see Xechem (Europe) U. Stift), initially due to the possibly fast timetable in which to obtain regulatory approval for sale of such products. To date, no regulatory submissions have been made; however, a submission for paclitaxel is anticipated to be made in select European markets in the first half of 1999. The Company is seeking corporate alliances with large pharmaceutical companies for some of its programs in order to take advantage of such companies' abilities to reach broad-based markets. There can be no assurance that the Company will be able to enter into such collaborative agreements. If the Company decides to conduct any direct marketing of its potential products, there can be no assurance that the Company will be successful in establishing a successful in-house marketing and sales force or that sufficient financing will be available to develop its marketing and sales capabilities.

         XetaPharm sells its nutraceutical product line through health food stores, pharmacies and a distributor. The marketing of these products is through print, radio and television advertising and trade publications. XetaPharm has no in-house marketing and sales force at this time and is seeking to establish alliances with more distributors, as well as marketing firms, to promote its product line. The Company may in the future co-market these products with established marketing organizations and/or provide some of these products on a private label basis.

Patents and Proprietary Technology

         The Company's policy is to seek patent protection aggressively and enforce all of its intellectual property rights. Dr. Pandey was issued a patent in 1992 for purifying Dermostatin A and B, the rights to which have been assigned to the Company. A second patent, related to the method for separating and purifying antifungal polyene macrolide antibiotics, was granted to Dr. Pandey in 1993 and assigned by Dr. Pandey to the Company. The Company has received a Notice of Allowance from the U.S. Patent and Trademark Office for its patent application relating to the Hexoid(R) plate. The Company has also filed several United States patent applications and foreign counterparts in the areas of paclitaxel isolation and purification, paclitaxel analogs and plant tissue culture (which also will be assigned to the Company).

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

Trademarks

         The Company maintains trademark rights to Xechem(R) and Hexoid(R) and may adopt other trademarks for its potential products. The Company had planned to market paclitaxel under the trademark Paxetol(TM). Registration of Paxetol(TM) in United States and Canada has been opposed by Smithkline Beecham P.L.C. ("SKB") based on SKB's registered Paxil(R) mark for use with a dissimilar product. In order to avoid this conflict, the Company will select a new name for the United States and Canada, but will retain the trademark Paxetol(TM) for other countries. The Company may seek to register other existing or future trademarks. The Company is not aware of any competitive uses of trademarks similar to the Company's existing trademarks, other than as claimed by SKB, which may interfere with the Company's use of its trademarks.

         XetaPharm maintains trademark rights to GarlicOnce(TM), GinsengOnce(TM) and GinkgoOnce(TM), for which federal registration is being sought. XetaPharm may adopt other trademarks for use with its potential products. The Company has been advised by a foreign company that it claims prior use of the trademark "Zetapharm" and the Company is evaluating whether it will continue doing business with this name.

Raw Material Supply

         Initially, the Company obtained the raw material for paclitaxel from domestic sources. In September 1994, the Company entered into a three-year agreement with Guizhou Fanya Pharmaceutical Co. Ltd. ("Guizhou") for Guizhou to supply to the Company partially processed raw material for paclitaxel. Pursuant to that Agreement, the Company purchased 2.5 kilograms of at least 50% crude paclitaxel (i.e., paclitaxel already extracted from the bark) from Guizhou during 1995 and 2.5 kilograms in 1996. The Company's obligation was to purchase a minimum of four kilograms in the year 1996 and four kilograms in the year 1997. Due to its financial condition, the Company was unable to make the minimum purchases. Guizhou has agreed to continue to work with the Company as a supplier of crude paclitaxel. Guizhou provided the Company with the necessary material to prepare the Drug Master File ("DMF") for submission to the United States FDA establishing the origin and processing of the raw material which the Company needed in connection with its preparation of an ANDA on paclitaxel and for its compliance files once it engages in production of the drug. Guizhou has provided such materials exclusively to the Company during the term of the agreement. The Company is not obligated to make any minimum purchases after it fulfills its initial purchase obligation; however, if the Company purchases at least twelve kilograms of crude paclitaxel within the initial three-year term of the agreement, the Company will have the right to extend the agreement for an additional three-year period.

         Should the agreement with Guizhou be terminated or not extended, the Company may not be able to purchase sufficient quantities of paclitaxel pursuant to the Guizhou agreement to meet its current needs, or if the Company determines to produce paclitaxel in larger quantities than presently planned, the Company has located additional suppliers in China and one supplier in India for the crude paclitaxel material or its precursor. The Company currently imports the plant materials for its products under development primarily from the People's Republic of China and India. A continued source of plant supply from the
People's Republic of China and India, as well as a supply of the raw material for paclitaxel, is subject to the risks inherent in international trade. Those risks include unexpected changes in regulatory requirements, exchange rates, tariffs and barriers, difficulties in coordinating and managing other foreign operations, potentially adverse tax consequences and possible problems associated with DMF data. There can be no assurance of a continual source of supply of these materials. Interruptions in supply or material increases in the cost of supply could have a material adverse effect on the Company's financial condition and results of operations.

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

         The Company currently also receives a supply of plant extracts from India through an agreement with the International Institute of Ayurveda ("IIA"). Dr. Pandey and his brothers incorporated a corporation in India ("Xechem India") which is seeking to obtain contracts for dependable supplies of plants and other raw materials from India. Based on its discussions with Indian sources for such materials, the Company believes that an Indian corporation will be able to obtain such contracts on significantly better terms than would a United States-based corporation. Xechem India may also conduct certain research, manufacturing, and marketing activities in India. Dr. Pandey has transferred his interest in Xechem India to the Company in exchange for the Company's reimbursement to him of the organizational expenses (approximately $5,000). The Company does not currently intend to invest significant additional amounts in Xechem India. It is anticipated that Xechem India will seek financing from Indian sources, including, in particular, individuals or organizations which will be active in Xechem India's business, which may dilute the Company's interest in Xechem India. It is anticipated that Xechem India will make available to the Company the materials Xechem India obtains. The Company has adopted a policy that all transactions with affiliates shall be on terms no less favorable to the Company than could be obtained from an unaffiliated party and must be approved by a majority of the Company's independent directors. Such policy specifically applies to any transaction between the Company and Xechem India if and so long as Dr. Pandey or any of the members of his immediate family own 10% or more of the capital stock of Xechem India. However, if the Company does not control Xechem India, there can be no assurance that Xechem India will make such materials available to the Company, or that it will not make such materials available to competitors of the Company. In addition, if the Company does not control Xechem India, there can be no assurance that Xechem India's research, development, manufacturing, and other activities will be of benefit to, or would not be competitive with, the Company. Xechem India has signed an agreement with Fujisawa (USA) to market their vancomycin and other injectable drugs in India. Xechem India commenced marketing vancomycin in 1997 after registration of the drug with the Drug Controller of India.

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

         Most competitors, one of which currently dominates the paclitaxel market (Bristol-Myers), have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources, and experience than the Company. In addition, these companies have vastly greater resources for the production and distribution of pharmaceuticals following development and regulatory approval. These companies may represent significant long-term competition for the Company. The Company's competitors may succeed in developing products that are more effective or less costly than any that may be developed by the Company, or that gain regulatory approval prior to the Company's products. Bristol-Myers is already marketing paclitaxel commercially in the United States, Canada and certain other countries for treating refractory ovarian and breast cancer and Kaposi sarcoma. In addition, other companies have competitive products that are in more advanced stages of clinical testing than the Company's paclitaxel. The Company also expects that the number of market entrants, and thus the number of its competitors and potential competitors, will increase as more paclitaxel products receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these entrants may be more successful than the Company in manufacturing, marketing and distributing its products. In addition, the Company understands that: (i) in October and December 1993, Napro Biotherapeutics, Inc. ("Napro") filed a confidential DMF containing certain of Napro's proprietary manufacturing processes with the FDA and the Australian Therapeutic Goods Administration (the "TGA"), Australia's equivalent of the FDA, relating to Napro's manufacture of paclitaxel, and that Napro has been selling certain quantities of paclitaxel in Australia; and (ii) Rhone Poulenc has developed a paclitaxel analogue trademarked as "taxotere," which has similar but different properties to paclitaxel, has been selling the product in Europe, and in 1996 received approval to sell taxotere in the United States. To the Company's knowledge, a number of other pharmaceutical firms are poised to introduce paclitaxel for sale in the United States once Bristol Myers Squibb's exclusivity for taxol lapses.

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

          Under the Waxman-Hatch amendment to the Food, Drug and Cosmetic Act of 1984, a five-year period of marketing exclusivity is granted to any firm which develops and obtains FDA approval of a non-patentable new molecular entity, to compensate the firm for development efforts on such non-patentable molecular entities. In connection with its development of paclitaxel, Bristol-Myers was granted a period of marketing exclusivity, which was to expire on December 29, 1997, but has been extended for four years. Management believes some, but not all, foreign countries have given Bristol Myers exclusive rights to market the compound. The Company intends to submit an ANDA for paclitaxel during the year 1999. The Company estimates, but can provide no assurances, that FDA approval of an ANDA for paclitaxel will take six to twenty-four months. At such time as the Company has such data, it intends to apply for regulatory approval to market paclitaxel in certain foreign countries. Management believes that obtaining regulatory approval to market and distribute paclitaxel in certain foreign markets will require a significantly shorter period of time than would be required in the United States, but can offer no assurance thereof.

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

Environmental Regulation

         In connection with its research, development and manufacturing activities, the Company is subject to federal, state, and local laws, rules, regulations, and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling, and disposal of certain materials and wastes. Although the Company believes that it has complied with these laws and regulations in all material respects and the Company has not been required to take any action to correct any noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with health and safety regulations in the future. The Company's research and development involves the controlled use of hazardous materials, chemicals, and micro-organisms. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulation, the risk of accidental contamination or injury from these materials cannot be completely eliminated. This risk is less when handling anti-cancer compounds. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

Employees

         As of March 31, 1998, the Company had 23 employees. Of these employees, 15 are dedicated to research, development, manufacturing and regulatory compliance. Nine of the Company's employees hold doctorate degrees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes all relations with its employees are satisfactory.

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

         Brian Arenare, M.D., is currently providing consulting services to the pharmaceutical and healthcare industries. From January 1994 to August 1994, Dr. Arenare was the General Manager of Ropharmex U.S.A. Corp., which provides international pharmaceutical trade and consulting services. From February 1992 to February 1993, Dr. Arenare was a consultant with The Wilkerson Group, Inc., which provides strategic management consulting services to pharmaceutical and biotechnology companies. From January 1990 to January 1992, he was Managing Partner of AIM Consulting, which provided technical and strategy consulting to pharmaceutical companies. He has been an attending physician at the Beth Israel Medical Center in New York City since July 1993 and was an attending physician at Lenox Hill Hospital in New York City from January 1989 to December 1991. Dr. Arenare received his M.D. from Yale University in 1983 and an M.B.A. from Columbia University in 1992. Dr. Arenare was a director of the Company from 1994 to 1997.

         Joan Wennstrom Bennett, Ph.D., is a professor in the Department of Cell and Molecular Biology at Tulane University and is a Collaborator with the Southern Regional Research Laboratory in New Orleans. Dr. Bennett is a Past President of the American Society for Microbiology and a past Vice President of the British Mycological Society. She has edited five books, published over 95 research papers, chapters, and reviews, and has served on a number of editorial and other professional boards. Dr. Bennett received her Ph.D. from the University of Chicago in 1967.

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

         Sukh Dev, Ph.D., D.Sc., F.N.A., is a Research Scientist and Professor at Delhi University and has studied the organic chemistry of natural products and Ayurvedic medicinal plants for more than 40 years. He has held Research Professorship at the Indian Institute of Technology in Delhi (1988 - 1992), Director of the Malti-Chem Research Center in Baroda, India (1974 - 1988) and has been a Visiting Professor at the Stevens Institute of Technology, the University of Georgia, and the University of Oklahoma. He has published over 350 scientific papers, books, and chapters and holds over 50 patents. He received his Ph.D. and D.Sc. from the Indian Institute of Science in 1948 and 1960, respectively.

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

         Lester A. Mitscher, Ph.D. is currently the University Distinguished Professor and former Chairman of the Department of Medicinal Chemistry at the University of Kansas, one of the nation's premier research institutions for chemistry. Among his past accomplishments, he has served on the Senior Advisory Council of G.D. Searle & Co., and has been the Chairman of the Biological and Natural Products Study Section for the NIH, as well as Chairman of the American Society for Pharmacognosy. Dr. Mitscher received his Ph.D. from Wayne State University in 1968. Dr. Mitscher was a director of the Company from 1994 to 1997.

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

Nasdaq Delisting

         Effective following the close of business on February 4, 1997, the Company's Common Stock and Warrants were delisted from trading on the Nasdaq SmallCap Market which decision was affirmed on appeal by the Nasdaq Listing and Hearing Review Committee. See "Recent Developments--Nasdaq Delisting." Although the Company has filed an appeal of the delisting with the U.S. Securities and Exchange Commission, the Company cannot predict whether such appeal will be successful and further anticipates that even if it is successful in this appeal, the Company may not meet other listing criteria of Nasdaq.

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

Volatility of Stock Price

         The securities of biotechnology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the companies' operating performance. Announcements of technological innovations for new commercial products by the Company or its competitors, developments concerning proprietary rights or general conditions in the bio-technology and health industries may have a significant effect on the Company's business and on the market price of its securities. Sales of shares of Common Stock by existing security holders could also have an adverse effect on the market price of the Company's securities given the limited trading and low price of the Company's securities. In the past twelve months, the Company's Common Stock has declined from approximately $1.00 per share to present values.

Control by Blech

         As of December 31, 1997, Blech or persons who may be deemed to be influenced by him beneficially owned 46,500,000 shares of Common Stock, or approximately 39% of the 119,870,839 shares of issued and outstanding Common Stock (entitling Blech to cast 38% of the aggregate votes entitled to be cast by all stockholders in election of directors). As a result, Blech may be deemed to own or control a sufficient number of shares of Common Stock to assert effective control over the business and affairs of the Company, including, but not limited to having sufficient voting power to control the election of the Board of Directors of the Company and, in general, to substantially determine the outcome of any corporate transaction or other matters submitted to the stockholders of the Company for approval, including mergers, consolidations or the sale of substantially all of the Company's assets or preventing or causing a change in the control of the Company. In addition, under the Blech Purchase Agreement, the Company and its current directors have agreed, subject to their fiduciary duties, to take such actions as Blech may request to cause his nominees to be elected to the Board of Directors, which may enable Blech to exercise control over the Board more quickly than he otherwise could. In addition to Blech's ability to control the affairs of the Company, Blech's potential control of the Company may deter other potential financing sources from making an investment in the Company.

No Developed or Approved Products; Early Stage of Development

         The Company is a development stage company. The Company's primary potential products, paclitaxel and its analogs and bleomycin, are in the development stage. Although the Company has isolated paclitaxel in a substantially pure state, there can be no assurance that such compound will pass the necessary regulatory requirements for approval for sale in the United States or abroad. In addition, Bristol-Myers maintains a dominant market share in the paclitaxel business and may choose to take legal action to impair the entry of additional competitors in the market, such as by alleging infringement on certain patents. Also, although the Company anticipates that it will be able to submit an ANDA for paclitaxel immediately upon the expiration of Bristol Myers' exclusive period, as extended, (December 29, 2001), the Company does not yet have all of the data for such ANDA and there can be no assurance that the Company will be able to file the ANDA at that time. Although the Company has the capability to, and may, sell paclitaxel for research purposes, to date, the Company has not received any revenues from sales of paclitaxel for human consumption and has received only minimal revenues from other product sales or sales of paclitaxel for research and development. The Company's principal revenues have been contract research and testing and consulting services for other companies, which are not expected to continue and which have historically been minimal. To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, introduce, and market its potential pharmaceutical products. No assurance can be given that the Company's product research and development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any products, if developed and introduced, will be successfully marketed or achieve market acceptance.

History of Operating Losses; Future Profitability Uncertain

         The Company has experienced significant operating losses since its inception and has generated minimal revenues from its operations. As of December 31, 1997, the Company's accumulated deficit was approximately $27,729,000 which included losses from operations of $3,246,700, $3,032,500 and $5,386,300 for the years ended December 31, 1995, 1996 and 1997, respectively. Approximately $12,963,000 of the Company's $27,729,000 accumulated deficit resulted from a non-cash accounting adjustment based upon the difference between the approximate market value of certain debt and equity which was exchanged for Common Stock of the Company simultaneously with the Company's initial public offering (the "IPO"), and the initial public offering price of the Common Stock in the Company's IPO. To date, the Company has been dependent on capital infusions for financing. The Company's ability to achieve a profitable level of operations is dependent in large part on its completing product development, obtaining regulatory approvals for its potential products and making the transition to commercializing such products. No assurance can be given that the Company's product research and development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured or marketed or that profitability will be achieved. The Company may require additional funds to achieve profitable operations. See "Management's Discussion and Analysis."

Explanatory Going Concern Disclosure

         As a result of its losses to date, negative working capital, and accumulated deficit, the independent accountants' report on the Company's financial statements for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 contain an explanatory paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations. The Company anticipates that it will continue to incur significant losses until successful commercialization of one or more products generates sufficient net revenues to cover all costs of operation. As a development stage company, the Company has a limited relevant operating history upon which an evaluation of the Company's prospects can be made. The Company's prospects must, therefore, be evaluated in light of the problems, expenses, delays and complications associated with a new business. As a result of the development-stage nature of the Company's business, additional operating losses can be expected. There can be no assurance that the Company can be operated profitably in the future. See "Management's Discussion and Analysis" and Note 3 to the Notes to the Company's Consolidated Financial Statements.

Limited Manufacturing Experience and Capacity

          The Company believes that its current manufacturing facility is capable of producing approximately four kilograms per year of 97% or greater pure paclitaxel from crude bulk extract containing approximately 50% paclitaxel. Formulation and packaging of paclitaxel in single injection dosages will have to be performed by a contract packager. As of December 31, 1997, the Company has not negotiated a contract with any packager to perform such services. It maintains an efficient, ambient warehouse center to insure proper handling and shipping of the drugs. While the Company has been seeking additional and back-up manufacturers, there can be no assurance that it will be able to locate such manufacturers, or that it will be able to enter into agreements with such manufacturers. Although the Company believes that it has the capability to significantly expand production of bulk paclitaxel, should demand exceed the Company's manufacturing capacity, it may have to seek third party contract manufacturing. In such instance, there can be no assurance that the Company could locate satisfactory contract manufacturing services to perform such functions at all or on acceptable terms, or that it would have the funds or ability to develop such capability internally.

         Bleomycin and lovastatin (a second product which will go off-patent in the year 1999 and under development by the Company) are fermentation products. Certain of the other niche generic anti-cancer products that the Company is considering for production (excluding paclitaxel) also are fermentation products. There is presently a world-wide shortage of contract fermentation manufacturing capacity for pharmaceutical products. Although the Company is presently considering several sources for the production of its bleomycin, lovastatin and other fermentation products it may develop, it has not yet located a reliable manufacturer, to date. Although the Company may consider the development of internal capacity for such manufacture, the Company currently has no intention of developing such internal capabilities, as such an effort would be costly, time consuming and would require FDA regulatory approval, which might not be obtained. Should the Company develop other fermentation products, there can be no assurances that regular and reasonable manufacture of bulk raw material can be obtained. Once pure bulk material is obtained for manufacture, it must be formulated, packaged in single dosage quantities and warehoused in a manner similar to that for paclitaxel, subject to all the inherent associated risks. See "Marketing" above.

         In order to manufacture pharmaceutical products from its facility, the Company must obtain FDA approval that the facility is in compliance with current Good Manufacturing Practices ("cGMP"). The Company anticipates submitting the facility for cGMP approval in the latter half of 1998. If such approval is not obtained, the manufacture of its product will have to be performed by current manufacturers who meet necessary regulatory requirements.

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

Management of Staff Growth

         The Company expects to increase its staffing levels in the future. The Company's ability to execute its strategies will depend in part upon its ability to integrate such new employees into its operations and fund such additional cost. The Company's planned activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing, and marketing. The inability to acquire such services or to develop such expertise could have a material adverse impact on the Company's operations.

Reliance on Collaborative Relationships

         The Company believes that it will need to enter into collaborative arrangements with other companies, similar to the arrangement originally negotiated between the Company and Apotex. There is no assurance that any collaborations will be completed, or if completed, that they will be successful. Should any collaborative partner fail in its contribution to the discovery, development, manufacture or distribution of a marketable product, the Company's business may be adversely affected. In addition, although the NIH has awarded three master agreements to the Company, the Company has not yet been assigned any specific projects or received any funding from the NIH under these master agreements which will expire in 1998.

Uncertainty Regarding Drug Development

         The Company's principal strategy is to develop generic equivalents of niche off-patent drugs which enjoy limited competition. There can be no assurance that such strategy will prove successful or that any proposed products will be commercially viable. Even if the Company successfully develops and markets such products, with time, other competitors will likely enter the markets for these products, which could adversely affect the Company's business. There can be no assurance that the Company will be able to replicate products that come off-patent, or that the Company will be able to obtain regulatory approval for the sale of such compounds.

Patents

         The Company's success depends in part on its ability to obtain patent protection for its proprietary products and to preserve its trade secrets. The Company has obtained three patents and has submitted seven additional patent applications in the United States. Any present or future patents may not prevent others from developing competitive products. No assurance can be given that the Company's patent applications will be approved, that any current or future patents will provide the Company with competitive advantages for its products, or that they will not be successfully challenged or circumvented by the Company's competitors. The Company has not conducted an exhaustive patent search and no assurance can be given that patents do not exist or could not be filed which would have an adverse effect on the Company's ability to market its products. If other companies were to successfully bring legal actions against the Company claiming patent or other intellectual property right infringements, in addition to any potential liability for damages, the Company could be required to obtain a license to continue to use the affected process or to manufacture or use the affected product or may be required to cease using such products or process. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, or at all. There could be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's financial and human resources, regardless of the outcome of such litigation.

         The Company's licensing agreement with the MD Anderson Cancer Center requires the Company to expend significant sums to maintain its exclusivity under such agreement, as well as to prosecute infringers at its cost and expense. There can be no assurance that the Company will have the funds sufficient to continue its rights under this agreement or to commercialize the licensed technology.

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

Product and Professional Liability Exposure

         The Company faces an inherent business risk of exposure to product liability claims if the use of products manufactured by the Company results in adverse effects. The Company may also face professional liability as a result of its contract research and other services. While the Company will continue to attempt to take appropriate precautions, there can be no assurance that it will avoid significant exposure to such liabilities. Because the Company has not yet sold any products except for research purposes, and because of the expense of insurance, it does not carry product or professional liability insurance. While management intends to obtain product liability insurance at such time as the Company's operations require it, subject to the Company's ability to pay for such insurance, the Company does not currently intend to obtain professional liability insurance. There can be no assurance that any coverage which the Company may obtain will be adequate or that adequate insurance coverage will be available at acceptable cost, if at all, or that a product or professional liability claim would not materially adversely affect the business or financial condition of the Company. The Company may lack the resources to defend itself, its employees, officers or directors against any product liability or professional liability claims.

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

Item 2.  Description of Property.

         The Company conducts its operations in a state-of-the-art laboratory facility in New Brunswick, New Jersey. Organizations such as the Company which develop or produce pharmaceuticals must meet certain Federal and state standards. For each facility subject to such standards, specific operating procedures are developed to meet these standards, and compliance with those procedures is monitored on a regular basis by both the FDA and state regulators. Compliance with these standards and procedures is known as current Good
Laboratory Practices, or cGLP, for research operations, and current Good Manufacturing Practices, or cGMP, for manufacturing operations. The Company currently operates its facility in accordance with cGLP and cGMP; however, to date, the Company has not received the FDA certification for cGMP.

         The Company leases its office and laboratory space at 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901. The facility consists of approximately 25,000 square feet and at original execution of the lease the lessor was unaffiliated. Ownership of the lessor was subsequently transferred to a new investment group and Dr. Pandey invested personal funds to acquire an approximately 25% interest in the lessor. The lease expires on September 30, 2000, subject to three five-year extensions at the Company's option and an option by the Company to lease an additional 10,000 square feet. The Company's base rent is approximately $8,718 per month, which is subject to annual increases which commenced October 1, 1996 based upon increases in the consumer price index. In addition to base rent, the Company is responsible for its proportionate share of taxes and all other expenses of the building.

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

Item 4.  Submission of Matters to a Vote of Stockholders.

         The Company did not submit any matter to a vote of its stockholders during the fourth quarter of 1997.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         On April 26, 1994, the Company's Common Stock, Warrants and units comprised of one share of Common Stock and one Warrant (the "Units") began trading on the Nasdaq SmallCap Market ("Nasdaq") under the symbols ZKEM, ZKEMW and ZKEMU, respectively. The Units ceased to separately trade on June 10, 1994; however, the Common Stock and Warrants continued to trade separately after such date. On February 4, 1997, the Company's Common Stock and Warrants were delisted from trading on the Nasdaq SmallCap Market. Since delisting, the Company's Common Stock and Warrants have traded on the OTC Bulleting Board. The following table shows the high and low quotations, on a quarterly basis, of the Company's Common Stock and Warrants from January 1, 1996 through December 31, 1997:

                                     Common Stock


              1996   1996     1996    1996   1997     1997     1997    1997
             First  Second   Third   Fourth  First   Second   Third   Fourth
            Quarter Quarter Quarter Quarter Quarter Quarter  Quarter  Quarter
            ------- ------- ------- ------- ------- -------  -------  -------
 High Bid    8-1/8   4-3/8   1-9/32  29/32   1-1/8     1      15/16    11/16
 Low Bid     3-5/8   1-1/4    5/16    5/32     0      3/16     9/32    9/32

                                       Warrants


             1996     1996   1996     1996   1997     1997     1997      1997
            First    Second  Third   Fourth  First   Second    Third    Fourth
            Quarter Quarter Quarter Quarter Quarter  Quarter  Quarter   Quarter
            ------- ------- ------- ------- -------  -------  -------   -------

 High Bid   4-3/8    1-3/4     1      1/8    3/32       0        0         0
 Low Bid    1-1/4      1      1/8     1/32     0        0        0         0

         The Company has not declared or paid any dividends on its Common Stock.

         As of March 31, 1998, there were 175 and 15 record holders of the Company's Common Stock and Warrants, respectively. Dividends on the Common Stock are subordinated to the payment of dividends on the Company's outstanding Class A Voting Preferred Stock (the "Class A Preferred Stock"). The Class A Preferred Stock has a dividend preference of $.00001 per annum per share on the liquidation preference of $100 per share on a cumulative basis. As of March 31, 1998, there were 2,500 outstanding shares of Class A Preferred Stock.

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

         Between November 18, 1996 and February 7, 1997, pursuant to the Blech Purchase Agreement, the Company issued a total of 22,500 Series 2 Preferred Shares and 13,180 Series 3 Preferred Shares, which were converted into 45,000,000 and 21,088,000 shares of Common Stock, respectively. The purchase price of the Series 2 Preferred Shares was $100 per share and was paid in cash. The Blech Purchase Agreement provided for the sale by the Company of up to 55,000 shares of Series 2 Preferred Stock, or the Common Stock into which such shares are convertible. The Company will issue a total of 110,000,000 shares of Common Stock to Blech pursuant to the Blech Purchase Agreement when Blech or his designees make the entire investment of $5,500,000. The Series 3 Preferred Shares were issued in exchange for $1,188,062 of indebtedness owed by the Company to the purchaser (Dr. Pandey) and all of the Class B Preferred Stock owned by him. Subsequently, the Blech Purchase Agreement was amended whereby Dr. Pandey returned 1,657,600 shares of Common Stock to the Company. The Series 2 Preferred Shares convert into Common Stock at a conversion price of $.05 per share; Series 3 Preferred Shares are convertible into 21,088,000 shares of Common Stock. For the period March 28, 1997 through December 31, 1997, The Edward A. Blech Trust purchased 2,300,000 shares of Common Stock and 15 other assignees purchased 48,320,000 shares of Common Stock, which included two affiliated individuals who purchased 1,960,000 shares of Common Stock. To date, cash payments of $5,500,000 have been made under the Blech Purchase Agreement and 110,000,000 shares have been or will be issued thereunder.

         The Company agreed to pay a fee of $50,000 and issued an option to purchase 200,000 shares of Common Stock to Kensington Wells Incorporated, a now defunct securities broker-dealer, for introducing Mr. Blech to the Company. The Company has determined not to pay the balance of $40,000 of such fee due to its belief that Kensington Wells Incorporated has breached certain of its obligations to the Company. See Item 1, Description of Business - Other Recent Developments - Blech Purchase Agreement. These shares were offered and sold pursuant to an exemption from registration under the federal securities laws provided by Section 4(2) of the 1933 Act as a non-public offering to a limited number of persons.

Item 6.  Management's Discussion and Analysis.1

General

         The Company is the holder of all of the capital stock of Xechem, Inc., a development stage bio-pharmaceutical company engaged in the research, development, and production of niche generic and proprietary drugs from natural sources. Xechem, Inc., was formed in March 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.), a publicly traded company, Xechem Laboratories (formed in 1993) and XetaPharm, Inc. (formed in 1996) are subsidiaries of the Company.

Results of Operations

The Year Ended December 31, 1997 vs. The Year Ended December 31, 1996

         The following table sets forth certain statement of operations data of the Company for the cumulative period from inception (March 15, 1990) to December 31, 1997 and for each of the years ended December 31, 1997 and December 31, 1996.

                                                                Cumulative
                                                 Years Ended   Inception to
                                                December 31,   December 31,
                                              1997      1996       1997
                                                (in thousands)

Revenue                                    $   114.2  $   208.9  $   690.0
Research and development expense           $ 2,418.3  $ 1,596.6  $ 7,055.4
Rent, general and administrative expenses  $ 1,431.0  $ 1,644.8  $ 6,596.1
Writedown of inventory and intangibles     $ 1,537.0  $      --  $ 1,537.0
(Loss) from operations                     $(5,272.1) $(3,032.5) $(14,498.5)


--------
      1 Some of the statements included in Item 7, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to the forward looking statements that may be made to reflect any future events or circumstances.

            Readers should carefully review the items included in Item 1, Description of Business - Risks Affecting Forward Looking Statements and Stock Prices, as they relate to any forward looking statements, as actual results could differ materially from those projected in the forward looking statement.

Revenue

         The $94,700 decrease in revenue from the year ended December 31, 1996 to the year ended December 31, 1997 was attributable to a decrease in sales of services and products. Service sales decreased by $121,600 in the year ended December 31, 1997 as compared to the year ended December 31, 1996. Sales of products, including paclitaxel and nutraceuticals, increased $26,900 in the year ended December 31, 1997 as compared to the year ended December 31, 1996. Sales of paclitaxel for research purposes for the year ended December 31, 1997 decreased $74,500 as compared with the period ended December 31, 1996. The balance of product sales, $101,400, were sales by the Company's subsidiary, XetaPharm, which introduced its line of over-the-counter natural health products, commonly known as nutraceuticals, in June 1996. This represents an 830.3% increase over the year 1996.

Research and Development

         The Company's research and development expenditures continue to emphasize compounds for niche generic anticancer, antiviral and antibiotic products which enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures increased by $821,700 to $2,418,300, or 51.5%, for the year ended December 31, 1997 as compared to the year ended December 31, 1996.

         Expenditures on the development of the Company's process for producing paclitaxel of $911,600 represents an increase of $595,800, or 188.7%, as compared to the year ended December 31, 1996. This included the revaluation of paclitaxel inventory to lower of cost or market and a charge to operations of $431,000. Research and development costs for bleomycin were $20,900, for the year ended December 31, 1997, an increase of $4,200, or 25.9%, as compared to the year ended December 31, 1996.

         XetaPharm had research and development expenses of $186,700, for market readiness on alternative medicines and nutraceuticals in the year ended December 31, 1997. Included in the $186,700 is the cost for writing off the expired Melatonin inventory of $34,200. After this adjustment, there was a net decrease of $5,400 of expenses for the period ended December 31, 1997 as compared to the period ended December 31, 1996.

         Two new cholesterol lowering projects for 1997 represented $163,200 of increased costs with no comparison in 1996. The Company's other research and development projects, both for customers and in-house research, totaled $1,299,100, for the year ended December 31, 1997, an increase of $192,900, or 17.4%, from the same period in 1996.

         Excluding non-cash expenses of stock options and depreciation, general research and development costs decreased $37,000, or 4.1%, for the year ended December 31, 1997 over the same period in 1996. The Company anticipates that, subject to the availability of funding, research and development expenditures will continue to increase for paclitaxel, as well as the development of other anticancer, antiviral and memory enhancing drugs.

Rent, General and Administrative

         Rent, general and administrative expenses decreased $213,800, or 13%, for the year ended December 31, 1997 as compared to the year ended December 31, 1996. Significant expense increases totaled $175,400 for the period ended December 31, 1997, include: officers salary $55,600; repairs and maintenance $45,000; NASDAQ fees $41,100; and consulting fees $33,700. These increases were offset by decreases of $377,500 which included a settlement of $147,800 in April 1996 of the Ocean Marine Service claim against Dr. Pandey. Additional expense decreases for the period ended December 31, 1997, included: trade shows $82,300; salaries and wages $62,500; travel $46,000; and advertising $38,900.

         Legal and accounting expenses totaled $345,900 for the year ended December 31, 1997 and were comparable to the same period in 1996. Other general and administrative costs decreased $1,200 or .2%, to $527,000, in 1997 compared to the same period in 1996.

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

         The writedown in inventory and intangibles in 1997 was due to the write off of paclitaxel inventory with an original cost of $1,020,000 and the write off of capitalized patents of $517,000.

         The Company's loss from operations totaled $5,272,100, an increase of $2,239,600, or 73.9%, for the year ended December 31, 1997 as compared to the same period in 1996, and is primarily a result of the foregoing.

         Interest expense decreased approximately $137,000, or 90.7%, to $14,100, in the year ended December 31, 1997 as compared to the year ended December 31, 1996. In the 1996 period, these expenses were the result of gap financing loans to the Company, all of which was converted to equity in the second half of 1996 and first quarter 1997.

Liquidity and Capital Resources; Plan of Operations

         On December 31, 1997, the Company had cash and cash equivalents of $50,800, negative working capital of $638,700 and stockholder's equity of $1,017,200.

         As a result of its net  losses to  December  31,  1997 and  accumulated deficit since inception, the Company's accountants, in their report on the Company's financial statements for the year ended December 31, 1997, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company's research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of the Company's proposed products cannot be estimated with precision. The Company expects research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

         In May 1995 the Company filed a Drug Master File ("DMF") with the Food and Drug Administration ("FDA") for the Company's facilities. The Company has completed its technology validation and filed a DMF for paclitaxel in June 1997; however, the Company's facilities have yet to be inspected by the FDA for current Good manufacturing Practices ("cGMPs"). The Company has sufficient raw materials to produce commercial bulk paclitaxel which has a market value of approximately $2,000,000 at current prices and anticipates, but can provide no assurances, that it will commence sales of paclitaxel in the international market in 1999. Although the Company has the capability to, and may, sell paclitaxel for research purposes, to date, the Company has not received any revenues from sales of paclitaxel for human consumption and has received only minimal revenues from other product sales or sales of paclitaxel for research and development. As a result, during 1997, the Company determined to write off its crude paclitaxel, work-in-process paclitaxel and finished (pure) paclitaxel inventory in the amount of $1,020,000. Prior to commencing such sales, the Company must file for and obtain approvals from appropriate regulatory agencies in foreign jurisdictions. Additionally, to the extent the Company elects to manufacture bulk paclitaxel domestically and ship it overseas for packaging, the Company's facilities must be approved for cGMP and the product must either be approved for an investigational new drug exemption (not currently so approved), or deemed in compliance with the laws of 24 industrialized "tier one" countries (not yet so approved). Otherwise, the Company can produce the product entirely overseas; however, it most likely would subcontract production to others from raw material or partially processed raw material provided by the Company, and might also enter into joint venture or other marketing arrangements for sale of the product overseas. There can be no such assurance that necessary approvals will not be delayed or subject to conditions or that the Company will be able to meet such conditions. In addition, the Company has not experience in marketing pharmaceutical products for human consumption and there can be no assurance that the Company will be able to successfully market its paclitaxel product in bulk, or indirectly through others, or be able to obtain satisfactory packaging of the product in single dosage vials from an independent manufacturer.

         The Company is negotiating "Strategic Alliance Agreements" with two European companies to license production, marketing and selling of bulk and injectable paclitaxel. The companies will be responsible for the registration of injectable paclitaxel in their respective countries. Xechem will also grant a license to the companies to manufacture and sell Xechem's patented new paclitaxel analogs as well as a new paclitaxel formulation without Cremophor(TM) or ethanol. In return, Xechem will be cross-licensed by the companies to produce, market and sell certain key pharmaceutical products in the United
States and India. Xechem will be responsible for the registration of these products with the FDA. The aggregate market for these products currently exceeds $1,000,000,000.

         Xechem has expended and will continue to expend substantial funds in connection with the research and development of its products. As a result of these expenditures, and even with revenues anticipated from commencement of sales of paclitaxel, the Company anticipates that losses will continue for the foreseeable future.

         Xechem's planned activities will require the addition of new personnel, including management, and the continued development of expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Further, if Xechem receives regulatory approval for any of its products, in the United States or elsewhere, it will incur substantial expenditures to develop its manufacturing, sales and marketing capabilities and/or subcontract or joint venture these activities with others. There can be no assurance that Xechem will ever recognize revenue or profit from any such products. In addition, Xechem may encounter unanticipated problems, including developmental, regulatory, manufacturing or marketing difficulties, some of which may be beyond Xechem's ability to resolve. Xechem may lack the capacity to produce its products in-house and there can be no assurances that it will be able to locate suitable contract manufacturers or be able to have them produce products at satisfactory prices.

         On November 18, 1996, the Company entered into and closed the initial stage of a Stock Purchase Agreement (the "Blech Purchase Agreement") with David Blech or his designees ("Blech") providing for the sale of up to 55,000 shares of Class C Series 2 Voting Cumulative Preferred Stock (the "Series 2 Preferred Shares") for a purchase price of $100 per share ($5,500,000 in the aggregate), or the underlying shares of Common Stock, over approximately nine months. At the initial closing, The Edward A. Blech Trust (the "Trust") purchased 5,000 Series 2 Preferred Shares for $500,000. The Trust purchased an additional 5,000 Series 2 Preferred Shares on December 30, 1996; 5,000 Series 2 Preferred Shares on January 8, 1997; and 7,500 Series 2 Preferred Shares on February 7, 1997. The Blech Purchase Agreement was amended, effective March 27, 1997, to modify the dates for closing of other purchases of portions of the shares issuable thereunder. Pursuant to the Blech Purchase Agreement, on February 7, 1997, Dr. Ramesh C. Pandey, the Company's Chairman and Chief Executive Officer, exchanged certain indebtedness owed by the Company to him and the 1,070 shares of Class B Preferred Stock of the Company held by him for 12,144 shares of Series 3 Preferred Shares. Pursuant to their terms, effective February 8, 1997, the then outstanding 22,500 Series 2 Preferred Shares and 12,144 Series 3 Preferred Shares were converted into 45,000,000 and 19,430,400 shares of Common Stock, respectively. For the period march 28, 1997 through December 31, 1997, The Edward Blech Trust purchased 2,300,000 shares of Common Stock and 15 other assignees purchased 48,320,000 shares of Common Stock, which included two affiliated individuals who purchased 1,960,000 shares of common Stock, two trusts, not otherwise affiliated with Blech, each purchased 5,000,000 shares of Common Stock on March 27, 1997 and a Blech purchase of 5,000,000 shares of Common Stock on April 14, 1997. On May 1, 1997, Blech sold (at his cost) his 5,000,000 shares to the two referenced unaffiliated trusts and a third unaffiliated trust. To date, cash payments of $5,500,000 have been made under the Blech Purchase Agreement and 110,000,000 shares of Common Stock have been or will be issued thereunder.

         The Company continues to apply to various governmental agencies to fund its research on specific projects and those projects which are in the Company's expertise.

         The Company intends to conduct a rights offering (the "Rights Offering"), pursuant to which it will offer to those holders ("Holders") of Xechem's Common Stock, who purchased Common Stock pursuant to the Blech Purchase Agreement, the right to subscribe for an aggregate of 275,000,000 additional shares of Common Stock at a price of $.01 per share, subject to the proviso that until sufficient Common Stock is authorized for issuance, the Company will issue a new series of Class C Preferred Shares which will be converted to Common Stock when sufficient Common Stock is authorized. If the offering is not fully subscribed, the Company may be unable to obtain substitute financing and may be unable to meet its obligations or continue its operations. The Company cannot offer any assurances that all or any shares of Common Stock will be sold in the Rights Offering and it is expected that additional funds will have to be raised by the Company to support ongoing operations even if the Rights Offering is fully subscribed.

Year 2000

         The Company has reviewed its critical information systems for Year 2000 compliance and has initiated plans to remedy any deficiencies in a timely manner. As a result of the review and action plan, the Company believes the cost of such remedial corrective actions is not material to the Company's financial position, results of operations or cash flows.

Item 7.  Financial Statements.

         The following financial statements of Xechem International, Inc. and subsidiaries are separately prepared and numbered independently of the other narrative portions of this Form 10-KSB.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
  Xechem International, Inc.
  New Brunswick, New Jersey


            We have audited the accompanying consolidated balance sheet of Xechem International, Inc. and its subsidiaries (a development stage enterprise) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997, and for the cumulative period from March 15, 1990, (date of inception) to December 31, 1997. These consolidated financial statements are the responsibility of Xechem International, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xechem International, Inc. and its subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, and for the cumulative period from March 15, 1990, (date of inception) to December 31, 1997, in conformity with generally accepted accounting principles.

            The accompanying consolidated financial statements have been prepared assuming Xechem International, Inc. and its subsidiaries (the "Company") will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's recurring losses from operations, accumulated deficit, cumulative negative cash flows from operations and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.







                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
March 20, 1998

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997
------------------------------------------------------------------------------



Current Assets:
  Cash                                                              $    50,826
  Accounts Receivable - Net                                              66,229
  Loans Receivable - Related Parties                                    110,000
  Inventory                                                             211,507
  Prepaid Expenses                                                      117,741
  Other Current Assets                                                    5,000
                                                                    -----------

  Total Current Assets                                                  561,303

Equipment - Net of Accumulated
  Depreciation of $483,371                                              918,543
Leasehold Improvements - Net of Accumulated
  Amortization of $298,288                                              716,888
Deposits                                                                 20,517
                                                                    -----------

  Total Assets                                                      $ 2,217,251
                                                                    ===========




See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997
------------------------------------------------------------------------------



Current Liabilities:
  Accounts Payable                                                  $   503,532
  Accrued Liabilities                                                   162,274
  Loans Payable                                                         280,000
  Notes Payable                                                         128,300
  Other Current Liabilities                                               4,635
  Due to Related Parties                                                121,293
                                                                    -----------

  Total Current Liabilities                                           1,200,034

Commitments and Contingencies                                                --

Stockholders' Equity:
  Class A Voting Preferred Stock, $.00001 Par Value, 2,500
   Shares Authorized; 2,500 Shares Issued and Outstanding                    --

  Additional Paid-in Capital [Class A Voting Preferred]                   2,500

  Class B 8% Preferred Stock, $.00001 Par Value, 1,150 Shares
   Authorized; None Issued or Outstanding                                    --

  Class C Preferred Stock, $.00001 Par Value, 2,996,350
   Shares Authorized; None Issued or Outstanding                             --

  Common Stock, $.00001 Par Value, 247,000,000
   Shares Authorized; 119,870,839 Shares Issued and Outstanding           1,197

  Additional Paid-in Capital [Common]                                28,742,596

  (Deficit) Accumulated During the Development Stage                (27,729,076)
                                                                    -----------

  Total Stockholders' Equity                                          1,017,217

  Total Liabilities and Stockholders' Equity                        $ 2,217,251
                                                                    ===========


See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                                   March 15,
                                                                 1990 (Date of
                                             Years  ended        Inception) to
                                             December 31,        December 31,
                                         1 9 9 7      1 9 9 6       1 9 9 7
                                         -------      -------       -------

Revenues                              $   114,187  $   208,857   $    689,917
                                      -----------  -----------   ------------

Expenses:
  Research and Development              2,418,291    1,596,636      7,055,357
  Rent                                         --       86,500        410,065
  Rent - Related Party                     96,856       21,705        118,561
  General and Administrative            1,334,130    1,536,559      6,067,485
  Writedown of Inventory                1,020,000           --      1,020,000
  Writedown of Intangibles                517,000           --        517,000
                                      -----------  -----------   ------------

  Total Expenses                        5,386,277    3,241,400     15,188,468
                                      -----------  -----------   ------------

  (Loss) from Operations               (5,272,090)  (3,032,543)   (14,498,551)

Other Income - Net                            459        9,461        273,578

Interest Income - Related Party             4,211           --          4,211

Interest (Expense) - Related Party             --      (86,926)    (8,589,081)

Interest (Expense)                        (14,132)     (64,197)    (4,919,233)
                                      -----------  -----------   ------------

  (Loss) Before Income Taxes           (5,281,552)  (3,174,205)   (27,729,076)

Income Taxes                                   --           --             --
                                      -----------  -----------   ------------

  Net (Loss)                          $(5,281,552) $(3,174,205)  $(27,729,076)

Preferred Stock Dividends             $        --  $    87,208   $    101,594

  Net (Loss) Available to Common
   Stockholders                       $(5,281,552) $(3,261,413)  $(27,830,670)
                                      ===========  ===========   ============

Net (Loss) per Share, Basic and
  Diluted                             $     (0.06) $     (0.45)
                                      ===========  ===========

Average Number of Common Shares
 Outstanding, Basic and Diluted        93,162,589    7,321,966
                                      ===========  ===========




See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                                      Class A     Additional       Class B    Additional         Class C
                                                 Voting Preferred   Paid-in     8% Preferred    Paid-in         Series 1
                                                                    Capital                     Capital    8% Conv. Preferred

                                                 # of       Par                # of      Par                # of       Par
                                                Shares     Value    Class A   Shares    Value   Class B    Shares     Value

Common Stock issued in exchange for
 equipment in March 1990 at no
  par value                                          --  $     --  $     --       --   $   --   $     --        --  $    --

Capital contributions April 1990                     --        --        --       --       --         --        --       --
Net (loss) for the period from
 March 15, 1990 (date of
 inception) to December 31, 1990                     --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - December 31, 19900                         --        --        --       --       --         --        --       --

Capital contributions July 1991                      --        --        --       --       --         --        --       --
Capital contributions September
 1991                                                --        --        --       --       --         --        --       --
Capital contributions October 1991                   --        --        --       --       --         --        --       --
Net (loss) for the year ended
 December 31, 1991                                   --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - December 31, 1991                          --        --        --       --       --         --        --       --
Capital contributions                                --        --        --       --       --         --        --       --
Net (loss) for the year ended
 December 31, 1992                                   --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - December 31, 1992                          --        --        --       --       --         --        --       --

Net (loss) for the year ended
 December 31, 1993                                   --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - December 31, 1993                          --        --        --       --       --         --        --       --

Reorganization                                    2,500        --     2,500    1,070       --    107,000        --       --
Net Proceeds from Initial Public
 Offering - First Quarter 1994, at
 $5.00 Per Unit, Less Issuance Cost                  --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Third Quarter 1994                  --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Fourth Quarter 1994                 --        --        --       --       --         --        --       --
Net (loss) for the year ended
  December 31, 1994                                  --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - December 31,  1994                      2,500        --     2,500    1,070       --    107,000        --       --

Private Placement - Common  Stock at
 $3.00 Per Share, Less Issuance Costs                --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - First Quarter 1995                  --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options and issuance of
 Apotex stock - Second Quarter 1995                  --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Third Quarter 1995                  --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Fourth Quarter 1995                 --        --        --       --       --         --        --       --
Net (loss) for the year ended
 December 31, 1995                                   --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - December 31, 1995 -
 Forward                                          2,500  $     --     2,500    1,070   $   --   $107,000        --  $    --


See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                                      Class A     Additional       Class B    Additional         Class C
                                                 Voting Preferred   Paid-in     8% Preferred    Paid-in         Series 1
                                                                    Capital                     Capital    8% Conv. Preferred

                                                 # of       Par                # of      Par                # of       Par
                                                Shares     Value    Class A   Shares    Value   Class B    Shares     Value

Balance - December 31, 1995 -
 Forwarded                                        2,500  $     --     2,500    1,070   $   --   $107,000        --  $    --


Private Placement - Common Stock at
 $3.00 Per Share, Less Issuance Costs                --        --        --       --       --         --        --       --
Private Placement - Petron at $.38
 per Share                                           --        --        --       --       --         --        --       --
Private Placement - Series 1 Preferred
 Stock at $100 per Share, Less
 Issuance Cost                                       --        --        --       --       --         --    22,500       --
Private Placement - Series 2 Preferred
 Stock at $100 per Share, Less
 Issuance Cost                                       --        --        --       --       --         --        --       --
Conversion of Preferred Stock                        --        --        --       --       --         --   (21,000)      --
Conversion of Debt to Equity at $.25
 Per Share                                           --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified Stock
 Options  - Second Quarter 1996                      --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Third Quarter 1996                  --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Fourth Quarter 1996                 --        --        --       --       --         --        --       --
Cancellation of Apotex Stock                         --        --        --       --       --         --        --       --
Ocean Marine Settlement at $1.31
 per Share                                           --        --        --       --       --         --        --       --
Net (loss) for the year                              --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - December 31, 1996                       2,500        --     2,500    1,070       --    107,000     1,500       --

Private Placement - Series 2
 Preferred at $100 per Share -
 First Quarter 1997                                  --        --        --       --       --         --        --       --
Conversion of Series 1
 Preferred Stock at $1.25 per
 Share - First Quarter 1997                          --        --        --       --       --         --    (1,500)      --
Conversion of Series 2
 Preferred Stock at $.05 per
 Share - First Quarter                               --        --        --       --       --         --        --       --
Conversion of Dr. Pandey's
 Preferred Stock & Debt to
 Equity at $.0625 per Share -
 First Quarter                                       --        --        --   (1,070)      --   (107,000)       --       --
Private Placement - Common Stock
 At $.05 per Share                                   --        --        --       --       --         --        --       --
Excess of Fair Market Value
 Over Option Price of
 Non-Qualified Stock Options
 Exercised First Quarter 1997                        --        --        --       --       --         --        --       --
Excess of Fair Market Value
 Over Option Price of
 Non-Qualified Stock Options
 Exercised Third Quarter 1997                        --        --        --       --       --         --        --       --
Stock Option Grants                                  --        --        --       --       --         --        --       --
Net (loss) for the Year                              --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - December 31, 1997                       2,500  $     --  $  2,500       --   $   --   $     --        --  $    --
                                                =======  ========  ========  =======   ======   ========  ========  =======




See Accompanying Notes to Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                         Class C      Additional  Xechem, Inc.    Xechem International  Additional (Deficit)
                                        Series 2       Paid-in    Common Stock        Common Stock       Paid-in  Accumulated
                                Voting Conv.Preferred  Capital                                            Capital  During the
                                     # of      Par                # of       Par      # of       Par               Development
                                    Shares    Value   Class C    Shares     Value    Shares     Value      Common     Stage
Common Stock issued in exchange for
 equipment in March 1990 at no
  par value                             --  $    --  $     --       100  $125,000        --  $      --  $       --  $        --
Capital contributions April 1990        --       --        --        --        --        --         --     170,000           --
Net (loss) for the period from
 March 15, 1990 (date of
 inception) to December 31, 1990        --       --        --        --        --        --         --          --     (159,271)
                                 ---------  -------  --------  --------  --------  --------  ---------  ----------    ---------

Balance - December 31, 19900            --       --        --       100   125,000        --         --     170,000     (159,271)

Capital contributions July 1991         --       --        --        --        --        --         --      95,971           --
Capital contributions September
 1991                                   --       --        --        --        --        --         --      50,172           --
Capital contributions October 1991      --       --        --        --        --        --         --      25,000           --
Net (loss) for the year ended
 December 31, 1991                      --       --        --        --        --        --         --          --     (357,390)
                                 ---------  -------  --------  --------  --------  --------  ---------  ----------    ---------

Balance - December 31, 1991             --       --        --       100   125,000        --         --     341,143     (516,661)
Capital contributions                   --       --        --        --        --        --         --      95,000           --
Net (loss) for the year ended
 December 31, 1992                      --       --        --        --        --        --         --          --     (487,301)
                                 ---------  -------  --------  --------  --------  --------  ---------  ----------    ---------

Balance - December 31, 1992             --       --        --       100   125,000        --         --     436,143   (1,003,962)

Net (loss) for the year ended
 December 31, 1993                      --       --        --        --        --        --         --          --     (819,816)
                                 ---------  -------  --------  --------  --------  --------  ---------  ----------    ---------

Balance - December 31, 1993             --       --        --       100   125,000        --         --     436,143   (1,823,778)


Reorganization                          --       --        --      (100) (125,000) 4,370,500        43  13,840,487           --
Net Proceeds from Initial Public
 Offering - First Quarter 1994, at
 $5.00 Per Unit, Less Issuance Cost     --       --        --        --        --  1,150,000        12   4,542,670           --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Third Quarter 1994     --       --        --        --        --   105,000          1       1,049           --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Fourth Quarter 1994    --       --        --        --        --   105,000          1      50,060           --
Net (loss) for the year ended
  December 31, 1994                     --       --        --        --        --        --         --          --  (14,316,193)
                                 ---------  -------  --------  --------  --------  --------  ---------  ----------  -----------

Balance - December 31,  1994            --       --        --        --        --  5,730,500        57  18,870,409  (16,139,971)

Private Placement - Common  Stock at
 $3.00 Per Share, Less Issuance Costs   --       --        --        --        --   118,778          2     388,887           --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - First Quarter 1995     --       --        --        --        --    30,000         --     328,125           --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options and issuance of
 Apotex stock - Second Quarter 1995     --       --        --        --        --   674,700          7     980,806           --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Third Quarter 1995     --       --        --        --        --    24,500         --    (260,612)          --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Fourth Quarter 1995    --       --        --        --        --     5,000         --      40,624           --
Net (loss) for the year ended
 December 31, 1995                      --       --        --        --        --        --         --          --   (3,133,348)
                                 ---------  -------  --------  --------  --------  --------  ---------  ----------   ----------

Balance - December 31, 1995 -
 Forward                                --  $    --  $     --        --  $     --  6,583,478 $      66 $20,348,239 $(19,273,319)


See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------



                                         Class C       Additional  Xechem, Inc.    Xechem International  Additional (Deficit)
                                        Series 2         Paid-in   Common Stock        Common Stock        Paid-in Accumulated
                                  Voting Conv. Preferred Capital                                          Capital  During the
                                     # of      Par                # of       Par      # of       Par               Development
                                    Shares    Value   Class C    Shares     Value    Shares     Value      Common     Stage

Balance - December 31, 1995 -
 Forwarded                              --  $    --  $       --       --  $     --   6,583,478 $     66 $20,348,239  $(19,273,319)

Private Placement - Common Stock at
 $3.00 Per Share, Less Issuance Costs   --       --          --       --        --     163,333        1      52,784            --
Private Placement - Petron at $.38
 per Share                              --       --          --       --        --     260,000        1     100,000            --
Private Placement - Series 1 Preferred
 Stock at $100 per Share, Less
 Issuance Cost                          --       --   2,137,500       --        --      12,500       --      28,125            --
Private Placement - Series 2 Preferred
 Stock at $100 per Share, Less
 Issuance Cost                      10,000       --     882,440       --        --          --       --          --            --
Conversion of Preferred Stock           --       --  (1,995,000)      --        --   1,673,583       16   1,966,840            --
Conversion of Debt to Equity at $.25
 Per Share                              --       --          --       --        --   1,477,745       15     369,422            --
Excess of Fair Market Value over
 Option Price of Non-Qualified Stock
 Options  - Second Quarter 1996         --       --          --       --        --       2,000       --       4,625            --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Third Quarter 1996     --       --          --       --        --         600       --         564            --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Fourth Quarter 1996    --       --          --       --        --      51,600        1      13,205            --
Cancellation of Apotex Stock            --       --          --       --        --     (75,000)      --          --            --
Ocean Marine Settlement at $1.31
 per Share                              --       --          --       --        --      25,000       --      32,812            --
Net (loss) for the year                 --       --          --       --        --          --       --          --    (3,174,205)
                                 ---------  -------  ----------  -------  -------- ----------- -------- -----------  ------------

Balance - December 31, 1996         10,000  $    --  $1,024,940       --  $     --  10,174,839      100 $22,916,616  $(22,447,524)

Private Placement - Series 2
 Preferred at $100 per Share -
 First Quarter 1997                 12,500       --   1,250,000       --        --          --       --          --            --
Conversion of Series 1
 Preferred Stock at $1.25 per
 Share - First Quarter 1997             --       --    (142,500)      --        --     120,000        1     142,499            --
Conversion of Series 2
 Preferred Stock at $.05 per
 Share - First Quarter             (22,500)      --  (2,132,440)      --        --  45,000,000      450   2,131,180            --
Conversion of Dr. Pandey's
 Preferred Stock & Debt to
 Equity at $.0625 per Share -
 First Quarter                          --       --          --       --        --  19,430,400      194   1,214,257            --
Private Placement - Common Stock
 At $.05 per Share                      --       --          --       --        --  45,020,000      451   2,290,549            --
Excess of Fair Market Value
 Over Option Price of
 Non-Qualified Stock Options
 Exercised First Quarter 1997           --       --          --       --        --     125,000        1      31,249            --
Excess of Fair Market Value
 Over Option Price of
 Non-Qualified Stock Options
 Exercised Third Quarter 1997           --       --          --       --        --         600       --         246            --
Stock Option Grants                     --       --          --       --        --          --       --      16,000            --
Net (loss) for the Year                 --       --          --       --        --          --       --          --    (5,281,552)
                                 ---------  -------  ----------  -------  -------- ----------- -------- -----------  ------------

Balance - December 31, 1997             --  $    --  $       --       --  $     -- 119,870,839    1,197 $28,742,596  $(27,729,076)
                                 =========  =======  ==========  =======  ======== =========== ======== ===========  =============




See Accompanying Notes to Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                         March 15,
                                                                      1990 (Date of
                                                   Years  ended        Inception) to
                                                   December 31,        December 31,
                                               1 9 9 7      1 9 9 6       1 9 9 7
                                               -------      -------       -------

Operating Activities:
  Net (Loss)                                $(5,281,552) $(3,174,205)  $(27,729,076)
                                            -----------  -----------   ------------
  Adjustments to Reconcile Net (Loss) to Net Cash
   Provided (Used) by Operating Activities:
   Depreciation                                 150,026      124,882        372,077
   Amortization                                  80,445       77,470        469,164
   (Gain)/Loss on Sale of Assets                  6,000       (1,089)         5,609
   Interest and Compensation Expense in
     Connection with Issuance of Equities        46,240      118,227     14,259,740
   Write Down of Inventory                    1,020,000           --      1,020,000
   Write Down of Intangibles                    517,000           --        517,000

  Changes in Assets and Liabilities
   (Increase) Decrease in:
     Accounts Receivable                        (61,108)       6,895        (66,229)
     Inventory                                  165,398     (541,304)    (1,231,507)
     Prepaid Expenses                            18,410       91,582       (117,741)
     Other Current Assets                      (115,000)      60,909       (106,022)
     Deposits                                     1,650       (1,650)       (20,517)
     Organizational Costs                            --           --        (13,828)
     Other Assets                                    --        2,250         (1,592)

   Increase (Decrease) in:
     Accounts Payable                           (59,745)     131,937        503,532
     Accrued Interest Payable, Other Current
      Liabilities and Due to Related Parties        807       65,201        125,925
     Accrued Expenses                           (39,720)      99,451        162,274
                                            -----------  -----------   ------------

   Total Adjustments                          1,730,403      234,761     15,877,885
                                            -----------  -----------   ------------

  Net Cash (Used) by Operating
   Activities - Forward                      (3,551,149)  (2,939,444)   (11,851,191)
                                            -----------  -----------   ------------

Investing Activities:
  Patent Issuance Costs                        (294,875)    (168,122)      (548,174)
  Purchases of Equipment and
   Leasehold Improvements                      (275,808)    (264,212)    (1,911,219)
  Proceeds from Sale of Assets                    2,000       17,500         28,700
  Purchase of Marketable Securities                               --     (1,476,449)
  Proceeds from Sale of Marketable Securities        --           --      1,476,449
                                             ----------  -----------   ------------

  Net Cash (Used) by Investing
   Activities - Forward                     $  (568,683) $  (414,834)  $ (2,430,693)

See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                         March 15,
                                                                      1990 (Date of
                                                   Years  ended        Inception) to
                                                   December 31,        December 31,
                                               1 9 9 7      1 9 9 6       1 9 9 7
                                               -------      -------       -------

  Net Cash (Used) by Operating
   Activities - Forwarded                   $(3,551,149) $(2,939,444)  $(11,851,191)
                                            -----------  -----------   ------------

  Net Cash (Used) by Investing
   Activities - Forwarded                      (568,683)    (414,834)    (2,430,693)
                                            -----------  -----------   ------------

Financing Activities:
  Proceeds from Note Payable - Bank                  --           --       (390,000)
  Proceeds from Related Party Loans                  --      155,000      1,294,582
  Proceeds from Borrowings Under
   Line of Credit                                    --           --      1,365,000
  Proceeds from Notes Payable                    13,300           --        458,300
  Proceeds from Interim Loans                   280,000       55,000      1,250,295
  Proceeds from Bridge Financing                     --      265,000        640,000
  Capital Contribution                               --           --         95,000
  Payments on Interim Loans                          --      (55,000)      (305,000)
  Payments on Notes Payable                          --           --       (520,000)
  Payment on Stockholder Loans                       --           --       (207,037)
  Payment of Line of Credit                          --           --       (975,000)
  Proceeds from Issuance of Common Stock      2,291,000      152,784      7,375,343
  Proceeds from Issuance of Class C
   Series 1 Preferred Stock                          --    2,109,347      2,109,347
  Proceeds from Issuance of Class C
   Series 2 Preferred Stock                   1,249,190      882,440      2,131,630
  Proceeds from Exercise of Options               1,256          552         10,250
                                            -----------  -----------   ------------

  Net Cash - Financing Activities             3,834,746    3,565,123     14,332,710
                                            -----------  -----------   ------------

  Net Increase (Decrease) in Cash
   And Cash Equivalents                        (285,086)     210,845         50,826

Cash and Cash Equivalents -
  Beginning of Periods                          335,912      125,067             --
                                            -----------  -----------   ------------

  Cash and Cash Equivalents -
   End of Periods                           $    50,826  $   335,912   $     50,826
                                            ===========  ===========   ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest - Related Party                 $        --  $    20,641   $    104,992
   Interest - Other                         $        --  $     2,347   $    133,818
   Income Taxes                             $        --  $        --   $         --

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
  See Note 5.

See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



(1) Description of Business and Summary of Significant Accounting Policies

Xechem International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc. and XetaPharm, Inc. (collectively the "Company") is engaged in research and technology development with respect to the production of generic and proprietary drugs from natural sources. Research and development efforts focus principally on anti-fungal, anti-cancer, anti-viral (including anti-AIDS) and anti-inflammatory compounds, as well as anti-aging and memory enhancing compounds. The Company is particularly committed to developing drugs from sources derived from Chinese and Indian folklore and niche generic anti-cancer drugs developed by fermentation or from other natural processes. Additionally, the Company provides technical and analytical laboratory services including the testing of chemicals, cosmetics, food and household and pharmaceutical products on a contract basis. The Company also provides consulting services for development and pilot-plant production of pharmaceuticals for companies on a contract basis. The Company also develops and markets a natural food and dietary supplement line of products.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Xechem International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc., and XetaPharm, Inc. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. At December 31, 1997, the Company had no cash equivalents.

Inventory - Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventory at December 31, 1997 is principally comprised of raw materials and finished goods of XetaPharm's dietary supplement products.

At December 31, 1996, inventory was principally comprised of work-in-process paclitaxel, an anti-cancer compound used for the treatment of refactory ovarian and breast cancer. Although the Company has isolated paclitaxel in a substantially pure state, there can be no assurance that such compound will pass the necessary regulatory requirements for approval for sale in the United States or abroad. In addition, Bristol-Myers Squibb Company maintains a dominant market share in the paclitaxel business and may choose to take legal action to impair the entry of additional competitors in the market, such as by alleging infringement on certain patents. Also, although the Company anticipates that it will be able to submit an Abbreviated New Drug Application ("ANDA") for paclitaxel immediately upon the expiration of Bristol-Myers' exclusive period, as extended, (December 29, 2001), the Company does not yet have all of the data for such ANDA and there can be no assurance that the Company will be able to file the ANDA at that time. Although the Company has the capability to, and may, sell paclitaxel for research purposes, to date, the Company has not received any revenues from sales of paclitaxel for human consumption and has received only minimal revenues from other product sales or sales of paclitaxel for research and development. As a result, during 1997, the Company determined to write off its crude paclitaxel, work-in-process paclitaxel and finished (pure) paclitaxel inventory in the amount of $1,020,000.

Impairment - Long-lived assets of the Company are reviewed at least annually as to whether their carrying value has become impaired pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires long-lived assets, if impaired, to be remeasured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives. During 1997, in conjunction with its determination to write off paclitaxel inventory, the Company charged a total of $517,000 for prior years' patent and trademark costs to operations.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(1) Description of Business and Summary of Significant Accounting Policies (Continued)

Equipment and Leasehold Improvements - All material expenditures for betterments and additions are capitalized at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation and amortization are provided for financial reporting purposes on the basis of the various estimated useful lives of the assets, using the straight-line method over periods ranging from 3 to 15 years. Depreciation and amortization expense for equipment and leasehold improvements for the years ended December 31, 1997 and 1996 was $230,471 and $202,352, respectively.

Revenue Recognition - The Company records revenue when all contracted services have been performed and product has been shipped to the customer.

Research and Development Costs - Expenditures for research and development activities are charged to operations as incurred.

Stock Issued to Employees - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" on January 1, 1996 for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" for financial reporting purposes.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Also, as more fully described under the equipment and leasehold improvements, the Company's policy is to depreciate and amortize the net book value of such assets ($1,635,431) over their respective remaining useful lives. It is reasonably possible that the Company's estimate that the carrying amount of such assets will be recoverable from future operations will change in the near term given the uncertainty about the Company's ability to continue as a going concern as more fully discussed in Note 3.

Advertising - The Company's policy is to expense advertising costs as incurred. Advertising costs for 1997 were approximately $101,000 and insignificant in 1996.

Loss Per Share - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 simplifies the earnings per share ("EPS") calculations previously required by Accounting Principles Board ("APB") Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company has adopted SFAS No. 128 in these financial statements. Basic EPS is based on average common shares outstanding and diluted EPS includes the effects of potential common stock, such as, options and warrants, if dilutive. The Company has potentially dilutive securities that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented. Such securities may dilute EPS in future years.

Patent Issuance Costs - The cost of patents is amortized on a straight-line basis over the estimated economic life of 15 years.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(1) Description of Business and Summary of Significant Accounting Policies (Continued)

Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company maintains cash balances at three different financial institutions in New Jersey. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1997, the Company had no uninsured cash balances.

The Company performs certain credit evaluation procedures and does not require collateral on accounts receivable and other financial instruments. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that it has no accounts receivable credit risk exposure.

(2) Development Stage Activities and Operations

For the period from the incorporation of Xechem Inc. to date, the Company has been a "development stage enterprise." Operations have consisted primarily of financial planning, raising capital, and research and development activities. The Company has produced minimal revenues since its inception, incurred a net loss of $5,281,552 and $3,174,205 for the years ended December 31, 1997 and 1996, respectively, and has accumulated a deficit since inception (March 15, 1990) of $27,729,076. The Company has financed research and development activities principally through capital contributions and loans made by its stockholders and other investors, banks, and through an initial public offering and private placement of its securities (See Notes 4, 5, 6, 7, 9, 10 and 11).

(3) Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, the Company has incurred net losses of $5,281,552 and $3,174,205 for the years ended December 31, 1997 and 1996, respectively; has accumulated a deficit since inception (March 15, 1990) of $27,729,076; and has a cumulative negative cash flow from operations since inception amounting to $11,851,191. As discussed in Note 2, the Company is in the development stage and has realized minimal revenues since its inception. The Company's research and development activities are at an early stage and the time and money required to develop the commercial value and marketability of the Company's proposed products cannot be estimated. The Company expects research and development activities to continue to require significant cash expenditures for an indefinite period in the future. The Company is in arrears with respect to rental payments on its facilities (See Note 12B). The Company's principal revenues have been contract research and testing and consulting services for other companies, which are not expected to continue and which have historically been minimal. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern.

To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, introduce, and market its potential pharmaceutical products. No assurance can be given that the Company's product research and development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any products, if developed and introduced, will be successfully marketed or achieve market acceptance.

The Company has been substantially dependent on funds received under the Blech Purchase Agreement (See Note 4). Subsequent to December 31, 1997, Mr. Blech and his designees have purchased the remaining securities subject to the Blech Purchase Agreement (See Note 19).

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(3) Going Concern (Continued)

The Company continues to make strides in attaining self-sufficiency. During the year, the Company has cut administrative expenses and reduced its monthly cash requirements. At the same time, the Company is exploring a joint venture agreement with two European companies for the sale of bulk paclitaxel. In addition, the Company is actively moving forward toward the completion of a private placement memorandum for the sale of $2,750,000 of common stock at $.01 per share. As of March 20, 1998, a total of $75,545 has been raised (See Note
19).

There can be no assurance that management's plans to obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

(4) Blech Purchase Agreement

On November 18, 1996, the Company entered into and closed the initial stage of a stock purchase agreement (the "Blech Purchase Agreement") with David Blech and/or his designees ("Blech") providing for the sale of up to 55,000 shares of Class C Series 2 Voting Cumulative Preferred Stock (the "Series 2 Preferred Shares") for a purchase price of $100 per share ($5,500,000 in the aggregate), or the underlying shares of Common Stock. Subsequent to December 31, 1996, the Blech Purchase Agreement was amended to extend the purchase period. Through December 31, 1997, Blech purchased 95,620,000 shares of Common Stock for a total of $4,781,000. Subsequent to December 31, 1997, Blech purchased 14,380,000 shares of Common Stock for a total of $719,000. This completed the obligations under the Blech Purchase Agreement. (See Note 18).

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

(5) Capital Transactions

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

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(5) Capital Transactions (Continued)

(C) In April 1995, the Company issued 100,000 shares of its Common Stock to Apotex U.S.A., Inc. pursuant to a series of agreements for the development, manufacture and marketing of paclitaxel and bleomycin. In September 1995, the agreements were restructured, all prior agreements between Apotex and Xechem were terminated, and in May 1996, Apotex returned to the Company 75,000 of the 100,000 shares of Common Stock.

(D) In connection with the Company's initial public offering in May 1994, the underwriter received options to purchase 550,000 shares of Common Stock at an exercise price of $.01 per share. These options were exercised, and the resulting Common Stock was registered in June 1995.

(E) In the fourth quarter 1995 and the first quarter 1996, under the terms of a Private Placement Memorandum (see Note 7), 178,166 and 20,000 common shares were issued which were offset by the return of 59,388 and 6,667 common shares, respectively, by the major stockholder (Dr. Pandey). In a subsequent agreement with one of the investors (who purchased 150,000 of the 198,166 shares issued in the private offering), an additional 150,000 common shares were issued for no additional cash in December, 1996.

(F) On March 26, 1996, the Company entered into an agreement with a new placement agent for a non-public offering to issue Class C Series 1 Preferred Stock at $100 per share convertible into Common Stock, at any time following 60 days from issuance, together with demand registration rights for the Common Stock. The Class C Series 1 Preferred Stock is entitled to an 8% cumulative dividend, and must convert to Common Stock at maturity (one year following issuance). The conversion price of the Class C Series 1 Preferred Stock is subject to a floor of $1.25 per share and ceiling, as amended, of $2.75 per share. In March 1996, the Company received a gap loan of $400,000 from an entity, which converted the principal amount of the loan to Class C Series 1 Preferred Stock, with interest on the loan payable totaling 12,500 shares of the Company's Common Stock. In April 1996, the Company received $1,850,000, before commissions, from this offering. In the year 1996, 21,000 shares of Class C Series 1 Stock were converted into 1,673,583 shares of Common Stock at a conversion price ranging from $1.25 - $1.70 per share In January 1997, 1,500 shares of Class C Series 1 Stock were converted into 120,000 shares of Common Stock at a conversion price of $1.25 per share. This transaction completed the conversion of all 22,500 shares of Class C Series 1 Stock into 1,793,583 shares of Common Stock at a conversion price ranging from $1.25 - $1.70 per share.

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

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(5) Capital Transactions (Continued)

(H) (Continued) On September 5, 1996, XetaPharm and the Company each received the initial payment of $50,000 and Petron acquired 125,000 shares of the Company's Common Stock and an 8.3% minority interest in XetaPharm. Petron defaulted on its payments of $100,000 to XetaPharm due September 30, 1996 and $50,000 to the Company due October 1, 1996. On October 14, 1996, the Company notified Petron that, due to non-payment of amounts due under the MOU, the MOU was terminated.

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

(J) On January 15, 1997, at a Special Meeting of Shareholders, approval was received to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 to 247,000,000 and the Company subsequently amended its Certificate of Incorporation to reflect the cancellation of all the Series 1, Series 2 and Series 3 Class C Preferred Stock which had been converted into Common Stock.

(K) Blech Purchase Agreement - See Note 4.

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

In February 1997, in accordance with the terms of the Blech Purchase Agreement, Dr. Pandey converted his Class B 8% Preferred Stock and notes receivable into 12,144 shares of Class C Series 3 Preferred Shares for a price of $100 per share. Subsequently, these shares were converted into 19,430,400 shares of Common Stock at a conversion price of $.0625 per common share.

In March 1997, in accordance with the terms of the Blech Purchase Agreement, two other trusts, not otherwise affiliated with Blech, each purchased 5,000,000 shares of Common Stock at a price of $.05 per common share.

In April 1997, under the terms of the Blech Purchase Agreement, David Blech purchased 5,000,000 shares of Common Stock at a price of $.05 per common share.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(5) Capital Transactions (Continued)

(K) Blech Purchase Agreement (Continued) - In August, 1997, under the terms of the Blech Purchase Agreement, the Trust and five individuals, not otherwise affiliated with Blech, purchased 1,500,000 and 25,320,000 shares of Common Stock, respectively, at a price of $.05 per common share.

In November 1997, under the terms of the Blech Purchase Agreement, an individual, not otherwise affiliated with Blech, purchased 500,000 shares of Common Stock at a price of $.05 per common share.

In December 1997, under the terms of the Blech Purchase Agreement, four individuals, not otherwise affiliated with Blech, purchased 2,700,000 shares of Common Stock at a price of $.05 per common share.

(6)  Initial Public Offering

In May, 1994, the Company successfully completed a public offering of its securities which resulted in net proceeds of $5,002,500 before giving effect to offering expenses of $459,830.

(7) Private Placement Memorandum

On March 29, 1995, Kensington Wells, Inc. ("broker/dealer"), the underwriter of the Company's initial public offering, signed a letter of intent in which it agreed to act as a placement agent in a best efforts private offering of the Company's Common Stock. A total of $594,500 was raised, before offering costs, and the Company closed the offering on February 15, 1996. A total of 348,166 shares of Common Stock were issued in this offering. Concurrent with the offering, Dr. Pandey's agreed to return a certain number of Common Stock held by him. As a result of such agreement, 66,055 shares of Common Stock were returned to the Company and canceled.

(8) Income Taxes

Income taxes are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Prior to the consummation of the Public Offering (See Note 6), the Company was an "S" corporation and, as such, losses incurred from date of inception to April 26, 1994 were not available to the Company as tax loss carryforwards.

Since  April  26,  1994,  the  Company  has   approximate   net  operating  loss
carryforwards as follows:

           Amount                              Expiration Date

         $3,175,000                                 2009
         3,150,000                                  2010
         3,250,000                                  2011
         3,750,000                                  2012

SFAS No. 109 requires the establishment of a deferred tax asset attributable to operating loss carryforwards. The deferred tax asset attributable to operating loss carryforwards amounted to approximately $4,665,000 at December 31, 1997, an increase of $1,315,000 over December 31, 1996. However, because the Company's cumulative losses since inception raise questions about the future recoverability of any deferred tax asset established for the Company's tax loss carryforwards, a corresponding valuation allowance of the same amount has been established, pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements. In addition, if a change in control is deemed to have occurred, there may be a possible diminution of any deferred tax asset.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(9) Related Parties

(A) Loans Receivable - Related Parties - In 1997, the Company made a loan totaling $90,000 to Consumers Choice Systems, Inc. ("CCS"), a company engaged in the marketing and distribution of products in the over-the-counter pharmaceutical market. The loan is collateralized by CCS inventory and accounts receivable. The Company has entered into negotiations with CCS in connection with possible distribution of XetaPharm nutraceuticals. CCS is engaged in a private offering of its securities, and upon completion of this offering, The Edward A. Blech Trust would own approximately 30.8% of CCS's common stock. The outstanding balance of the loan at December 31, 1997 was $40,000.

In 1997, the Company made an unsecured loan totaling $70,000 to Margaret Chassman. Ms. Chassman is the wife of David Blech, a principal shareholder of the Company. This balance was outstanding at December 31, 1997.

Demand promissory notes which bear interest at 10% per annum were issued for each of these loans. Accrued interest and interest income amounted to $4,211 at December 31, 1997.

(B) Notes Payable - Related Party - Dr. Pandey had made advances to the Company prior to the Public Offering. The principal amounts advanced (including accrued salary of $110,000) totaled $517,451 at December 31, 1996 and were evidenced by an eight percent (at simple interest) note payable originally due April 25, 1999, to be paid in equal monthly installments, commencing April 25, 1996. However, due to the financial condition of the Company, Dr. Pandey agreed to defer the monthly installments until April 25, 1997 and subsequently converted this debt to equity under the Blech Purchase Agreement. Interest expense on the note amounted to $41,508 for the year ended December 31, 1996.

Additionally, Dr. Pandey had made advances to the Company aggregating $590,000 at December 31, 1996. Such advances were evidenced by eight percent (at simple interest) promissory note due December 31, 1996. Interest expense amounted to $45,419 for the year ended December 31, 1996 (See Notes 4 and 5).

Pursuant to the Blech Agreement (See Note 4), on February 7, 1997, Dr. Pandey exchanged the principal portion of the above described indebtedness along with the 1,070 shares of Class B Preferred Stock for 12,144 shares of Series 3 Preferred Shares. These shares were then converted into 19,430,400 shares of Common Stock at $.0625 per share. At December 31, 1997, the Company was indebted to Dr. Pandey for the accrued interest on the notes totaling $80,611.

(C) Xechem India - The Company currently receives its supplies of plant extracts from India through informal collaborative relationships. Dr. Pandey and his brothers have incorporated a corporation in India ("Xechem India") which will seek to formalize such relationships by obtaining contracts for dependable supplies of plants and other raw materials. Based on its discussions with Indian sources for such materials, the Company believes that an Indian corporation will be able to obtain such contracts on significantly better terms than would a United States-based corporation. During 1997, the Company purchased certain raw materials from Xechem India for $47,000. Xechem India may conduct certain research, manufacturing, and marketing activities in India. Subject to obtaining regulatory approvals in India, Dr. Pandey intends to transfer his interest in Xechem India to the Company for no consideration other than reimbursement of amounts Dr. Pandey advanced for organizational expenses (approximately $5,000 to date). Dr. Pandey's brothers will initially own the remaining equity in Xechem India, some or all of which the Company anticipates will be made available to other, unrelated, persons in India. Both of Dr. Pandey's brothers and Anil Sharma, a chartered accountant, serve as directors of Xechem India. No compensation is paid to Dr. Pandey, his relatives or Mr. Sharma for service as directors of Xechem India.

(D) Consulting - During the year, the Company expensed $68,000 to a consultant as a condition of the Blech Purchase Agreement.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(10) Loans Payable

During 1997, a total of $280,000 had been received from David Blech and five assignees under the terms of the Blech Purchase Agreement. Upon completion of all documentation, these funds will be converted into 5,600,000 shares of Common Stock. At December 31, 1997, outstanding loans amounted to $280,000 (See Note
19B).

(11) Notes Payable

An individual made two loans to the Company during 1996 aggregating $115,000. Each of these loans was evidenced by ten percent and twelve percent (at simple interest) promissory notes due March 1997. Each promissory note was subject to a six month extension, which the Company exercised. In September 1997, these two loans were extended for an additional one year evidenced by 12% (at simple interest) promissory notes. The accumulated interest of $13,300 was also converted into a one year 12% promissory note and accrued interest and interest expense related to these notes amounted to $4,634 at December 31, 1997.

The weighted average interest rate on short-term borrowings as of December 31, 1997 was approximately 12%.

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

(B) Leases - Related Party - The Company leases its operating facilities under an operating lease which began in April 1991 and expires on September 30, 2000. In 1996, Dr. Pandey purchased a 25% beneficial ownership in the lessor as a limited partner in such entity, which may be deemed to be an affiliate of Dr. Pandey. The lease provides the Company with renewal options for three additional five year periods. Management has stated its intention to renew. Rent expense under the operating lease amounted to $96,856 and $108,205 (of which $21,705 is related party) and utility charges relating to common areas amounted to $22,452 and $24,252 for the years ended December 31, 1997 and 1996, respectively. The future minimum payments under non-cancelable operating leases consisted of the following at December 31, 1997:

1998                                            $   117,136
1999                                                117,136
2000                                                 87,853
                                                -----------

  Total Minimum Lease Payments                  $   322,125
  ----------------------------                  ===========

The operating lease also provides for cost escalation payments.

As of December 31, 1997, the Company is in arrears with respect to rental payments in the amount of $40,682.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(12) Commitments and Contingencies (Continued)

(C) Registration Rights - The holders of 111,108,000 shares of Common Stock and options to purchase 1,032,000 shares of Common Stock (including options to purchase 707,000 shares held by Dr. Pandey) are entitled to certain "piggyback" registration rights. Such rights require the Company, if requested by such holders, to register such shares for sale under the Securities Act if the Company files certain other registration statements.

(D) Purchase Commitments - In September, 1994, the Company entered into an agreement with Guizhou Fanya Pharmaceutical Co., Ltd. ("Guizhou"), a Chinese company, for Guizhou to supply to the Company partially processed raw material for paclitaxel. This purchase of the raw material by the Company was contingent upon Guizhou meeting specific contractual criteria which were met in 1995 and the purchases were consummated in 1997 and 1996.

The Company currently buys all of its crude paclitaxel from Guizhou. Although there are a limited number of suppliers of these materials, the Company has come to an agreement with a second supplier and is negotiating with a third supplier on comparable terms to assure there is no delay in manufacturing.

(E) License Agreement - In collaboration with the University of Texas MD Anderson Cancer Center ("MD Anderson"), the Company has developed a novel formulation of paclitaxel. In August 1997, the Company entered into a license agreement with MD Anderson and was granted exclusive worldwide rights to this formulation of paclitaxel. Milestone payments are required under this agreement in the amounts of $25,000 upon each US FDA approval for each licensed product, $50,000 upon regulatory approval for sale of a licensed product in a first non-U.S. country and $25,000 upon the first to issue a U.S. or foreign patent within patent rights. In addition, the Company will pay royalties to M.D. Anderson based on net sales and future minimum annual royalties are as follows:

First Year                                      $    25,000
Second Year                                          35,000
Third Year                                           45,000
Each year for 17 years thereafter                    50,000

(13) Product Development Agreement

In June and August 1993, the Company signed contracts with two scientific institutions in China for the purchase of plant extracts and/or synthetic compounds which are expected to be used in the development of the Company's proposed products. The Company also acquired the exclusive right and ownership (outside of China) of scientific research and development with respect to certain plant extracts and synthetic compounds isolated by the institutions during the term of the contracts. The Company has committed to spend $145,000 ($95,000 has been paid as of December 31, 1997) for the extracts and compounds as long as the institutions are not in default of any of their obligations under the contracts. The contracts also call for royalty payments to be negotiated among the parties if and when products are developed and marketed.

(14) Stock Plan

Effective December 1993, Xechem's then sole stockholder approved the Share Option Plan (the "Plan"), providing for the issuance to employees, consultants, and directors of options to purchase up to 200,000 shares of Common Stock. The Company assumed Xechem's obligations under the Plan at the time of the reorganization into Xechem International, Inc.. At the May 26, 1995, June 25, 1996 and June 11, 1997 annual meetings of stockholders, an amended and restated Stock Option Plan was adopted whereby the number of shares of Common Stock that could be issued under the Plan was increased to 2,600,000 shares. The Plan provides for the grant to employees of incentive stock options ("ISOs") and non-qualified stock options.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(14) Stock Plan (Continued)

The Plan is administered by the Board of Directors or a committee which has the power to determine eligibility to receive options and the terms of any options granted, including the exercise or purchase price, the number of shares subject to the options, the vesting schedule, and the exercise period. The exercise price of all ISOs granted under the Plan must be at least equal to the fair market value of the shares of Common Stock on the date of the grant. With respect to any participant who owns stock possessing more than 10% of the voting power of the Company's outstanding capital stock, the exercise price of any ISO granted must equal at least 110% of the fair market value on the grant date and the maximum exercise period of the ISO must not exceed five years. The exercise period of any other options granted under the Plan may not exceed 11 years (10 years in the case of ISOs). Options begin vesting after one year from the grant date at a rate of 20% per year. In December 1997, an exception was made so that 780,000 options granted on December 2, 1997 will begin vesting after one year from the grant date at a rate of 33 1/3% per year.

The Plan will terminate in December 2003, ten years after the date it was first approved, though awards made prior to termination may expire after that date, depending on when granted.

For options whose exercise price equaled the market price, the weighted average exercise price is $0.25 and $0 and the weighted average fair value of options is $0.27 and $0 for the years ended December 31, 1997 and 1996, respectively.

For options whose exercise price exceeded the market price, the weighted average exercise price is $0.55 and $1.60 and the weighted average fair value of options is $0.52 and $1.20 for the years ended December 31, 1997 and 1996, respectively.

A summary of stock option activity under all plans is as follows (shares in thousands):

                                      1 9 9 7                  1 9 9 6
                              ----------------------     -------------
                                          Weighted-                 Weighted-
                                           Average                   Average
                               Shares  Exercise Price    Shares  Exercise Price

Outstanding on January 1,        369      $ 2.16            194     $ 3.59

Granted                        1,421        0.50            272       1.88
Exercised                          1        0.01              4       0.01
Forfeited/Expired                106        2.92             93       4.38
                              ------      ------         ------     ------

  Outstanding on December 31,  1,683      $ 0.44            369     $ 2.16
  --------------------------- ======      ======         ======     ======

  Exercisable on December 31,    113      $ 0.17
  --------------------------- ======      ======

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(14) Stock Plan (Continued)

The following table summarizes information about stock options at December 31,1997 (shares in thousands):
                       Outstanding Stock Options      Exercisable Stock Options
                             Weighted-
                              Average       Weighted
  Range of                   Remaining       Average          Weighted-Average
Exercise Prices   Shares Contractual Life Exercise Price Shares Exercise Price

$0.01 to 0.26        481         8.2         $  0.21        113    $  0.17
$0.27 to 0.50        422         9.5         $  0.34         --    $    --
$0.56 to 1.00        780         9.5         $  0.66         --    $    --
                  ------     -------         -------     ------    -------

  Totals           1,683         9.1         $  0.44        113    $  0.17
  ------          ======     =======         =======     ======    =======

Compensation cost recognized in income was $16,000 and $-0- for the years ended December 31, 1997 and 1996, related to the stock option plan.

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

Year Ended December 31                        1 9 9 7       1 9 9 6
----------------------                        -------       -------
Net Loss:
  As Reported                               $   (5,282)  $    (3,174)
  Pro Forma                                 $   (5,931)  $    (3,799)
Net Loss Per Share:
  As Reported                               $    (0.06)  $     (0.45)
  Pro Forma                                 $    (0.06)  $     (0.51)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively; dividend yields of $-0- for each year, expected volatility of approximately 272% and 80% for 1997 and 1996, respectively, risk-free interest rates of 6.1 and 6.5 percent; and expected lives of 5 and 10 years for 1997 and 1996, respectively. The weighted-average fair value of options granted was $0.49 and $2.30 for the years ended December 31, 1997 and 1996, respectively.

(15) Description of Securities

The authorized capital stock of the Company at December 31, 1997 consisted of 247,000,000 shares of Common Stock, par value $.00001 per share, 2,500 shares of Class A Preferred Stock, par value $.00001 per share, 1,150 shares of 8% Preferred Stock, par value $.00001 per share, and 2,996,350 shares of Class C Preferred Stock, par value $.00001 per share.

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

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(15) Description of Securities (Continued)

(B) Class A Voting Preferred Stock - There are currently outstanding 2,500 shares of Class A Preferred Stock. The holder of the Class A Preferred Stock is entitled to receive dividends of $.00001 per share, and $.00001 per share in liquidation, before any dividends or distributions on liquidation, respectively, may be paid to the holders of Common Stock. The holder of the Class A Preferred Stock is entitled to cast 1,000 votes per share on each matter presented to stockholders of the Company, voting together as a single class with the holders of the Common Stock, except as may be required by the Delaware General Corporation Law, and except that the affirmative vote or consent of the holder of a majority of the outstanding Class A Preferred Stock is required to approve any action to increase the number of authorized shares of Class A Preferred
Stock, to amend, alter, or repeal any of the preferences of the Class A Preferred Stock, or to authorize any reclassification of the Class A Preferred Stock. Dr. Pandey owns all of the outstanding Class A Preferred Stock. The Company may redeem the Class A Preferred Stock for $.00001 per share at any time after May 3, 2009, however, pursuant to the private offering of the Company's Common Stock in 1995 and 1996, Dr. Pandey agreed with the underwriter to redeem the Class A Preferred Stock in 1999.

(C) Class B 8% Preferred Stock - At December 31, 1997, there were no outstanding shares of 8% Preferred Stock with a liquidation preference of $100 per share. In February 1997, in accordance with the Blech Agreement, 1,070 shares of 8% Preferred Stock owned by Dr. Pandey was redeemed by the Company at the liquidation preference price of $107,000. A total of 1,712,000 shares of Common Stock were issued at a price of $.0625 per share. The 8% Preferred Stock is entitled to cumulative dividends on the liquidation preference at the rate of 8% per annum, payable quarterly. The 8% Preferred Stock may be redeemed at any time, in whole or in part, at the option of the Company for a redemption price equal to the liquidation preference plus accrued and unpaid dividends. After the fifth anniversary of issuance, the holders of 8% Preferred Stock may, at each holder's option, convert such 8% Preferred Stock into Common Stock at a conversion price equal to $5.00 per share; provided that if a change in control has occurred such shares may be converted, regardless of whether five years have elapsed at a conversion price equal to the least of (i) $5.00, (ii) 25% of the then-current market price of the Common Stock or (iii) the lowest price paid by the hostile acquiror within the one year preceding the change in control. The 8% Preferred Stock has no voting rights except for extraordinary corporate actions such as mergers, consolidation, or sales of substantially all the assets of the Company, which will require the affirmative vote or consent of the holders or majority of such shares, and except as may be required by law.

(D) Class C Preferred Stock - The Company's Board of Directors may, without further action by the Company's stockholders, from time to time, issue shares of the Class C Preferred Stock in series and may, at the time of issuance, determine the rights, preferences, and limitations of each series. Any dividend preference of any Class C Preferred Stock which may be issued would reduce the amount of funds available for the payment dividends on Common Stock. Also, holders of the Class C Preferred Stock would normally be entitled to receive a preference payment in the event of any liquidation, dissolution, or winding-up of the Company before any payment is made to the holders of Common Stock. The Board of Directors of the Company, without stockholder approval, may issue the Class C Preferred Stock with voting and conversion rights which could adversely affect the holders of Common Stock. As described in Note 6, in 1996, the Company had authorized the issuance of up to 40,000 shares of Class C Series 1 Preferred Stock, up to 55,000 shares of Class C Series 2 Voting Convertible Preferred Stock and 13,180 shares of Class C Series 3 Voting Convertible Preferred Stock. In March 1997, the Board of Directors approved the retirement of these three series of Class C Preferred Stock. At December 31, 1997, there were no issued and outstanding Class C Preferred Stock.

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

The Warrants were immediately separable from the shares of Common Stock included in the Units in the Public Offering. Each Warrant originally entitled the holder to purchase, at any time until April 26, 1999, one share of Common Stock at an exercise price of $6.00 per share, subject to certain adjustments. As a result of various issuances of Common Stock since April 1994, the exercise price per share has been substantially reduced to a price below $.50 per share and will be subject to further adjustments as additional issuances are made under the Blech Purchase Agreement. The number of shares deliverable on exercise of each warrant increases in proportion to each decrease in the per share exercise price. The Warrants may be exercised in whole or in part. Unless exercised, the Warrants will automatically expire on April 26, 1999, unless extended by the Company.

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

Pursuant to the Warrant Agreement, the Company, by notice to the Warrant Agent, may reduce the exercise price, permanently or for such period as it may determine, or extend the expiration date of the Warrants. The Warrant Agent is required to send a notice of any such change to each registered holder of Warrants. At December 31, 1997, there were 1,150,000 Warrants outstanding.

(16) New Authoritative Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(16) New Authoritative Pronouncements (Continued)

In June 1997, the FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations; financial position or cash flows.

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. The modified disclosure requirements are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

In June  1998,  the  FASB  issued  SFAS  No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. The Company will evaluate the new standard to determine any required new disclosures or accounting.

(17) Fair Value of Financial Instruments

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

In assessing the fair value of these financial instruments, the Company was required to make assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, accounts receivable, related party loan receivable, accounts payable, accrued liabilities and short-term debt (including related party debt), it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities.

(18) Subsequent Events

Blech Purchase Agreement. In accordance with the Blech Purchase Agreement, David Blech or his assignees invested an additional $719,000 into the Company in the three months ended March 20, 1998. For this investment, 14,380,000 shares of Common Stock were or will be issued. This completed the funding requirements under the Blech Purchase Agreement (See Note 4).

(19) Subsequent Events (Unaudited) Subsequent to the Date of the Report of the Independent Auditors

(A) In the four month period ended July 17, 1998, the Company has received an additional $795,545 in funding from David Blech and six non-affiliated individuals. These funds will be converted into equity upon completion of a proposed private offering of the Company's Common Stock.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



(19) Subsequent Events (Unaudited) Subsequent to the Date of the Report of the Independent Auditors (Continued)

(B) Pro Forma - When the (i) Loans Payable of $280,000 (See Note 10), (ii) subsequent funds of $719,000 received under the Blech Purchase Agreement (See
Note 19) and (iii) additional funding of $795,545 received in the four month period ended July 17, 1998 (See Note 19A) are converted into equity, a pro forma balance sheet would be as follows:

                                              Actual                  Pro Forma
                                           December 31,   Effect of   July 17,
                                              1 9 9 7   Transactions   1 9 9 8
                                              -------   ------------   -------

Current Liabilities                         $1,200,034  $ (280,000) $  920,034
Stockholders Equity                          1,017,217   1,794,545   2,811,762
                                            ----------  ----------  ----------

  Totals                                    $2,217,251  $1,514,545  $3,731,796
  ------                                    ==========  ==========  ==========

The effect of the above transactions would be antidilutive and accordingly basic and diluted earnings per share are not shown.





                    .  .  .  .  .  .  .  .  .  .  .  .  .  .

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The names of the directors and executive officers of the Company and their respective ages and positions with the Company are as follows:

Name                        Age     Position with the Company

Dr. Ramesh C. Pandey (1).... 59   Chief Executive Officer, President, Chairman
                                  of the Board of Directors and Chief Accounting
                                  Officer

Stephen Burg (1)(2)(3)...... 59   Director

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

         Ramesh C. Pandey, Ph.D., is the founder of the Company. He has been Chief Executive Officer and President and a director of the Subsidiary since its formation in 1990 and the Chief Executive Officer, President, and Chairman of the Board of Directors of the Company since its formation in February 1994. From 1984 to March 1990, Dr. Pandey was the President and Chief Scientist of a predecessor of the Company, which was a subsidiary of LyphoMed. Dr. Pandey served as a visiting Professor at the Waksman Institute of Microbiology at Rutgers University from 1984 to 1986. Dr. Pandey has also served as scientist, consultant, and research associate for several universities and private laboratories. Dr. Pandey has published numerous articles in professional publications such as the Journal of Antibiotics, the Journal of the American Chemical Society, the Journal of Industrial Microbiology and the Journal of Natural Products. Dr. Pandey is a member of the editorial board of the Journal of Antibiotics and of several professional societies.

         Stephen F. Burg, since 1986, has been chief executive officer of El Dorado Investments, which offers corporate growth strategies for public and private companies, nationally and internationally. From 1978 to 1986, Mr. Burg was Vice President-Corporate Acquisitions for Evans Products Company and from 1973 to 1978 was Corporate Director-Acquisitions and Human Services for Jack August Enterprises. Mr. Burg, through El Dorado Investments, serves as a consultant to various businesses.

Section 16(a) Beneficial Reporting Compliance

         The  Company's   executive   officers,   directors   and   shareholders
beneficially owning more than 10% of the Company's Common Stock are required under the Exchange Act to file reports of ownership of Common Stock of the Company with the Securities and Exchange Commission and the NASDAQ Stock Market. Copies of those reports must also be furnished to the Company. Based solely upon a review of the copies of reports furnished to the Company and written representations that no other reports were required, the Company believes that during the preceding year all filing requirements applicable to executive officers, directors and shareholders beneficially owning more than 10% of the Company's Common Stock have been complied with.

Committees

         The Company's Stock Option Committee, established in May 1995, presently consists of Messrs. Pandey and Burg. The Stock Option Committee administers the 1995 Stock Option Plan and reviews and recommends to the Board of Directors stock options to be granted.

         The Company's Compensation Committee, established in May 1995, presently consists of Mr. Burg. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company and reviews general policy matters relating to compensation and benefits of employees of the Company.

         The Company's Audit Committee, established in May 1995, presently consists of Mr. Burg. The Audit Committee reviews with the Company independent public accountants the scope and timing of their audit services and any other services they are asked to perform, the accountants report on the Company financial statements following completion of their audit and the Company's policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee makes annual recommendations to the Board of Directors for the appointment of independent accountants for the ensuing year.

Item 10. Executive Compensation

Compensation of Directors.

         Directors do not receive any standard compensation for services.

Executive Compensation.

         Set forth below is information concerning the compensation for 1995, 1996 and 1997 for the Company's President and Chief Executive Officer, who is the only executive officer of the Company whose compensation exceeded $100,000:

                                            Long Term Compensation
                    ANNUAL COMPENSATION         Awards      Payouts
                                                   Securities
                                          Restricted Under-
                               Other Annual  Stock   lying   LTIP     All Other
            Year  Salary Bonus Compensation  Awards Options Payouts Compensation

Dr. Ramesh
  Pandey    1995 $139,525   0     $7,072       0        0      0        0
            1996 $118,365   0     $13,375      0        0      0        0
            1997 $130,273   0     $7,991       0        0      0        0

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

Stock Plan

         Effective December 1993, Xechem's sole stockholder approved the Share Option Plan (the "Plan"), which the Company has assumed, providing for the issuance to employees, consultants, and directors of options to purchase up to 2,600,000 shares of Common Stock. The Plan provides for the grant to employees of incentive stock options ("ISOs") and non-qualified stock options.

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

         The Plan will terminate in December 2003, ten years after the date it was first approved by Xechem's stockholder, though awards made prior to termination may expire after that date, depending on when granted. As of March 31, 1998, the Company has granted options under the Plan to purchase 1,967,000 shares of Common Stock.

Option Tables

         The following table sets forth certain information with respect to options granted to the directors and executive officers of the Company during the year ended December 31, 1997 under the Company's Stock Option Plan. The Company did not grant any stock appreciation rights during the year.

                                       Individual Grants
                                       -----------------
            Number of Securities  % of Total Options
             Underlying Options  Granted to Employees Exercise Price Expiration
  Name             Granted          In Fiscal Year      (per Share)     Date
  ----             -------          --------------      -----------     ----

Stephen Burg       10,000                                  $0.34      06/10/07
Stephen Burg       50,000                                  0.66       12/01/08

  TOTAL            60,000                4.3%

Aggregated Option Exercises in Fiscal 1997 and Fiscal Year-End Option Values

         The following table provides information on option exercises during the year ended December 31, 1997 by the directors and executive officers of the Company and the value of such parties' unexercised stock options as of December 31, 1997.

                                  Number of Securities  Value of Unexercised
                                 Underlying Unexercised In-the-Money Options
                                   Options at 12/31/96     at 12/31/96 (1)
                                   -------------------     ---------------
               Shares
               ------
              Acquired
                 on      Value                  Un-                    Un-
              Exercise Realized Exercisable exercisable Exercisable exercisable
              -------- -------- ----------- ----------- ----------- -----------
                 (#)      ($)

Dr. Ramesh C.
 Pandey           0        0             0    707,000 (2)       0    $331,336
Stephen Burg      0        0         1,000     64,000        $220           0(3)

(1) Represents the excess, if any, of the closing price of the Common Stock as quoted on the OTC Bulletin Board on December 31, 1997 ($.47) over the exercise price of the options, multiplied by the corresponding number of underlying shares.

(2) These options were issued in exchange for the capital stock of the Subsidiary in the reorganization of the Company. See Board Item 1, Business
     - Reorganization. These options are exercisable upon the Company attaining specific financial goals.

(3) The net exercise price of the options exceeds the closing price of the Common Stock on the OTC Bulletin Board on December 31, 1997.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock and total voting stock (including the Class A Preferred Stock) as of March 31, 1998 by: (i) each stockholder known by Xechem to beneficially own in excess of 5% of the outstanding shares of Common Stock or Class A Preferred Stock; (ii) each director or nominee for director; and (iii) all directors and executive officers as a group. All of the outstanding Class A Preferred Stock is owned by Ramesh C. Pandey. Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and investment power with respect to the shares beneficially owned by such persons.

                                                         Class A
                                 Common Stock        Preferred Stock Percent of
                              Number       Percent   Number  Percent   Voting
Name and Address             of Shares    of Class  of Sharesof Class Stock (1)
----------------             ---------    --------  ----------------- -----

The Edward A. Blech
 Trust (2)                36,500,000  (3)     30.4%     0        -       29.8%

David Blech (4)           41,500,000  (3)(5)  34.6%     0        -       33.9%

Michael G. Jesselson
 12/18/80 Trust (6)        6,250,000  (7)     5.2%      0        -       5.1%

Benjamin J. Jesselson
 12/18/80 Trust (6)        6,250,000  (7)     5.2%      0        -       5.1%

Michael G. Jesselson (6)  15,050,000  (7)(8)  12.6%     0        -       12.3%

EER Systems (9)           20,000,000          16.7%     0        -       16.3%

Dr. Ramesh C. Pandey (10) 22,164,345  (11)    18.5% 2,500     100%       20.2%

All directors and
 executive officers as a
 group .... (2 persons)   22,166,345  (12)    18.5% 2,500     100%       20.2%

(1) Gives effect to the voting rights of 2,500 shares of Class A Voting Preferred Stock, all of which are owned by Dr. Pandey and which entitle him to cast 1,000 votes per share on all matters as to which shareholders are entitled to vote.

(2) The address of The Edward A. Blech Trust is 418 Avenue I, Brooklyn, New York 11230.

(3)  As reported in a Schedule 13D filed jointly by Mr. Blech and the Trust.

(4)  The address of Mr. Blech is 225 Lafayette Street, New York, New York 10012.

(5)  Includes shares owned by the Trust and shares owned by Mr. Blech's spouse.

(6) The address of each of The Michael G. Jesselson 12/18/80 Trust, the Benjamin J. Jesselson 12/18/80 Trust, the Jesselson Grandchildren 12/18/80 Trust and Michael G. Jesselson is 1301 Avenue of the Americas, Suite 4101, New York, New York 10019.

(7)  As reported in a Form 3.

(8) Includes shares owned by the Michael G. Jesselson 12/18/80 Trust, the Benjamin J. Jesselson 12/18/80 Trust and the Jesselson Grandchildren 12/18/80 Trust .

(9) As reported in a Schedule 13D and whose address is 10289 Aerospace Road, Seabrook, MD 20706

(10) The address of Dr. Pandey is c/o Xechem International, Inc., 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901.

(11) Does not include 707,000 shares subject to the Pandey Options, which presently are not exercisable, and will not be exercisable, within 60 days from March 31, 1998.

(12) Includes 2,000 shares subject to options which are exercisable within 60 days from March 31, 1998.

*     Less than one percent.

Item 12. Certain Relationships and Related Transactions

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

         Effective June 25, 1996, an entity wholly-owned by Dr. Pandey (the "Holding Company") became a member of Vineyard Productions, L.L.C. ("Vineyard"), which in June 1994 acquired the building in which the Company leases its offices. Prior to making such investment, Dr. Pandey informed the Board of Directors of the opportunity for such investment, and the Board determined that the Company was not interested in such opportunity and approved Dr. Pandey making the investment. The Company's lease was entered into prior to that date (with a prior owner of the building) and has not been modified subsequent thereto. The Company paid Vineyard $110,491 in 1996, including $21,705 subsequent to June 25, 1996, and $130,258 in 1997.

         On November 18, 1996, the Company entered into and closed the initial stage of Blech Purchase Agreement. Additional issuances under the Blech Purchase Agreement were closed at various dates through February 21, 1998. See Item 1, Description of Business - Recent Developments - Blech Stock Purchase Agreement.

         During 1997 and 1998, the Company made unsecured loans totaling $100,000 to Consumers Choice Systems, Inc. ("CCS"), a company engaged in the marketing and distribution of products in the over-the-counter pharmaceutical market. The Company has entered into negotiations with CCS in connection with possible distribution of XetaPharm nutraceuticals. CCS is engaged in a private offering of its securities and, upon completion of this offering, The Edward Blech Trust would own approximately 30.8% of CCS's common stock.

         During 1998, the Company made six unsecured loans in the amount of $72,000 to Pacific Sensuals, Inc. ("Pacific"), a company engaged in the marketing and distribution of products sold through health stores. The Company has entered into negotiations with Pacific in connection with possible distribution of XetaPharm nutraceuticals. David Blech, a principal shareholder of the Company, has an indirect 38% ownership interest in Pacific.

         During 1997 and 1998, the Company made six unsecured loans in the amount of $144,000 to Margaret Chassman. Ms. Chassman is the wife of David Blech, a principal shareholder of the Company.

Item 13. Exhibits and Reports on Form 8-K.

         (a) (1)The following exhibits are incorporated by reference from the Company's Registration Statement on Form SB-2 (SEC File Number 33-75300NY) referencing the exhibit numbers used in such Registration Statement:

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

10.28         Xechem International, Inc. Amended and Restated Stock Option Plan.

      (a) (4) The following exhibits are incorporated by reference from the Company's Form 8-K Current Report dated November 18, 1996:

10.29 Stockholders Agreement dated November 18, 1996 among Xechem International, Inc., David Blech and Ramesh C. Pandey

10.30 Stock Purchase Agreement dated November 18, 1996 among Xechem International, Inc., David Blech and Ramesh C. Pandey dated

      (a)(5) The following exhibits are incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-23788).

3(i)(c)       Certificate of Amendment to Certificate of Incorporation

3(i)(d) Certificate of Designations, Preferences and Rights of Class C Shares (Class C Series 1 Preferred Stock)

3(i)(e) Certificate of Designations, Preferences and Rights (Class C Series 2 and Series 3 Preferred Stock)

3(i)(f) Certificate of Elimination (Class C Series 1, Series 2 and Series 3 Preferred Stock)

      The following exhibits are filed with the Form 10-KSB:

Number        Exhibit

11            Statement of Earnings (Loss) Per Share

21            Subsidiaries of the Company

   (b) The Company filed no Reports on Form 8-K during the fourth quarter of 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     XECHEM INTERNATIONAL, INC.


Date: July 24, 1998                  By: /s/ Ramesh C. Pandey
                                         --------------------
                                         Ramesh C. Pandey, Ph.D.
                                         Chief Executive Officer, President and
                                         Chairman of the Board of Directors


     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Ramesh C. Pandey                                   Date: July 24, 1998
     ----------------------------
     Ramesh C. Pandey, Ph.D.,
     Chief Executive Officer, President and
     Chairman of the Board of Directors and
     Chief Accounting Officer

By:  /s/ Stephen Burg                                       Date:  July 24, 1998
     ----------------------------
     Stephen Burg
     Director

                                  EXHIBIT INDEX


Number      Exhibit

11          Statement of Earnings (Loss) Per Share

21          Subsidiaries of the Company