Form 10QSB
period 1998-03-31
XECHEM INTERNATIONAL INC
filed 1998-08-05
CIK 919611

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998

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

                       Yes X   No

Number of shares outstanding of the issuer's common stock, as of July 31, 1998 was 139,850,839 shares.


Transitional Small Business Disclosure Format

                       Yes       No X

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                      Page No.

Part I.  Financial Information

Item 1.  Consolidated Balance Sheet as of
           March 31, 1998 [Unaudited]...............................    3..4

         Consolidated Statements of Operations
           for the three months ended
           March 31, 1998 and 1997 [Unaudited] .....................    5

         Consolidated Statement of Stockholders'
           Equity for the three months ended
           March 31, 1998 [Unaudited]...............................    6..7

         Consolidated Statements of Cash Flows for
           the three months ended March 31, 1998 and
           1997 [Unaudited].........................................    8..9

         Notes to Consolidated Financial Statements.................    10..12

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations  ..........    13..16

Part II. Other Information .........................................    17

Signatures .........................................................    18

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1998
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash and Cash Equivalents                                       $   106,757
  Accounts Receivable                                                 135,373
  Loans Receivable - Related Parties                                  326,081
  Inventory                                                           254,870
  Prepaid Expenses                                                    129,837
                                                                  -----------

  Total Current Assets                                                952,918

Equipment, Net of Accumulated Depreciation of $513,076                895,726
Leasehold Improvements - Net of Accumulated Amortization
 of $314,188                                                          700,988
Deposits                                                               18,867

Total Assets                                                      $ 2,568,499
                                                                  ===========




See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1998
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                  $   559,143
  Accrued Expenses                                                      194,525
  Loans Payable                                                       1,244,545
  Notes Payable                                                         128,300
  Due To Related Parties                                                112,989
                                                                    -----------

  Total Current Liabilities                                           2,239,502

Commitments and Contingencies                                                --

Stockholders' Equity:
  Class A Voting Preferred Stock, $.00001 Par Value, 2,500
   Shares Authorized; 2,500 Shares Issued and Outstanding                    --

  Additional Paid-in Capital [Class A Voting Preferred]                   2,500

  Class B 8% Preferred Stock, $.00001 Par Value, 1,150 Shares
   Authorized; None Issued or Outstanding                                    --

  Class C Preferred Stock, $.00001 Par Value, 2,996,350 Shares
   Authorized; None Issued or Outstanding                                    --

  Common Stock, $.00001 Par Value, 247,000,000
   Shares Authorized; 119,870,839 Shares Issued and Outstanding           1,197

  Additional Paid-in Capital [Common]                                28,742,596

  (Deficit) Accumulated During the Development Stage                (28,417,296)
                                                                    -----------

Total Stockholders' Equity                                              328,997

Total Liabilities and Stockholders' Equity                          $ 2,568,499
                                                                    ===========

See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                                              March 15, 1990
                                                                 [Date of
                                           Three months ended  Inception to
                                                 March 31,       March 31,
                                                 ---------       ---------
                                            1 9 9 8     1 9 9 7   1 9 9 8
                                            -------     -------   -------

Revenues                                 $    44,075 $    3,272  $   733,992
                                         ----------- ----------  -----------

Expenses:
  Research and Development                   412,737    348,794    7,468,094
  Rent                                            --         --      410,065
  Rent - Related Party                        34,027     37,487      152,588
  General and Administrative                 288,110    370,822    6,355,595
  Writedown of Inventory                          --         --    1,020,000
  Writedown of Intangibles                        --         --      517,000
                                         ----------- ----------  -----------

  Total Expenses                             734,874    757,103   15,923,342
                                         ----------- ----------  -----------

  (Loss) from Operations                    (690,799)  (753,831) (15,189,350)

Other Income                                   6,803      2,884      284,592

Interest (Expense) - Related Party                --         --   (8,589,081)

Interest (Expense)                            (4,224)    (3,200)  (4,923,457)
                                         ----------- ----------  -----------

  (Loss) Before Income Taxes                (688,220)  (754,147) (28,417,296)

Income Taxes                                      --         --           --
                                         ----------- ----------  -----------

  Net (Loss)                             $  (688,220)$ (754,147) $(28,417,296)
                                         =========== ==========  ============

Preferred Stock Dividends                $        -- $      233  $   101,594
                                         =========== ==========  ===========

Net (Loss) Available to Common
 Stockholders                            $  (688,220)$ (754,380) $(28,518,890)
                                         =========== ==========  ============

Net (Loss) per Share, Basic and Fully
 Diluted                                 $     (0.01)$    (0.01)
                                         =========== ==========

Average Number of Shares Outstanding,
  Basic and Fully Diluted                119,870,839 56,665,105
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


See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                                      Class A     Additional       Class B    Additional         Class C
                                                 Voting Preferred   Paid-in     8% Preferred    Paid-in         Series 1
                                                                    Capital                     Capital    8% Conv. Preferred

                                                 # of       Par                # of      Par                # of       Par
                                                Shares     Value    Class A   Shares    Value   Class B    Shares     Value

Balance - December 31, 1995 -
 Forwarded                                        2,500  $     --     2,500    1,070   $   --   $107,000        --  $    --


Private Placement - Common Stock at
 $3.00 Per Share, Less Issuance Costs                --        --        --       --       --         --        --       --
Private Placement - Petron at $.38
 per Share                                           --        --        --       --       --         --        --       --
Private Placement - Series 1 Preferred
 Stock at $100 per Share, Less
 Issuance Cost                                       --        --        --       --       --         --    22,500       --
Private Placement - Series 2 Preferred
 Stock at $100 per Share, Less
 Issuance Cost                                       --        --        --       --       --         --        --       --
Conversion of Preferred Stock                        --        --        --       --       --         --   (21,000)      --
Conversion of Debt to Equity at $.25
 Per Share                                           --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified Stock
 Options  - Second Quarter 1996                      --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Third Quarter 1996                  --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Fourth Quarter 1996                 --        --        --       --       --         --        --       --
Cancellation of Apotex Stock                         --        --        --       --       --         --        --       --
Ocean Marine Settlement at $1.31
 per Share                                           --        --        --       --       --         --        --       --
Net (loss) for the year                              --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - December 31, 1996                       2,500        --     2,500    1,070       --    107,000     1,500       --

Private Placement - Series 2
 Preferred at $100 per Share -
 First Quarter 1997                                  --        --        --       --       --         --        --       --
Conversion of Series 1
 Preferred Stock at $1.25 per
 Share - First Quarter 1997                          --        --        --       --       --         --    (1,500)      --
Conversion of Series 2
 Preferred Stock at $.05 per
 Share - First Quarter                               --        --        --       --       --         --        --       --
Conversion of Dr. Pandey's
 Preferred Stock & Debt to
 Equity at $.0625 per Share -
 First Quarter                                       --        --        --   (1,070)      --   (107,000)       --       --
Private Placement - Common Stock
 At $.05 per Share                                   --        --        --       --       --         --        --       --
Excess of Fair Market Value
 Over Option Price of
 Non-Qualified Stock Options
 Exercised First Quarter 1997                        --        --        --       --       --         --        --       --
Excess of Fair Market Value
 Over Option Price of
 Non-Qualified Stock Options
 Exercised Third Quarter 1997                        --        --        --       --       --         --        --       --
Stock Option Grants                                  --        --        --       --       --         --        --       --
Net (loss) for the Year                              --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - December 31, 1997                       2,500        --     2,500       --       --         --        --       --

Net (loss) for the Three Months
 Ended March 1998                                    --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - March 31, 1998                          2,500  $     --  $  2,500       --   $   --   $     --        --  $    --
                                                =======  ========  ========  =======   ======   ========  ========  =======




See Accompanying Notes to Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                         Class C    Additional     Xechem, Inc.    Xechem International  Additional (Deficit)
                                        Series 2      Paid-in      Common Stock        Common Stock        Paid-in Accumulated
                                 Voting Conv. PreferredCapital                                             Capital During the
                                     # of      Par                # of       Par      # of       Par               Development
                                    Shares    Value   Class C    Shares     Value    Shares     Value      Common     Stage
Common Stock issued in exchange for
 equipment in March 1990 at no
  par value                             --  $    --  $     --       100  $125,000        --  $      --  $       --  $        --
Capital contributions April 1990        --       --        --        --        --        --         --     170,000           --
Net (loss) for the period from
 March 15, 1990 (date of
 inception) to December 31, 1990        --       --        --        --        --        --         --          --     (159,271)
                                 ---------  -------  --------  --------  --------  --------  ---------  ----------    ---------

Balance - December 31, 1990             --       --        --       100   125,000        --         --     170,000     (159,271)

Capital contributions July 1991         --       --        --        --        --        --         --      95,971           --
Capital contributions September
 1991                                   --       --        --        --        --        --         --      50,172           --
Capital contributions October 1991      --       --        --        --        --        --         --      25,000           --
Net (loss) for the year ended
 December 31, 1991                      --       --        --        --        --        --         --          --     (357,390)
                                 ---------  -------  --------  --------  --------  --------  ---------  ----------    ---------

Balance - December 31, 1991             --       --        --       100   125,000        --         --     341,143     (516,661)
Capital contributions                   --       --        --        --        --        --         --      95,000           --
Net (loss) for the year ended
 December 31, 1992                      --       --        --        --        --        --         --          --     (487,301)
                                 ---------  -------  --------  --------  --------  --------  ---------  ----------    ---------

Balance - December 31, 1992             --       --        --       100   125,000        --         --     436,143   (1,003,962)

Net (loss) for the year ended
 December 31, 1993                      --       --        --        --        --        --         --          --     (819,816)
                                 ---------  -------  --------  --------  --------  --------  ---------  ----------    ---------

Balance - December 31, 1993             --       --        --       100   125,000        --         --     436,143   (1,823,778)


Reorganization                          --       --        --      (100) (125,000) 4,370,500        43  13,840,487           --
Net Proceeds from Initial Public
 Offering - First Quarter 1994, at
 $5.00 Per Unit, Less Issuance Cost     --       --        --        --        --  1,150,000        12   4,542,670           --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Third Quarter 1994     --       --        --        --        --   105,000          1       1,049           --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Fourth Quarter 1994    --       --        --        --        --   105,000          1      50,060           --
Net (loss) for the year ended
  December 31, 1994                     --       --        --        --        --        --         --          --  (14,316,193)
                                 ---------  -------  --------  --------  --------  --------  ---------  ----------  -----------

Balance - December 31,  1994            --       --        --        --        --  5,730,500        57  18,870,409  (16,139,971)

Private Placement - Common  Stock at
 $3.00 Per Share, Less Issuance Costs   --       --        --        --        --   118,778          2     388,887           --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - First Quarter 1995     --       --        --        --        --    30,000         --     328,125           --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options and issuance of
 Apotex stock - Second Quarter 1995     --       --        --        --        --   674,700          7     980,806           --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Third Quarter 1995     --       --        --        --        --    24,500         --    (260,612)          --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Fourth Quarter 1995    --       --        --        --        --     5,000         --      40,624           --
Net (loss) for the year ended
 December 31, 1995                      --       --        --        --        --        --         --          --   (3,133,348)
                                 ---------  -------  --------  --------  --------  --------  ---------  ----------   ----------

Balance - December 31, 1995 -
 Forward                                --  $    --  $     --        --  $     --  6,583,478 $      66 $20,348,239 $(19,273,319)


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
                                     # of      Par                # of       Par      # of       Par               Development
                                    Shares    Value   Class C    Shares     Value    Shares     Value      Common     Stage

Balance - December 31, 1995 -
 Forwarded                              --  $    --  $       --       --  $     --   6,583,478 $     66 $20,348,239  $(19,273,319)

Private Placement - Common Stock at
 $3.00 Per Share, Less Issuance Costs   --       --          --       --        --     163,333        1      52,784            --
Private Placement - Petron at $.38
 per Share                              --       --          --       --        --     260,000        1     100,000            --
Private Placement - Series 1 Preferred
 Stock at $100 per Share, Less
 Issuance Cost                          --       --   2,137,500       --        --      12,500       --      28,125            --
Private Placement - Series 2 Preferred
 Stock at $100 per Share, Less
 Issuance Cost                      10,000       --     882,440       --        --          --       --          --            --
Conversion of Preferred Stock           --       --  (1,995,000)      --        --   1,673,583       16   1,966,840            --
Conversion of Debt to Equity at $.25
 Per Share                              --       --          --       --        --   1,477,745       15     369,422            --
Excess of Fair Market Value over
 Option Price of Non-Qualified Stock
 Options  - Second Quarter 1996         --       --          --       --        --       2,000       --       4,625            --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Third Quarter 1996     --       --          --       --        --         600       --         564            --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Fourth Quarter 1996    --       --          --       --        --      51,600        1      13,205            --
Cancellation of Apotex Stock            --       --          --       --        --     (75,000)      --          --            --
Ocean Marine Settlement at $1.31
 per Share                              --       --          --       --        --      25,000       --      32,812            --
Net (loss) for the year                 --       --          --       --        --          --       --          --    (3,174,205)
                                 ---------  -------  ----------  -------  -------- ----------- -------- -----------  ------------

Balance - December 31, 1996         10,000  $    --  $1,024,940       --  $     --  10,174,839      100 $22,916,616  $(22,447,524)

Private Placement - Series 2
 Preferred at $100 per Share -
 First Quarter 1997                 12,500       --   1,250,000       --        --          --       --          --            --
Conversion of Series 1
 Preferred Stock at $1.25 per
 Share - First Quarter 1997             --       --    (142,500)      --        --     120,000        1     142,499            --
Conversion of Series 2
 Preferred Stock at $.05 per
 Share - First Quarter             (22,500)      --  (2,132,440)      --        --  45,000,000      450   2,131,180            --
Conversion of Dr. Pandey's
 Preferred Stock & Debt to
 Equity at $.0625 per Share -
 First Quarter                          --       --          --       --        --  19,430,400      194   1,214,257            --
Private Placement - Common Stock
 At $.05 per Share                      --       --          --       --        --  45,020,000      451   2,290,549            --
Excess of Fair Market Value
 Over Option Price of
 Non-Qualified Stock Options
 Exercised First Quarter 1997           --       --          --       --        --     125,000        1      31,249            --
Excess of Fair Market Value
 Over Option Price of
 Non-Qualified Stock Options
 Exercised Third Quarter 1997           --       --          --       --        --         600       --         246            --
Stock Option Grants                     --       --          --       --        --          --       --      16,000            --
Net (loss) for the Year                 --       --          --       --        --          --       --          --    (5,281,552)
                                 ---------  -------  ----------  -------  -------- ----------- -------- -----------  ------------

Balance - December 31, 1997             --  $    --  $       --       --  $     -- 119,870,839    1,197 $28,742,596  $(27,729,076)

Net (loss) for the Three Months
 Ended March 1998                       --       --        --        --        --           --       --          --      (688,220)
                                 ---------  -------  --------  --------  --------  ----------- --------  ----------  ------------

Balance - March 31, 1998                --  $    --  $     --        --  $     --  119,870,839 $  1,197 $28,742,596  $(28,417,296)
                                 =========  =======  ========  ========  ========  =========== ======== ===========  ============




See Accompanying Notes to Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



                                                                March 15, 1990
                                                                   [Date of
                                               Three months ended Inception to
                                                   March 31,       March 31,
                                                   ---------       ---------
                                              1 9 9 8     1 9 9 7   1 9 9 8
                                              -------     -------   -------

Operating Activities:
  Net (Loss)                               $  (688,220)$ (754,147) $(28,417,296)
                                           ----------- ----------  ------------
  Adjustments to Reconcile Net (Loss) to
   Net Cash Provided (Used) by Operating
   Activities:
   Depreciation                                 45,605     27,300       417,682
   Amortization                                     --     18,900       469,164
   (Gain)/Loss on Sale of Assets                    --         --         5,609
   Interest and Compensation Expense in
    Connection with Issuance of Equities            --     30,000    14,259,740
   Write Down of Inventory                          --         --     1,020,000
   Write Down of Intangibles                        --         --       517,000

  Changes in Assets and Liabilities
   (Increase) Decrease in:
     Accounts Receivable                       (69,144)    (4,158)     (135,373)
     Inventory                                 (43,363)   (79,942)   (1,274,870)
     Prepaid Expenses                          (12,096)   (66,002)     (129,837)
     Other Current Assets                     (211,081)        --      (317,103)
     Deposits                                    1,650         --       (18,867)
     Organizational Costs                           --         --       (13,828)
     Other Assets                                   --         --        (1,592)

   Increase (Decrease) in:
     Accounts Payable                           55,611   (290,940)      559,143
     Accrued Interest Payable, Other
      Current Liabilities and Due to
      Related Parties                          (12,939)   (80,611)      112,986
     Accrued Expenses                           32,251     (3,078)      194,525
                                           ----------- ----------  ------------

   Total Adjustments                          (213,506)  (448,531)   15,664,379
                                           ----------- ----------  ------------

  Net Cash (Used) by Operating
   Activities - Forward                       (901,726)(1,202,678)  (12,752,917)

Investing Activities:
  Patent Issuance Costs                             --    (30,050)     (548,174)
  Purchases of Equipment and Leasehold
   Improvements                                 (6,888)  (185,760)   (1,918,107)
  Proceeds from Sale of Assets                      --         --        28,700
  Purchase of Marketable Securities                 --         --    (1,476,449)
  Proceeds from Sale of Marketable
   Securities                                       --         --     1,476,449
                                           ----------- ----------  ------------

  Net Cash (Used) by Investing
   Activities - Forward                    $    (6,888)$ (215,810) $ (2,437,581)

See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                                March 15, 1990
                                                                   [Date of
                                              Three months ended Inception to
                                                   March 31,       March 31,
                                                   ---------       ---------
                                              1 9 9 8     1 9 9 7   1 9 9 8
                                              -------     -------   -------
  Net Cash (Used) by Operating
   Activities - Forwarded                  $  (901,726)$(1,202,678)$(12,752,917)
                                           ----------- ----------- ------------

  Net Cash (Used) by Investing
   Activities - Forwarded                       (6,888)  (215,810)   (2,437,581)
                                           ----------- ----------  ------------

Financing Activities:
  Proceeds from Note Payable - Bank                 --         --      (390,000)
  Proceeds from Related Party Loans                 --         --     1,294,582
  Proceeds from Borrowings Under
   Line of Credit                                   --         --     1,365,000
  Proceeds from Notes Payable - Others              --         --       458,300
  Proceeds from Interim Loans                  964,545         --     2,214,840
  Proceeds from Bridge Financing                    --         --       640,000
  Capital Contribution                              --         --        95,000
  Payments on Interim Loans                         --         --      (305,000)
  Payments on Notes Payable - Others                --         --      (520,000)
  Payment on Stockholder Loans                      --         --      (207,037)
  Payment of Line of Credit                         --         --      (975,000)
  Proceeds from Issuance of Common Stock            --    500,000     7,375,343
  Proceeds from Issuance of Class C
   Series 1 Preferred Stock                         --         --     2,109,347
  Proceeds from Issuance of Class C
   Series 2 Preferred Stock                         --  1,249,190     2,131,630
   Proceeds from Exercise of Options                --      1,250        10,250
                                           ----------- ----------  ------------

  Net Cash - Financing Activities              964,545  1,750,440    15,297,255
                                           ----------- ----------  ------------

  Net Increase in Cash and Cash
   Equivalents                                  55,931    331,952       106,757

Cash and Cash Equivalents - Beginning
 of Periods                                     50,826    335,912            --
                                           ----------- ----------  ------------

Cash and Cash Equivalents - End of Periods $   106,757 $  667,864  $    106,757
                                           =========== ==========  ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest - Related Party                $        -- $       --  $    104,992
   Interest - Other                        $     6,089 $       --  $    139,907
   Income Taxes                            $        -- $       --  $         --

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
  A total of 125,000 stock options, issued to the holder of notes payable, were exercised at a nominal price during the six months ended March 31, 1997. The difference between the fair market value of the Common Stock at the time of exercise and the amount paid was charged to compensation expense.

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

See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------


[1] Significant Accounting Policies

Significant accounting policies and other matters of Xechem International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc. and XetaPharm, Inc. (collectively the "Company"), are set forth in the financial statements for and as of the year ended December 31, 1997 included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

[2] Basis of Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring item) which are considered necessary for a fair presentation of the consolidated financial position of the Company at March 31, 1998 and the consolidated results of its operations for the three months ended March 31, 1998 and 1997 and for the cumulative period from March 15, 1990 (date of inception) to March 31, 1998. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1997. The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for a full year.

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

[4] Blech Purchase Agreement

On November 18, 1996, the Company entered into and closed the initial stage of a stock purchase agreement (the "Blech Purchase Agreement") with David Blech and/or his designees ("Blech") providing for the sale of up to 55,000 shares of Class C Series 2 Voting Cumulative Preferred Stock for a purchase price of $100 per share ($5,500,000 in the aggregate), or the underlying shares of Common Stock. Subsequent to December 31, 1996, the Blech Purchase Agreement was amended to extend the purchase period. Through December 31, 1997, Blech purchased 95,620,000 shares of Common Stock for a total of $4,781,000. In the three months ended March 31, 1998, Blech purchased 14,380,000 shares of Common Stock for a total of $719,000. This completed the obligations under the Blech Purchase Agreement. (See Notes 7 and 8).

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

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------


[5] Related Parties

(A) Loans Receivable - Related Parties - In 1997 and the three months ended March 31, 1998, the Company made loans totaling $90,000 and $60,000, respectively, to Consumers Choice Systems, Inc. ("CCS"), a company engaged in the marketing and distribution of products in the over-the counter pharmaceutical market. The loans are collateralized by CCS inventory and accounts receivable. The Company had entered into negotiations with CCS in connection with possible distribution of XetaPharm nutraceuticals. CCS is engaged in a private offering of its securities, and upon completion of this offering, The Company understands that the Edward A. Blech Trust would own approximately 30.8% of CCS' common stock. The outstanding balance of the loan at March 31, 1998 was $100,000.

In 1997 and the three months ended March 31, 1998, the Company made unsecured loans totaling $70,000 and $74,000, respectively, to Margaret Chassman. Ms. Chassman is the wife of David Blech, a principal shareholder of the Company. The outstanding balance at March 31, 1998 was $144,000.

In the three months ended March 31, 1998, the Company made unsecured loans totaling $72,000 to Pacific Sensuals Inc. ("Pacific"), a company engaged in the marketing and distribution of products sold through health stores. David Blech has an indirect 38% ownership interest in Pacific. This balance was outstanding at March 31, 1998.

A demand promissory note was issued for each of these loans which bears an interest rate of 10% per annum. Accrued interest and interest income amounted to $10,081 at March 31, 1998.

(B) Due To Related Parties:

i. Pursuant to the Blech Agreement (See Note 4), on February 7, 1997, Dr. Pandey exchanged certain indebtedness owed by the Company to him and the 1,070 shares of Class B Preferred Stock of the Company held by him for 12,144 shares of Series 3 Preferred Shares. These shares were then converted into 19,430,400 shares of Common Stock at $.0625 per share. At March 31, 1998, the Company has an indebtedness to Dr. Pandey for the accrued interest on the notes totaling $80,611.

ii. The Company leases its operating facilities under an operating lease which began in April 1991 and expires on September 30, 2000. In 1996, Dr. Pandey purchased a 25% beneficial ownership in the lessor as a limited partner in such entity, which may be deemed to be an affiliate of Dr. Pandey. The lease provides the Company with renewal options for three additional five year periods. Management has stated its intention to renew. Rent expense under the operating lease amounted to $34,027 and $37,487 for the three months ended March 31, 1998 and 1997, respectively. As of March 31, 1998, the Company is in arrears with respect to rental payments in the amount of $32,378.

[6] Notes Payable

An individual made two loans to the Company during 1996 aggregating to $115,000. Each of these loans was evidenced by ten percent and twelve percent (at simple interest) promissory notes, due six months from the date of the loan. Each promissory note was subject to a six month extension, which the Company Exercised. In September 1997, these two loans were extended for an additional one year evidenced by 12% (at simple interest) promissory notes. The accumulated interest of $13,300 was also converted into one year 12% promissory notes. Accrued interest and interest expense related to these notes amounted to $2,566 and $3,849, respectively, at the three months ended March 31, 1998.

The weighted average interest rate on short-term borrowings as of March 31, 1998 was approximately 10%.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
------------------------------------------------------------------------------


[7] Loans Payable

In 1997, a total of $280,000 had been received from David Blech and five assignees under the terms of the Blech Purchase Agreement. In the three months ended March 31, 1998, a total of $719,000 was received from David Blech and four assignees under the terms of the Blech Purchase Agreement. (See Note 4.)

In February, 1998, an individual made a loan to the Company in the amount of $10,000.

In the three months ended March 31, 1998, the Company received $235,545 from David Blech and one non-affiliated individual in the form of a loan. At March 31, 1998, outstanding loans amounted to $1,244,545.

[8] Subsequent Events

(A) In the period from May 4, 1998 to July 17, 1998, the Company has received additional loans of $560,000 from David Blech and five non-affiliated individuals. The Company intends to conduct a rights offering (the "Rights Offering"), pursuant to which it will offer to those holders ("Holders") of Xechem's Common Stock, who purchased Common Stock pursuant to the Blech Purchase Agreement, the right to subscribe for an aggregate of 275,000,000 additional shares of Common Stock at a price of $.01 per share, subject to the proviso that until sufficient Common Stock is authorized for issuance, the Company will issue a new series of Class C Preferred Shares which will be converted to Common Stock when sufficient Common Stock is authorized. If the offering is not fully subscribed, the Company may be unable to obtain substitute financing and may be unable to meet its obligations or continue its operations. The Company cannot offer any assurances that all or any shares of Common Stock will be sold in the Rights Offering and it is expected that additional funds will have to be raised by the Company to support ongoing operations even if the Rights Offering is fully subscribed. The Company is currently seeking additional sources of financing.

(B) Pro Forma - When the (i) loans payable of $999,000 (See Note 7), (ii) funds of $235,545 received, and (iii) additional funding of $560,000 in anticipation of the Rights Offering are converted into equity, a pro forma balance sheet would be as follows:

                                             Actual      Effect      Pro Forma
                                            March 31,      of        July 17,
                                             1 9 9 8   Transaction    1 9 9 8
                                             -------   -----------    -------

Current Liabilities                        $2,239,502  $(1,234,545) $1,004,957
Stockholders Equity                           328,997    1,794,545   2,123,542
                                           ----------  -----------  ----------

  Totals                                   $2,568,499  $   560,000  $3,128,499
  ------                                   ==========  ===========  ==========

The effect of the above transactions would be antidilutive and accordingly basic and diluted earnings per share are not shown.

(C) In July 1998, the Company received a demand from the trustee of the estate of Kensington Wells Incorporated for payment of $40,000 alleged to be due per the fee agreement between the Company and Kensington Wells Incorporated related to the introduction of David Blech to the Company. The Company had written off this purported obligation in 1997 based upon certain defenses it has asserted to this obligation. The Company is presently in the discovery process with the trustee and there can be no assurances as to whether the Company will be required to pay some or all of this obligation.

                       .  .  .  .  .  .  .  .  .  .  .  .

Item 2.     Management's Discussion and Analysis.1

General

     The Company is the holder of all of the capital stock of Xechem, Inc., a development stage bio-pharmaceutical company engaged in the research, development, and production of generic and proprietary drugs from natural sources. Xechem, Inc., was formed in March 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.), a publicly traded company, Xechem Laboratories (formed in 1993) and XetaPharm, Inc. (formed in 1996) are subsidiaries of the Company.

Results of Operations

The Quarter Ended March 31, 1998 vs. The Quarter Ended March 31, 1997

     The following table sets forth certain statement of operations data of the Company for the cumulative period from inception (March 15, 1990) to March 31, 1998 and for each of the quarters ended March 31, 1998 and March 31, 1997.

                                                                     Cumulative
                                                 Quarters Ended     Inception to
                                                   March 31,          March 31,
                                               1998          1997       1998
                                                 (in thousands)

Revenue                                    $     44.1  $       3.3  $    734.1
Research and Development Expense           $    412.7  $     348.8  $  7,468.1
Rent                                       $       --  $      37.5  $    410.1
Rent - Related Party                       $     34.0  $        --  $    152.6
General and Administrative                 $    288.1  $     370.8  $  6,355.5
Writedown of Inventory                     $       --  $        --  $  1,020.0
Writedown of Intangibles                   $       --  $        --  $    517.0
(Loss) from operations                     $   (690.7) $    (753.8) $(15,189.2)

Revenue

    The $40,800 increase in revenue from the quarter ended March 31, 1997 to the quarter ended March 31, 1998 was attributable to an increase in product sales. There were no service sales in the quarter ended March 31, 1998 and the quarter ended March 31, 1997. The product sales of $44,100 were by the Company's subsidiary, XetaPharm, which introduced its line of over-the-counter natural health products, commonly known as nutraceuticals, in June 1996.

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

Research and Development

    The Company's research and development expenditures continue to emphasize compounds for generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures increased by $63,900 to $412,700, or 18.3%, for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

    Expenditures on the development of the Company's process for producing paclitaxel of $72,000 represents a decrease of $39,700, or 35.5%, as compared to the quarter ended March 31, 1997. Research and development costs for bleomycin were $9,800 for the quarter ended March 31, 1998, an increase of $9,800, or 100%, as compared to the quarter ended March 31, 1997.

    XetaPharm had research and development expenses of $58,800, for market readiness on alternative medicines and nutraceuticals in the quarter ended March 31, 1998. This represents a net increase of $39,000 of expenses for the period ended March 31, 1998 as compared to the period ended March 31, 1997.

    Two cholesterol-lowering projects represented $40,200 of increased costs with no comparison in 1997. The Company's other research and development projects, both for customers and in-house research, totaled $232,000 for the quarter ended March 31, 1998, an increase of $14,800, or 6.8% from the same period in 1997.

    The Company anticipates that, subject to the availability of funding, research and development expenditures will continue to increase for paclitaxel, as well as the development of other anticancer, antiviral and memory enhancing drugs.

Rent, General and Administrative

    Rent, general and administrative expenses decreased $86,200, or 21.1%, for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. A significant expense increase for the period ended March 31, 1998, was salary and wages of $10,600. This increase was offset by expense decreases of $79,200 which included: NASDAQ fees $34,700; Promotions $31,000; and Consulting $13,500.

    Legal and accounting expenses totaled $90,400 for the quarter ended March 31, 1998. (This represents a decrease of $22,300 or 19.8%, as compared to the same period in 1997.) Other general and administrative costs increased $4,800 or 2.8%, to $175,000, in 1998 compared to the same period in 1997.

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

    The Company's loss from operations totaled $690,700, a decrease of $63,100, or 8.4%, for the quarter ended March 31, 1998 as compared to the same period in 1997, and is primarily a result of the foregoing.

    Interest expense increased approximately $1,000, or 31.3%, to $4,200, in the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

Liquidity and Capital Resources; Plan of Operations

    On March 31, 1998, the Company had cash and cash equivalents of $106,800, negative working capital of $1,286,600 and stockholder's equity of $328,997.

    As a result of its net losses through December 31, 1997 and accumulated deficit since inception, the Company's accountants, in their report on the Company's financial statements for the year ended December 31, 1997, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company's research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of the Company's proposed products cannot be estimated with precision. The Company expects research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

    In May 1995, the Company filed a Drug Master File ("DMF") with the Food and Drug Administration ("FDA") for the Company's facilities. The Company has completed its technology validation and filed a DMF for paclitaxel in June 1997; however, the Company's facilities have yet to be inspected by the FDA for current Good Manufacturing Practices ("cGMPs"). The Company has sufficient raw materials to produce commercial bulk paclitaxel which has a market value of approximately $2,000,000 at current prices and anticipates, but can provide no assurances, that it will commence sales of paclitaxel in the international market in 1999. Although the Company has the capability to, and may, sell paclitaxel for research purposes, to date, the Company has not received any revenues from sales of paclitaxel for human consumption and has received only minimal revenues from other product sales or sales of paclitaxel for research and development. As a result, during 1997, the Company determined to write off its crude paclitaxel, work-in-process paclitaxel and finished (pure) paclitaxel inventory in the amount of $1,020,000. Prior to commencing such sales, the Company must file for and obtain approvals from appropriate regulatory agencies in foreign jurisdictions. Additionally, to the extent the Company elects to manufacture bulk paclitaxel domestically and ship it overseas for packaging, the Company's facilities must be approved for cGMP and the product must either be approved for an investigational new drug exemption (not currently so approved), or deemed in compliance with the laws of 24 industrialized "tier one" countries (not yet so approved). Otherwise, the Company can produce the product entirely overseas; however, it most likely would subcontract production to others from raw material or partially processed raw material provided by the Company, and might also enter into joint venture or other marketing arrangements for sale of the product overseas. There can be no such assurances that necessary approvals will not be delayed or subject to conditions or that the Company will be able to meet such conditions. In addition, the Company has no experience in marketing pharmaceutical products for human consumption and there can be no assurance that the Company will be able to successfully market its paclitaxel product in bulk, or indirectly through others, or be able to obtain satisfactory packaging of the product in single dosage vials from an independent manufacturer.

    The Company is negotiating "Strategic Alliance Agreements" with two European companies to license production, marketing and selling of bulk and injectable paclitaxel. The companies will be responsible for the registration of injectable paclitaxel in their respective countries. Xechem will also grant a license to the companies to manufacture and sell Xechem's patented new paclitaxel analogs as well as a new paclitaxel formulation without Cremophor(TM) or ethanol. In return, Xechem will be cross-licensed by the companies to produce, market and sell certain key pharmaceutical products in the United States and India. Xechem will be responsible for the registration of these products with the FDA. There can be no assurances that the Company will sell any of these products in the international market.

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

    On November 18, 1996, the Company entered into and closed the initial stage of a stock purchase agreement (the "Blech Purchase Agreement") with David Blech and/or his designees ("Blech") providing for the sale of up to 55,000 shares of Class C Series 2 Voting Cumulative Preferred Stock (the "Series 2 Preferred Shares") for a purchase price of $100 per share ($5,500,000 in the aggregate), or the underlying shares of Common Stock. Subsequent to December 31, 1996, the Blech Purchase Agreement was amended to extend the purchase period. Through December 31, 1997, Blech purchased 95,620,000 shares of Common Stock for a total of $4,781,000. Subsequent to December 31, 1997, Blech purchased 14,380,000 shares of Common Stock for a total of $719,00. To date, cash payments of $5,500,000 have been made under the Blech Purchase Agreement and 110,000,000 shares of Common Stock have been issued thereunder. This completed the obligations under the Blech Purchase Agreement.

    The Company continues to apply to various governmental agencies to fund its research on specific projects and those projects which are in the Company's expertise.

    The Company intends to conduct a rights offering (the "Rights Offering"), pursuant to which it will offer to those holders ("Holders") of Xechem's Common Stock, who purchased Common Stock pursuant to the Blech Purchase Agreement, the right to subscribe for an aggregate of 275,000,000 additional shares of Common Stock at a price of $.01 per share, subject to the proviso that until sufficient Common Stock is authorized for issuance, the Company will issue a new series of Class C Preferred Shares which will be converted to Common Stock when sufficient Common Stock is authorized. If the offering is not fully subscribed, the Company may be unable to obtain substitute financing and may be unable to meet its obligations or continue its operations. The Company cannot offer any assurances that all or any shares of Common Stock will be sold in the Rights Offering and it is expected that additional funds will have to be raised by the Company to support ongoing operations even if the Rights Offering is fully subscribed.
The Company is currently seeking additional sources of financing.

    Part II

                                OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities Securities - None

Item 3.  Defaults Upon Senior Securities - None

 Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information -

              The Company has not yet determined the date of its 1998 Annual Meeting; however, the Company believes that the earliest date that it might set for such meeting is October 2, 1998. In accordance with Rule 14(a)(5)(f) under the Securities Act of 1934, as amended, The Company hereby notifies shareholders that it will accept submissions by shareholders for proposals to be included in the Company's 1999 proxy statement which the Company receives on or before May 15, 1999.

Item 6.  Exhibits and Reports on Form 8-K

          (a).Exhibits

              None

(b).     Reports on Form 8-K

              None

                                   SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          XECHEM INTERNATIONAL, INC.



           Date:   August 4, 1998

                                        /s/  Ramesh C. Pandey
                                        ---------------------
                                        Ramesh C. Pandey, Ph.D.
                                        President/Chief Executive Officer/Chief
                                        Accounting Officer