Form 10QSB
period 1998-06-30
XECHEM INTERNATIONAL INC
filed 1998-08-13
CIK 919611

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1998
                               ------------------------

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

                          Yes X   No

Number of shares outstanding of the issuer's common stock, as of August 10, 1998 was 139,850,839 shares.

Transitional Small Business Disclosure Format

                          Yes       No X

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.

Part I. Financial Information

Item 1. Consolidated Balance Sheet as of
         June 30, 1998 [Unaudited]................................      3..4

        Consolidated Statements of Operations
         for the three months and six months ended
         June 30, 1998 and 1997 [Unaudited] ......................      5

        Consolidated Statement of Stockholders'
         Equity for the six months ended
         June 30, 1998 [Unaudited]................................      6..7

        Consolidated Statements of Cash Flows for
         the six months ended June 30, 1998 and
         1997 [Unaudited].........................................      8..9

        Notes to Consolidated Financial Statements................      10..12

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations  ..........      13..16

Part II.Other Information ........................................      17

Signatures  ......................................................      18

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1998
[UNAUDITED]
------------------------------------------------------------------------------




Current Assets:
  Cash and Cash Equivalents                                     $    83,785
  Accounts Receivable                                                88,503
  Loans Receivable - Related Parties                                333,981
  Inventory                                                         360,011
  Prepaid Expenses                                                  155,656
                                                                -----------

  Total Current Assets                                            1,021,936

Equipment, Net of Accumulated
  Depreciation of $537,972                                          867,926
Leasehold Improvements - Net of Accumulated
  Amortization of $330,088                                          685,088
Deposits                                                             18,867
                                                                -----------

Total Assets                                                    $ 2,593,817
                                                                ===========




See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1998
[UNAUDITED]
------------------------------------------------------------------------------




Current Liabilities:
  Accounts Payable                                                $   540,534
  Accrued Expenses                                                    250,960
  Loans Payable                                                       685,545
  Notes Payable                                                       128,300
  Due To Related Parties                                              145,786
                                                                  -----------

  Total Current Liabilities                                         1,751,125

Commitments and Contingencies                                              --

Stockholders' Equity:
  Class A Voting Preferred Stock, $.00001 Par Value, 2,500
   Shares Authorized; 2,500 Shares Issued and Outstanding                  --

  Additional Paid-in Capital [Class A Voting Preferred]                 2,500

  Class B 8% Preferred Stock, $.00001 Par Value, 1,150 Shares
   Authorized; None Issued or Outstanding                                  --

  Class C Preferred Stock, $.00001 Par Value, 2,996,350 Shares
   Authorized; None Issued or Outstanding                                  --

  Common Stock, $.00001 Par Value, 247,000,000
   Shares Authorized; 139,850,839 Shares Issued and Outstanding         1,397

  Additional Paid-in Capital [Common]                              29,741,396

  (Deficit) Accumulated During the Development Stage              (28,902,601)
                                                                  -----------

  Total Stockholders' Equity                                          842,692

  Total Liabilities and Stockholders' Equity                      $ 2,593,817
                                                                  ===========

See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                                                       March 15, 1990
                                                                          [Date of
                            Three months ended     Six months ended     Inception to
                                  June 30,               June 30,         June 30,
                            1 9 9 8    1 9 9 7     1 9 9 8    1 9 9 7     1 9 9 8
                            -------    -------     -------    -------     -------


Revenues                 $   18,037  $   11,018 $    62,112 $   14,290  $   752,029
                         ----------  ---------- ----------- ----------  -----------

Expenses:
  Research & Development    300,853     503,748     713,590    852,542    7,768,947
  Rent                           --          --          --         --      410,065
  Rent - Related Party       32,798      39,479      66,825     76,966      185,386
  General & Administrative  173,848     304,982     461,958    675,804    6,529,443
  Writedown of Inventory         --          --          --         --    1,020,000
  Writedown of Intangibles       --          --          --         --      517,000
                          ---------  ---------- ----------- ----------  -----------

  Total Expenses            507,499     848,209   1,242,373  1,605,312   16,430,841
                         ----------  ---------- ----------- ----------  -----------

  (Loss) from Operations   (489,462)   (837,191) (1,180,261)(1,591,022) (15,678,812)

Other Income                  9,336       1,734      16,139      4,618      293,928

Interest (Expense) - Related
  Party                          --          --          --         --   (8,589,081)

Interest (Expense)           (5,179)     (3,553)     (9,403)    (6,753)  (4,928,636)
                         ----------  ---------- ----------- ----------  -----------

  (Loss) Before Income
   Taxes                   (485,305)   (839,010) (1,173,525)(1,593,157) (28,902,601)

Income Taxes                     --          --          --         --           --
                         ----------  ---------- ----------- ----------  -----------

  Net (Loss)             $ (485,305) $ (839,010)$(1,173,525)$(1,593,157)$(28,902,601)
                         ==========  ========== =========== =========== ============

Preferred Stock Dividends$       --  $       -- $        -- $      233  $   101,361
                         ==========  ========== =========== ==========  ===========

Net (Loss) Available to
  Common Stockholders    $ (485,305) $ (839,010)$(1,173,525)$(1,593,390)$(29,003,962)
                         ==========  ========== =========== =========== ============

Net (Loss) per Share     $   (0.004) $   (0.009)$    (0.009)$   (0.021)
                         ==========  ========== ======================

Average Number of Shares
  Outstanding            133,984,172  1,507,839 126,927,505 74,639,006
                         =========== ========== =========== ==========

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


See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                                      Class A     Additional       Class B    Additional         Class C
                                                 Voting Preferred   Paid-in     8% Preferred    Paid-in         Series 1
                                                                    Capital                     Capital    8% Conv. Preferred

                                                 # of       Par                # of      Par                # of       Par
                                                Shares     Value    Class A   Shares    Value   Class B    Shares     Value

Balance - December 31, 1995 -
 Forwarded                                        2,500  $     --     2,500    1,070   $   --   $107,000        --  $    --

Private Placement - Common Stock at
 $3.00 Per Share, Less Issuance Costs                --        --        --       --       --         --        --       --
Private Placement - Petron at $.38
 per Share                                           --        --        --       --       --         --        --       --
Private Placement - Series 1 Preferred
 Stock at $100 per Share, Less
 Issuance Cost                                       --        --        --       --       --         --    22,500       --
Private Placement - Series 2 Preferred
 Stock at $100 per Share, Less
 Issuance Cost                                       --        --        --       --       --         --        --       --
Conversion of Preferred Stock                        --        --        --       --       --         --   (21,000)      --
Conversion of Debt to Equity at $.25
 Per Share                                           --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified Stock
 Options  - Second Quarter 1996                      --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Third Quarter 1996                  --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Fourth Quarter 1996                 --        --        --       --       --         --        --       --
Cancellation of Apotex Stock                         --        --        --       --       --         --        --       --
Ocean Marine Settlement at $1.31
 per Share                                           --        --        --       --       --         --        --       --
Net (loss) for the year                              --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - December 31, 1996                       2,500        --     2,500    1,070       --    107,000     1,500       --

Private Placement - Series 2
 Preferred at $100 per Share -
 First Quarter 1997                                  --        --        --       --       --         --        --       --
Conversion of Series 1
 Preferred Stock at $1.25 per
 Share - First Quarter 1997                          --        --        --       --       --         --    (1,500)      --
Conversion of Series 2
 Preferred Stock at $.05 per
 Share - First Quarter                               --        --        --       --       --         --        --       --
Conversion of Dr. Pandey's
 Preferred Stock & Debt to
 Equity at $.0625 per Share -
 First Quarter                                       --        --        --   (1,070)      --   (107,000)       --       --
Private Placement - Common Stock
 At $.05 per Share                                   --        --        --       --       --         --        --       --
Excess of Fair Market Value
 Over Option Price of
 Non-Qualified Stock Options
 Exercised First Quarter 1997                        --        --        --       --       --         --        --       --
Excess of Fair Market Value
 Over Option Price of
 Non-Qualified Stock Options
 Exercised Third Quarter 1997                        --        --        --       --       --         --        --       --
Stock Option Grants                                  --        --        --       --       --         --        --       --
Net (loss) for the Year                              --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - December 31, 1997                       2,500        --     2,500       --       --         --        --       --

Private Placement - Common Stock
 at $.05 Per Share                                   --        --        --       --       --         --        --       --
Net (loss) for the Six Months
 Ended June 1998                                     --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - June 30, 1998 [Unaudited]               2,500  $     --  $  2,500       --   $   --   $     --        --  $    --
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
                                  # of      Par                 # of      Par       # of         Par                 Development
                                 Shares    Value   Class C     Shares    Value     Shares       Value      Common      Stage

Balance - December 31, 1995 -
 Forwarded                          --  $    --  $       --       --  $     --      6,583,478 $      66  $20,348,239 $(19,273,319)

Private Placement - Common Stock
 at $3.00 Per Share, Less
 Issuance Costs                     --       --          --       --        --        163,333         1       52,784           --
Private Placement - Petron at
 $.38 per Share                     --       --          --       --        --        260,000         1      100,000           --
Private Placement - Series 1
 Preferred Stock at $100 per
 Share, Less Issuance Cost          --       --   2,137,500       --        --         12,500        --       28,125           --
Private Placement - Series 2
 Preferred Stock at $100 per
 Share, Less Issuance Cost      10,000       --     882,440       --        --             --        --           --           --
Conversion of Preferred Stock       --       --  (1,995,000)      --        --      1,673,583        16    1,966,840           --
Conversion of Debt to Equity
 at $.25 Per Share                  --       --          --       --        --      1,477,745        15      369,422           --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options  - Second
  Quarter 1996                      --       --          --       --        --          2,000        --        4,625           --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Third Quarter
 1996                               --       --          --       --        --            600        --          564           --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Fourth Quarter
 1996                               --       --          --       --        --         51,600         1       13,205           --
Cancellation of Apotex Stock        --       --          --       --        --        (75,000)       --           --           --
Ocean Marine Settlement at
 $1.31 per Share                    --       --          --       --        --         25,000        --       32,812           --
Net (loss) for the year             --       --          --       --        --             --        --           --   (3,174,205)
                              --------  -------  ----------  -------  --------    -----------  --------  ----------- ------------

Balance - December 31, 1996     10,000       --   1,024,940       --        --     10,174,839       100   22,916,616  (22,447,524)

Private Placement - Series 2
 Preferred at $100 per Share -
 First Quarter 1997             12,500       --   1,250,000       --        --             --        --           --           --
Conversion of Series 1
 Preferred Stock at $1.25 per
 Share - First Quarter 1997         --       --    (142,500       --        --        120,000         1      142,499           --
Conversion of Series 2
 Preferred Stock at $.05 per
 Share - First Quarter         (22,500)      __  (2,132,440       --        --     45,000,000       450    2,131,180           --
Conversion of Dr. Pandey's
 Preferred Stock & Debt to
 Equity at $.0625 per Share -
 First Quarter                      --       --        --         --        --     19,430,400       194    1,214,257           --
Private Placement - Common Stock
 At $.05 per Share                  --       --        --         --        --     45,020,000       451    2,290,549           --
Excess of Fair Market Value
 Over Option Price of
 Non-Qualified Stock Options
 Exercised First Quarter 1997       --       --        --         --        --        125,000         1       31,249           --
Excess of Fair Market Value
 Over Option Price of
 Non-Qualified Stock Options
 Exercised Third Quarter 1997       --       --        --         --        --            600        --          246           --
Stock Option Grants                 --       --        --         --        --             --        --       16,000           --
Net (loss) for the Year             --       --        --         --        --             --        --           --   (5,281,552)
                              --------  -------  --------  ---------  --------    ----------- ---------  -----------  ------------

Balance - December 31, 1997         --       --        --         --        --    119,870,839     1,197   28,742,596  (27,729,076)

Private Placement - Common Stock
 at $.05 Per Share                  --       --        --         --        --     19,980,000       200      988,800          --
Net (loss) for the Three Months
 Ended March 1998                   --       --        --         --        --             --        --           --     (688,220)
                              --------  -------  --------  ---------  --------    ----------- ---------  ----------- ------------

Balance - June 30, 1998
[Unaudited]                         --  $    --  $     --         --  $     --    139,850,839 $   1,397  $29,741,396 $(28,902,601)
                              ========  =======  ========  =========  ========    =========== =========  =========== ============




See Accompanying Notes to Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



                                                               March 15, 1990
                                                                  [Date of
                                              Six months ended  Inception to
                                                  June 30,        June 30,
                                                  --------        ---------
                                             1 9 9 8     1 9 9 7   1 9 9 8
                                             -------     -------   -------

Operating Activities:
  Net (Loss)                              $(1,173,525)$(1,593,157) $(28,902,601)
  Adjustments to Reconcile Net (Loss)
   to Net Cash Provided (Used) by
   Operating Activities:
   Depreciation                                86,401      88,200       458,478
   Amortization                                    --       6,000       469,164
   (Gain)/Loss on Sale of Assets                   --          --         5,609
   Interest and Compensation Expense
     in Connection with Issuance of
     Equities                                      --      30,000    14,259,740
   Write Down of Inventory                         --          --     1,020,000
   Write Down of Intangibles                       --          --       517,000

  Changes in Assets and Liabilities
   (Increase) Decrease in:
     Accounts Receivable                      (22,274)    (16,079)      (88,503)
     Inventory                               (148,504)   (349,708)   (1,380,011)
     Prepaid Expenses                         (37,915)    (15,639)     (155,656)
     Other Current Assets                    (218,981)         --      (325,003)
     Deposits                                   1,650          --       (18,867)
     Organizational Costs                          --          --       (13,828)
     Other Assets                                  --          --        (1,592)

   Increase (Decrease) in:
     Accounts Payable                          36,958    (201,085)      540,490
     Accrued Interest Payable, Other
      Current Liabilities and Due to
      Related Parties                          19,858     (80,611)      145,783
     Accrued Expenses                          88,730     (11,786)      251,004
                                          -----------  -----------  -----------

   Total Adjustments                         (194,077)   (550,708)   15,683,808
                                          -----------  ----------   -----------

  Net Cash (Used) by Operating
   Activities - Forward                    (1,367,602) (2,143,865)  (13,218,793)
                                          -----------  ----------   -----------

Investing Activities:
  Patent Issuance Costs                            --    (116,886)     (548,174)
  Purchases of Equipment and
   Leasehold Improvements                      (3,984)   (220,496)   (1,915,203)
  Proceeds from Sale of Assets                     --          --        28,700
  Purchase of Marketable Securities                --          --    (1,476,449)
  Proceeds from Sale of Marketable
   Securities                                      --          --     1,476,449
                                          -----------  ----------   -----------

  Net Cash (Used) by Investing
   Activities - Forward                        (3,984)   (337,382)   (2,434,677)
                                          ------------ -----------  ------------

See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



                                                               March 15, 1990
                                                                  [Date of
                                            Six months ended   Inception to
                                                 June 30,         June 30,
                                                 ---------       ---------
                                            1 9 9 8     1 9 9 7   1 9 9 8
                                            -------     -------   -------

  Net Cash (Used) by Operating
   Activities - Forwarded                $(1,367,602)$(2,143,865) $(13,218,793)

  Net Cash (Used) by Investing
   Activities - Forwarded                     (3,984)   (337,382)   (2,434,677)
                                         ----------- -----------   -----------

Financing Activities:
  Proceeds from Note Payable - Bank               --          --      (390,000)
  Proceeds from Related Party Loans               --          --     1,294,582
  Proceeds from Borrowings Under
   Line of Credit                                 --          --     1,365,000
  Proceeds from Notes Payable - Others            --          --       458,300
  Proceeds from Interim Loans                685,545     241,000     1,935,840
  Proceeds from Bridge Financing                  --          --       640,000
  Capital Contribution                            --          --        95,000
  Payments on Interim Loans                       --          --      (305,000)
  Payments on Notes Payable - Others              --          --      (520,000)
  Payment on Stockholder Loans                    --          --      (207,037)
  Payment of Line of Credit                       --          --      (975,000)
  Proceeds from Issuance of Common Stock     719,000     750,000     8,094,343
  Proceeds from Issuance of Class C
   Series 1 Preferred Stock                       --          --     2,109,347
  Proceeds from Issuance of Class C
   Series 2 Preferred Stock                       --   1,249,190     2,131,630
   Proceeds from Exercise of Options              --       1,250        10,250
                                         -----------  ----------   -----------

  Net Cash - Financing Activities          1,404,545   2,241,440    15,737,255
                                         -----------  ----------   -----------

  Net Increase (Decrease) in Cash and
   Cash Equivalents                           32,959    (239,807)       83,785

Cash and Cash Equivalents - Beginning
 of Periods                                   50,826     335,912            --
                                         -----------  ----------   -----------

Cash and Cash Equivalents - End of
 Periods                                 $    83,785  $   96,105   $    83,785
                                         ===========  ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest - Related Party              $        --  $       --   $   104,992
   Interest - Other                      $    10,759  $    1,150   $   144,577
   Income Taxes                          $        --  $       --   $        --

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

[2] Basis of Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring item) which are considered necessary for a fair presentation of the consolidated financial position of the Company at June 30, 1998 and the consolidated results of its operations for the six months ended June 30, 1998 and 1997 and for the cumulative period from March 15, 1990 (date of inception) to June 30, 1998. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1997. The results of operations for the six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for a full year.

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

[4] Blech Purchase Agreement

On November 18, 1996, the Company entered into and closed the initial stage of a stock purchase agreement (the "Blech Purchase Agreement") with David Blech and/or his designees ("Blech") providing for the sale of up to 55,000 shares of Class C Series 2 Voting Cumulative Preferred Stock for a purchase price of $100 per share ($5,500,000 in the aggregate), or the underlying shares of Common Stock. Subsequent to December 31, 1996, the Blech Purchase Agreement was amended to extend the purchase period. Through December 31, 1997, Blech purchased 95,620,000 shares of Common Stock for a total of $4,781,000. In the three months ended March 31, 1998, Blech purchased 14,380,000 shares of Common Stock for a total of $719,000. This completed the obligations under the Blech Purchase Agreement. (See Notes 7 and -8).

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

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------


[5] Related Parties

(A) Loans Receivable - Related Parties - In 1997 and the six months ended June 30, 1998, the Company made loans totaling $90,000 and $60,000, respectively, to Consumers Choice Systems, Inc. ("CCS"), a company engaged in the marketing and distribution of products in the over-the counter pharmaceutical market. The loans are collateralized by CCS inventory and accounts receivable. The Company had entered into negotiations with CCS in connection with possible distribution of XetaPharm nutraceuticals. CCS is engaged in a private offering of its securities, and upon completion of this offering, The Company understands that the Edward A. Blech Trust would own approximately 30.8% of CCS' common stock. The outstanding balance of the loan at June 30, 1998 was $100,000.

In 1997 and the six months ended June 30, 1998, the Company made unsecured loans totaling $70,000 and $74,000, respectively, to Margaret Chassman. Ms. Chassman is the wife of David Blech, a principal shareholder of the Company. The outstanding balance at June 30, 1998 was $144,000.

In the six months ended June 30, 1998, the Company made unsecured loans totaling $72,000 to Pacific Sensuals Inc. ("Pacific"), a company engaged in the marketing and distribution of products sold through health stores. David Blech has an indirect 38% ownership interest in Pacific. This balance was outstanding at June 30, 1998.

A demand promissory note was issued for each of these loans which bears an interest rate of 10% per annum. Accrued interest and interest income amounted to $17,981 and $13,769, respectively, at June 30, 1998.

(B) Due To Related Parties:

i. Pursuant to the Blech Agreement (See Note 4), on February 7, 1997, Dr. Pandey exchanged certain indebtedness owed by the Company to him and the 1,070 shares of Class B Preferred Stock of the Company held by him for 12,144 shares of Series 3 Preferred Shares. These shares were then converted into 19,430,400 shares of Common Stock at $.0625 per share. At June 30, 1998, the Company has an indebtedness to Dr. Pandey for the accrued interest on the notes totaling $80,611.

ii. The Company leases its operating facilities under an operating lease which began in April 1991 and expires on September 30, 2000. In 1996, Dr. Pandey purchased a 25% beneficial ownership in the lessor as a limited partner in such entity, which may be deemed to be an affiliate of Dr. Pandey. The lease provides the Company with renewal options for three additional five year periods. Management has stated its intention to renew. Rent expense under the operating lease amounted to $66,825 and $76,966 for the six months ended June 30, 1998 and 1997, respectively. As of June 30, 1998, the Company is in arrears with respect to rental payments in the amount of $65,175.

[6] Notes Payable

An individual made two loans to the Company during 1996 aggregating to $115,000. Each of these loans was evidenced by ten percent and twelve percent (at simple interest) promissory notes, due six months from the date of the loan. Each promissory note was subject to a six month extension, which the Company Exercised. In September 1997, these two loans were extended for an additional one year evidenced by 12% (at simple interest) promissory notes. The accumulated interest of $13,300 was also converted into one year 12% promissory notes. Accrued interest and interest expense related to these notes amounted to $0 and $7,698, respectively, at the six months ended June 30, 1998.

The weighted average interest rate on short-term borrowings as of June 30, 1998 was approximately 10%.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------



[7] Loans Payable

In February, 1998, an individual made a loan to the Company in the amount of $10,000.

In the six months ended June 30, 1998, the Company received $675,545 from David Blech and five non-affiliated individuals in the form of loans. At June 30, 1998, outstanding loans amounted to $685,545.

[8] Subsequent Events

(A) In the period from July 1, 1998 to August 3, 1998, the Company has received additional loans of $220,000 from two non-affiliated individuals. The Company intends to conduct a rights offering (the "Rights Offering"), pursuant to which it will offer to those holders ("Holders") of Xechem's Common Stock, who purchased Common Stock pursuant to the Blech Purchase Agreement, the right to subscribe for an aggregate of 275,000,000 additional shares of Common Stock at a price of $.01 per share, subject to the proviso that until sufficient Common Stock is authorized for issuance, the Company will issue a new series of Class C Preferred Shares which will be converted to Common Stock when sufficient Common Stock is authorized. If the offering is not fully subscribed, the Company may be unable to obtain substitute financing and may be unable to meet its obligations or continue its operations. The Company cannot offer any assurances that all or any shares of Common Stock will be sold in the Rights Offering and it is expected that additional funds will have to be raised by the Company to support ongoing operations even if the Rights Offering is fully subscribed. The Company is currently seeking additional sources of financing.

(B) Pro Forma - When the (i) loans payable of $675,545 (See Note 7) and (ii)) additional funding of $220,000 in anticipation of the Rights Offering are converted into equity, a pro forma balance sheet would be as follows:

                                             Actual      Effect      Pro Forma
                                            June 30,       of        August 3,
                                             1 9 9 8   Transaction    1 9 9 8
                                             -------   -----------    -------

Current Liabilities                        $1,751,125  $  (675,545) $1,075,580
Stockholders Equity                           842,692      895,545   1,738,237
                                           ----------  -----------  ----------

  Totals                                   $2,593,817  $   220,000  $2,813,817
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

Results of Operations

The Six Months Ended June 30, 1998 vs. The Six Months Ended June 30, 1997

      The following table sets forth certain statement of operations data of the Company for the cumulative period from inception (March 15, 1990) to June 30, 1998 and for each of the six months ended June 30, 1998 and June 30, 1997.

                                                  Six months         Cumulative
                                                     Ended          Inception to
                                                   June 30,           March 31,
                                               1998          1997       1998
                                                 (in thousands)
Revenue                                    $     62.1  $      14.3  $    752.1
Research and Development Expense           $    713.6  $     852.5  $  7,769.0
Rent                                       $       --  $        --  $    410.1
Rent - Related Party                       $     66.8  $      77.0  $    185.4
General and Administrative                 $    462.0  $     675.8  $  6,529.4
Writedown of Inventory                     $       --  $        --  $  1,020.0
Writedown of Intangibles                   $       --  $        --  $    517.0
(Loss) from operations                     $ (1,180.3) $  (1,591.0) $(15,678.8)

Revenue

  The $47,800 increase in revenue from the six months ended June 30, 1997 to the six months ended June 30, 1998 was attributable to an increase in product sales. There were no service sales in the six months ended June 30, 1998 The 1998 product sales of $62,100 were by the Company's subsidiary, XetaPharm, which introduced its line of over-the-counter natural health products, commonly known as nutraceuticals, in June 1996.

Research and Development

  The Company's research and development expenditures continue to emphasize compounds for generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures decreased by $138,900 to $713,600, or 16.3%, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

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

  Expenditures on the development of the Company's process for producing paclitaxel of $156,500 represents a decrease of $113,400, or 42.0%, as compared to the six months ended June 30, 1997. Research and development costs for bleomycin were $9,800 for the six months ended June 30, 1998, an increase of $9,800, or 100%, as compared to the six months ended June 30, 1997.

  XetaPharm had research and development expenses of $90,700 for market readiness on alternative medicines and nutraceuticals in the six months ended June 30, 1998. This represents a net increase of $52,700, or 138.7% of expenses for the period ended June 30, 1998 as compared to the period ended June 30, 1997.

  One cholesterol-lowering project, still in development, represented $29,900 of decreased costs as compared to this same period in 1997. The Company's other research and development projects, both for customers and in-house research, totaled $390,300 for the six months ended June 30, 1998, a decrease of $98,000, or 20.1% from the same period in 1997.

  The Company anticipates that, subject to the availability of funding, research and development expenditures will continue to increase for paclitaxel, as well as the development of other anticancer, antiviral and memory enhancing drugs.

Rent, General and Administrative

  Rent, general and administrative expenses decreased $224,000, or 29.8%, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Significant expense increases for the period ended June 30, 1998, were:
Travel expenses of $13,300; Meals and Entertainment expenses of $12,800; and Sales and Use Tax expenses of $12,300. The sales and use tax figure represents an amount that was above the 1997 estimate of $23,200. These increases were offset by significant expense decreases of $174,100, which included: NASDAQ fees $34,700; Consulting $30,700; Repairs & Maintenance $29,100; Promotions $26,100; Office $19,300; General Insurance $19,000; and Annual Meeting expenses $15,200.

  Legal and accounting expenses totaled $126,700 for the six months ended June 30, 1998. This represents a decrease of $77,500 or 38.0%, as compared to the same period in 1997. Other general and administrative costs decreased $10,800 or 3.4%, to $311,500, in 1998 compared to the same period in 1997.

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

  The Company's loss from operations totaled $1,180,300, a decrease of $390,700, or 25.8%, for the six months ended June 30, 1998 as compared to the same period in 1997, and is primarily a result of the foregoing.

  Interest expense increased approximately $2,700, or 38.2%, to $9,400, in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

Liquidity and Capital Resources; Plan of Operations

  On June 30, 1998, the Company had cash and cash equivalents of $83,800, negative working capital of $729,100 and stockholder's equity of $842,700.

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

                                   XECHEM INTERNATIONAL, INC.


Date:   August 10, 1998

                                   /s/  Ramesh C. Pandey
                                   ---------------------
                                        Ramesh C. Pandey, Ph.D.
                                        President/Chief Executive Officer/
                                        Chief Accounting Officer