Form 10QSB
period 1998-09-30
XECHEM INTERNATIONAL INC
filed 1998-12-21
CIK 919611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   Form 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1998
                               ----------------------------------------------

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

                          Yes X   No

Number of shares outstanding of the issuer's common stock, as of December 10, 1998 was 140,650,893 shares.

Transitional Small Business Disclosure Format

                          Yes       No X

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.

Part I. Financial Information

Item 1. Consolidated Balance Sheet as of
         September 30, 1998 (Unaudited)...........................      3..4

        Consolidated Statements of Operations
         for the three months and nine months ended
         September 30, 1998 and 1997 (Unaudited) .................      5

        Consolidated Statement of Stockholders'
         Equity for the nine months ended
         September 30, 1998 (Unaudited)...........................      6..7

        Consolidated Statements of Cash Flows for
         the nine months ended September 30, 1998 and
         1997 (Unaudited).........................................      8..10

        Notes to Consolidated Financial Statements................      11..14

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations  ..........      15..19

Part II.Other Information ........................................      20

Signatures  ......................................................      21

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1998.
(UNAUDITED)
------------------------------------------------------------------------------




Current Assets:
  Cash and Cash Equivalents                                       $    52,669
  Accounts Receivable                                                   7,737
  Loans Receivable - Related Parties                                   54,710
  Inventory                                                           357,753
  Prepaid Expenses                                                    179,599
                                                                  -----------

  Total Current Assets                                                652,468

Investment - Related Party                                             34,500

Equipment, Net of Accumulated
  Depreciation of $567,675                                            840,626
Leasehold Improvements - Net of Accumulated
  Amortization of $345,988                                            669,188
Deposits                                                               18,867
                                                                  -----------

Total Assets                                                      $ 2,215,649
                                                                  ===========




See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1998.
(UNAUDITED)
------------------------------------------------------------------------------


Current Liabilities:
  Accounts Payable                                                  $   509,755
  Accrued Expenses                                                      202,221
  Loans Payable                                                         855,545
  Notes Payable                                                         348,300
  Due To Related Parties                                                183,031
                                                                    -----------

  Total Current Liabilities                                           2,098,852

Commitments and Contingencies                                                --

Stockholders' Equity:
  Class A Voting Preferred Stock, $.00001 Par Value, 2,500
   Shares Authorized; 2,500 Shares Issued and Outstanding                    --

  Additional Paid-in Capital (Class A Voting Preferred)                   2,500

  Class B 8% Preferred Stock, $.00001 Par Value, 1,150 Shares
   Authorized; None Issued or Outstanding                                    --

  Class C Preferred Stock, $.00001 Par Value, 2,996,350 Shares
   Authorized; None Issued or Outstanding                                    --

  Common Stock, $.00001 Par Value, 247,000,000
   Shares Authorized; 139,850,839 Shares Issued and Outstanding           1,397

  Additional Paid-in Capital (Common)                                29,741,396

  (Deficit) Accumulated During the Development Stage                (29,628,496)
                                                                    -----------

 Total Stockholders' Equity                                             116,797

 Total Liabilities and Stockholders' Equity                         $ 2,215,649
                                                                    ===========

See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------



                                                                       Cumulative Period
                                                                         From March 15,
                                                                         1990 (Date of
                             Three months ended    Nine months ended     Inception to
                               September 30,         September 30,       September 30,
                            1 9 9 8      1 9 9 7  1 9 9 8      1 9 9 7     1 9 9 8
                            -------      -------  -------      -------     -------

Revenues                 $   11,591  $   15,676 $    73,703 $    29,966  $   763,620
                         ----------  ---------- ----------- -----------  -----------

Expenses:
  Research & Development    248,673     620,216     962,263   1,472,758    8,017,620
  Rent                           --          --          --          --      410,065
  Rent - Related Party       37,245      42,420     104,070     119,386      222,631
  General & Administrative  432,984     296,481     894,942     972,285    6,962,427
  Writedown of Inventory         --          --          --          --    1,020,000
  Writedown of Intangibles       --          --          --          --      517,000
                          ---------  ---------- ----------- -----------  -----------

  Total Expenses            718,902     959,117  1,961,275    2,564,429   17,149,743
                         ----------  ---------- ----------  -----------  -----------

  (Loss) from Operations   (707,311)   (943,441) (1,887,572) (2,534,463) (16,386,123)

Other Income (Expense)      (12,185)      1,634       3,954       6,252      281,743

Interest (Expense) -
 Related Party                   --          --          --          --   (8,589,081)

Interest (Expense)           (6,399)     (3,530)    (15,802)    (10,283)  (4,935,035)
                         ----------  ---------- ----------- -----------  -----------

  (Loss) Before Income
   Taxes                   (725,895)   (945,337) (1,899,420) (2,538,494) (29,628,496)

Income Taxes                     --          --          --          --           --
                         ----------  ---------- ----------- ----------- ------------

  Net (Loss)             $ (725,895) $ (945,337)$(1,899,420)$(2,538,494)$(29,628,496)
                         ==========  ========== =========== =========== ============

Preferred Stock Dividends$       --  $       -- $        -- $      233  $    101,361
                         ==========  ========== =========== =========== ============

Net (Loss) Available to
  Common Stockholders    $ (725,895) $ (945,337)$(1,899,420)$(2,538,727)$(29,729,857)
                         ==========  ========== =========== =========== ============

Net (Loss) per Share     $   (0.005) $   (0.009)$    (0.014)$     (0.03)
                         ==========  ========== =========== ===========

Average Number of Shares
  Outstanding            139,850,839 109,721,772131,721,772 86,333,195
                         =========== ====================== ==========

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


See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                                      Class A     Additional       Class B    Additional         Class C
                                                 Voting Preferred   Paid-in     8% Preferred    Paid-in         Series 1
                                                                    Capital                     Capital    8% Conv. Preferred

                                                 # of       Par                # of      Par                # of       Par
                                                Shares     Value    Class A   Shares    Value   Class B    Shares     Value

Balance - December 31, 1995 -
 Forwarded                                        2,500  $     --     2,500    1,070   $   --   $107,000        --  $    --


Private Placement - Common Stock at
 $3.00 Per Share, Less Issuance Costs                --        --        --       --       --         --        --       --
Private Placement - Petron at $.38
 per Share                                           --        --        --       --       --         --        --       --
Private Placement - Series 1 Preferred
 Stock at $100 per Share, Less
 Issuance Cost                                       --        --        --       --       --         --    22,500       --
Private Placement - Series 2 Preferred
 Stock at $100 per Share, Less
 Issuance Cost                                       --        --        --       --       --         --        --       --
Conversion of Preferred Stock                        --        --        --       --       --         --   (21,000)      --
Conversion of Debt to Equity at $.25
 Per Share                                           --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified Stock
 Options  - Second Quarter 1996                      --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Third Quarter 1996                  --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Fourth Quarter 1996                 --        --        --       --       --         --        --       --
Cancellation of Apotex Stock                         --        --        --       --       --         --        --       --
Ocean Marine Settlement at $1.31
 per Share                                           --        --        --       --       --         --        --       --
Net (loss) for the year                              --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - December 31, 1996                       2,500        --     2,500    1,070       --    107,000     1,500       --

Private Placement - Series 2
 Preferred at $100 per Share -
 First Quarter 1997                                  --        --        --       --       --         --        --       --
Conversion of Series 1
 Preferred Stock at $1.25 per
 Share - First Quarter 1997                          --        --        --       --       --         --    (1,500)      --
Conversion of Series 2
 Preferred Stock at $.05 per
 Share - First Quarter                               --        --        --       --       --         --        --       --
Conversion of Dr. Pandey's
 Preferred Stock & Debt to
 Equity at $.0625 per Share -
 First Quarter                                       --        --        --   (1,070)      --   (107,000)       --       --
Private Placement - Common Stock
 At $.05 per Share                                   --        --        --       --       --         --        --       --
Excess of Fair Market Value
 Over Option Price of
 Non-Qualified Stock Options
 Exercised First Quarter 1997                        --        --        --       --       --         --        --       --
Excess of Fair Market Value
 Over Option Price of
 Non-Qualified Stock Options
 Exercised Third Quarter 1997                        --        --        --       --       --         --        --       --
Stock Option Grants                                  --        --        --       --       --         --        --       --
Net (loss) for the Year                              --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - December 31, 1997                       2,500        --     2,500       --       --         --        --       --

Private Placement - Common Stock
 at $.05 Per Share                                   --        --        --       --       --         --        --       --
Net (loss) for the Nine Months
 Ended September 30, 1998                            --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - September 30, 1998 [Unaudited]          2,500  $     --  $  2,500       --   $   --   $     --        --  $    --
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
                                  # of      Par                 # of      Par       # of         Par               Development
                                 Shares    Value   Class C     Shares    Value     Shares       Value      Common     Stage

Balance - December 31, 1995 -
 Forwarded                          --  $    --  $     --        --  $     --      6,583,478   $      66  $20,348,239 $(19,273,319)

Private Placement - Common Stock
 at $3.00 Per Share, Less Issuance
 Costs                              --      --        --        --        --        163,333           1       52,784           --
Private Placement - Petron at $.38
 per Share                          --       --        --        --        --        260,000           1      100,000           --
Private Placement - Series 1
 Preferred Stock at $100 per
 Share, Less Issuance Cost          --       --  2,137,500       --        --         12,500          --       28,125           --
Private Placement - Series 2
 Preferred Stock at $100 per
 Share, Less Issuance Cost      10,000       --   882,440        --        --             --          --           --           --
Conversion of Preferred Stock       --       --(1,995,000)       --        --      1,673,583          16    1,966,840           --
Conversion of Debt to Equity
 at $.25 Per Share                  --       --        --        --        --      1,477,745          15      369,422           --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options  - Second
  Quarter 1996                      --       --        --        --        --          2,000          --        4,625           --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Third Quarter
 1996                               --       --        --        --        --            600          --          564           --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Fourth Quarter
 1996                               --       --        --        --        --         51,600           1       13,205           --
Cancellation of Apotex Stock        --       --        --        --        --        (75,000)         --           --           --
Ocean Marine Settlement at $1.31
 per Share                          --       --        --        --        --         25,000          --       32,812           --
Net (loss) for the year             --       --        --        --        --             --          --           --   (3,174,205)
                              --------  -------  --------   -------  --------    -----------   ---------  -----------  -----------

Balance - December 31, 1996     10,000       --  1,024,940       --        --     10,174,839         100   22,916,616  (22,447,524)

Private Placement - Series 2
 Preferred at $100 per Share -
 First Quarter 1997             12,500       --  1,250,000       --        --             --          --           --           --
Conversion of Series 1
 Preferred Stock at $1.25 per
 Share - First Quarter 1997         --       --  (142,500)       --        --        120,000           1      142,499           --
Conversion of Series 2
 Preferred Stock at $.05 per
 Share - First Quarter         (22,500)      __ (2,132,440)     --        --      45,000,000         450    2,131,180           --
Conversion of Dr. Pandey's
 Preferred Stock & Debt to
 Equity at $.0625 per Share -
 First Quarter                      --       --        --        --        --     19,430,400         194    1,214,257           --
Private Placement - Common Stock
 At $.05 per Share                  --       --        --        --        --     45,020,000         451    2,290,549           --
Excess of Fair Market Value
 Over Option Price of
 Non-Qualified Stock Options
 Exercised First Quarter 1997       --       --        --        --        --        125,000           1       31,249           --
Excess of Fair Market Value
 Over Option Price of
 Non-Qualified Stock Options
 Exercised Third Quarter 1997       --       --        --        --        --            600          --          246           --
Stock Option Grants                 --       --        --        --        --             --          --       16,000           --
Net (loss) for the Year             --       --        --        --        --             --          --           --   (5,281,552)
                              --------  -------  --------   -------  --------    -----------   ---------  -----------  -----------

Balance - December 31, 1997         --       --        --        --        --    119,870,839       1,197   28,742,596  (27,729,076)

Private Placement - Common Stock
 at $.05 Per Share                  --       --        --        --        --     19,980,000         200      988,800           --
Net (loss) for the Nine Months
 Ended September 30, 1998           --       --        --        --        --             --          --           --   (1,889,420)
                              --------  -------  --------   -------  --------    -----------   ---------  ----------- ------------

Balance - September 30, 1998
 [Unaudited]                        --  $    --  $     --        --  $     --    139,850,839   $   1,397  $29,741,396 $(29,628,496)
                              ========  =======  ========  ========  ========    ===========   =========  =========== ============




See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------



                                                                       March 15, 1990
                                                                         (Date of
                                                     Nine months ended  Inception to
                                                     September 30,      September 30,
                                                  1 9 9 8      1 9 9 7    1 9 9 8
                                                  -------      -------    -------

Operating Activities:
  Net (Loss)                                    $(1,899,420)$(2,538,494)$(29,628,496)
  Adjustments to Reconcile Net (Loss) to Net Cash
   Provided (Used) by Operating Activities:
   Depreciation                                     132,004     129,600      504,081
   Amortization                                          --       9,000      469,164
   (Gain)/Loss on Sale of Assets                         --          --        5,609
   Interest and Compensation Expense
     in Connection with Issuance of Equities             --      30,240   14,259,740
   Write Down of Inventory                               --          --    1,020,000
   Write Down of Intangibles                             --          --      517,000

  Changes in Assets and Liabilities
   (Increase) Decrease in:
     Accounts Receivable                             58,492          --       (7,737)
     Inventory                                     (146,246)   (251,559)  (1,377,753)
     Prepaid Expenses                               (61,858)     35,421     (179,599)
     Other Current Assets                            60,290    (129,998)     (45,732)
     Investments                                    (34,500)         --      (34,500)
     Deposits                                         1,650          --      (18,867)
     Organizational Costs                                --          --      (13,828)
     Other Assets                                        --          --       (1,592)

   Increase (Decrease) in:
     Accounts Payable                                 6,223    (342,487)     509,755
     Accrued Interest Payable, Other Current
       Liabilities and Due to Related Parties        57,236      10,258      183,161
     Accrued Expenses                                39,814     (42,488)     202,088
                                                ----------- ----------- -----------

   Total Adjustments                                113,105    (552,013)  15,990,990
                                                ----------- -----------  -----------

  Net Cash (Used) by Operating Activities -
   Forward                                       (1,786,315) (3,090,507) (13,637,506)
                                                ----------- -----------  -----------

Investing Activities:
  Patent Issuance Costs                                  --    (168,383)    (548,174)
  Purchases of Equipment and
   Leasehold Improvements                            (6,387)   (267,783)  (1,917,606)
  Proceeds from Sale of Assets                           --          --       28,700
  Purchase of Marketable Securities                      --          --   (1,476,449)
  Proceeds from Sale of Marketable Securities            --          --    1,476,449
                                                ----------- -----------  -----------

  Net Cash (Used) by Investing Activities -
   Forward                                      $    (6,387)$  (436,166) $(2,437,080)

See Accompanying Notes to Consolidated Financial Statements.

                                         8

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------



                                                                       March 15, 1990
                                                                          (Date of
                                                     Nine months ended Inception to
                                                     September 30,      September 30,
                                                  1 9 9 8      1 9 9 7    1 9 9 8
                                                  -------      -------    -------

  Net Cash (Used) by Operating Activities -
   Forwarded                                    $(1,786,315)$(3,090,507)$(13,637,506)

  Net Cash (Used) by Investing Activities -
   Forwarded                                         (6,387)   (436,166)  (2,437,080)
                                                ----------- ----------- ------------

Financing Activities:
  Proceeds from Note Payable - Bank                      --          --     (390,000)
  Proceeds from Related Party Loans                      --          --    1,294,582
  Proceeds from Borrowings Under Line of Credit          --          --    1,365,000
  Proceeds from Notes Payable - Others              220,000          --      678,300
  Proceeds from Interim Loans                       855,545      57,000    2,105,840
  Proceeds from Bridge Financing                         --          --      640,000
  Capital Contribution                                   --          --       95,000
  Payments on Interim Loans                              --          --     (305,000)
  Payments on Notes Payable - Others                     --          --     (520,000)
  Payment on Stockholder Loans                           --          --     (207,037)
  Payment of Line of Credit                              --          --     (975,000)
  Proceeds from Issuance of Common Stock            719,000   2,116,000    8,094,343
  Proceeds from Issuance of Class C
   Series 1 Preferred Stock                              --          --    2,109,347
  Proceeds from Issuance of Class C
   Series 2 Preferred Stock                              --   1,249,190    2,131,630
   Proceeds from Exercise of Options                     --       1,256       10,250
                                                ----------- -----------  -----------

  Net Cash - Financing Activities                 1,794,545   3,423,446   16,127,255
                                                ----------- -----------  -----------

  Net Increase (Decrease) in Cash and
   Cash Equivalents                                   1,843    (103,227)      52,669

Cash and Cash Equivalents - Beginning of Periods     50,826     335,912           --
                                                ----------- -----------  -----------

Cash and Cash Equivalents - End of Periods      $    52,669 $   232,685  $    52,669
                                                =========== ===========  ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest - Related Party                     $        -- $        --  $   104,992
   Interest - Other                             $    16,031 $        --  $   149,849
   Income Taxes                                 $        -- $        --  $        --

See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------



Supplemental Disclosure of Non-Cash Investing and Financing Activities:

A total of 125,000 stock options, issued to the holder of notes payable, were exercised at a nominal price during the nine months ended September 30, 1997. The difference between the fair market value of the Common Stock at the time of exercise and the amount paid was charged to compensation expense.

In accordance with the terms of the Stock Plan (See Note 4), 600 options were exercised at a nominal price during the nine months ended September 30, 1997. The difference between the fair market value of the Common Stock at the time of exercise and the amount paid was charged to compensation expense.

As a result of these transactions, the Company's statement of operations reflects non-cash interest and compensation expense of $30,240 for the nine months ended September 30, 1997.




See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
------------------------------------------------------------------------------



(1) Significant Accounting Policies

Significant accounting policies and other matters of Xechem International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc. and XetaPharm, Inc. (collectively the "Company"), are set forth in the financial statements for and as of the year ended December 31, 1997 included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

(2) Basis of Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring item) which are considered necessary for a fair presentation of the consolidated financial position of the Company at September 30, 1998 and the consolidated results of its operations for the nine months ended September 30, 1998 and 1997 and for the cumulative period from March 15, 1990 (date of inception) to September 30, 1998. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1997. The results of operations for the nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for a full year.

(3) Loss per Share

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

(4) Stock Plan

As a result of the exercise of 600 stock options during the nine months ended September 30, 1997, the Company's statements of operations reflect a charge to non-cash compensation expense of $240. The offsetting amount was reflected as paid-in capital. The charge reflects the market value of the Company's Common Stock issued over the exercise price paid.

(5) Blech Purchase Agreement

On November 18, 1996, the Company entered into and closed the initial stage of a stock purchase agreement (the "Blech Purchase Agreement") with David Blech and/or his designees ("Blech") providing for the sale of up to 55,000 shares of Class C Series 2 Voting Cumulative Preferred Stock for a purchase price of $100 per share ($5,500,000 in the aggregate), or the underlying shares of Common Stock. Subsequent to December 31, 1996, the Blech Purchase Agreement was amended to extend the purchase period. Through December 31, 1997, Blech purchased 95,620,000 shares of Common Stock for a total of $4,781,000. In the three months ended March 31, 1998, Blech purchased 14,380,000 shares of Common Stock for a total of $719,000. This completed the obligations under the Blech Purchase Agreement. (See Notes 8 and 9).

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
------------------------------------------------------------------------------




(5) Blech Purchase Agreement (Continued)

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

(6) Related Parties

(A) Loans  Receivable  - Related  Parties  - In 1997 and the nine  months  ended
September 30, 1998, the Company made loans totaling $90,000 and $60,000, respectively, to Consumers Choice Systems, Inc. ("CCS"), a company engaged in the marketing and distribution of products in the over-the counter pharmaceutical market. The Company had entered into negotiations with CCS in connection with possible distribution of XetaPharm nutraceuticals. CCS is engaged in a private offering of its securities, and upon completion of this offering, The Company understands that the Edward A. Blech Trust would own approximately 30.8% of CCS' common stock. In September 1998, the Company agreed to accept 46,000 shares of CCS common stock valued at $34,500, as partial repayment of the loan. The outstanding balance of the loan at September 30, 1998 was $45,500.

In 1997 and the nine months ended September 30, 1998, the Company made unsecured loans totaling $70,000 and $74,000, respectively, to Margaret Chassman. Ms. Chassman is the wife of David Blech, a principal shareholder of the Company. The outstanding balance at September 30, 1998 was $144,000.

In the nine months ended September 30, 1998, the Company made unsecured loans totaling $72,000 to Pacific Sensuals Inc. ("Pacific"), a company engaged in the marketing and distribution of products sold through health stores. David Blech has an indirect 38% ownership interest in Pacific. This balance was outstanding at September 30, 1998.

A demand promissory note was issued for each of these loans, which bears an interest rate of 10% per annum. With the exception of the CCS loans, the Company anticipates that these loans will not be collected and has fully reserved for their uncollectibility. Accrued interest and interest income amounted to $9,210 and $6,224, respectively, at September 30, 1998.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
------------------------------------------------------------------------------



(6) Related Parties (Continued)

(B) Due To Related Parties -

(i) Pursuant to the Blech Agreement (See Note 5), on February 7, 1997, Dr. Pandey exchanged certain indebtedness owed by the Company to him and the 1,070 shares of Class B Preferred Stock of the Company held by him for 12,144 shares of Series 3 Preferred Shares. These shares were then converted into 19,430,400 shares of Common Stock at $.0625 per share. At September 30, 1998, the Company has an indebtedness to Dr. Pandey for the accrued interest on the notes totaling $80,611.

(ii)The Company leases its operating facilities under an operating lease that began in April 1991 and expires on September 30, 2000. In 1996, Dr. Pandey purchased a 25% beneficial ownership in the lessor as a limited partner in such entity, which may be deemed to be an affiliate of Dr. Pandey. The lease provides the Company with renewal options for three additional five year periods. Management has stated its intention to renew. Rent expense under the operating lease amounted to $104,070 and $119,386 for the nine months ended September 30, 1998 and 1997, respectively. As of September 30, 1998, the Company is in arrears with respect to rental payments in the amount of $102,420.

(7) Investment

In September 1998, the Company agreed to convert a portion of its loan receivable from Consumers Choice systems, Inc. ("CSS") into shares of CCS common stock. The Company received 46,000 shares of CCS common stock at a price of $.75 per share or $34,500. The stock is not registered at this time and there is no public market for these shares of stock.

(8) Notes Payable

An individual made two loans to the Company during 1996 aggregating to $115,000. Each of these loans was evidenced by ten percent and twelve percent (at simple interest) promissory notes, due six months from the date of the loan. Each promissory note was subject to a six month extension, which the Company exercised. In September 1997, these two loans were extended for an additional one year evidenced by 12% (at simple interest) promissory notes. The accumulated interest of $13,300 was also converted into one year 12% promissory notes. In the nine months ended September 30, 1998, this individual made four additional loans to the Company aggregating to $170,000. Each of these loans was evidenced by ten percent and twelve percent (at simple interest) promissory notes, due one year from the date of the loan. This individual also has the right to convert these loans into shares of Company Common Stock at $.01 per share.

In September 1998, two individuals made loans of $25,000 each, which are evidenced by eight percent (at simple interest) promissory notes, due one year from the date of the loan. One individual also has the right to convert the loan into shares of Company Common Stock at $.01 pr share. Accrued interest and interest expense related to these notes amounted to $133 and $14,097, respectively, at the nine months ended September 30, 1998.

The weighted average interest rate on short-term borrowings as of September 30, 1998 was approximately 11%.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
------------------------------------------------------------------------------



(9) Loans Payable

In February, 1998, an individual made a loan to the Company in the amount of $10,000.

In the nine months ended September 30, 1998, the Company received $845,545 from David Blech and six non-affiliated individuals in the form of loans. At September 30, 1998, outstanding loans amounted to $855,545.

(10) Subsequent Events

(A) The Company conducted a rights offering (the "Rights Offering"), pursuant to which it offered to those holders ("Holders") of Xechem's Common Stock, who purchased Common Stock pursuant to the Blech Purchase Agreement, the right to subscribe for an aggregate of 275,000,000 additional shares of Common Stock at a price of $.01 per share, subject to the proviso that until sufficient Common Stock is authorized for issuance, the Company will issue a new series of Class C Preferred Shares which will be converted to Common Stock when sufficient Common Stock is authorized. The Rights Offering was to expire on September 15, 1998 but has been extended. Holders of loans of $480,000 (see Note 9) have committed to convert to Common Stock under the Rights Offering. Holders of Notes Payable (see
Note 8) have the option to convert their loans to equity.

(B) Pro Forma - When the loans payable of $480,000 (See Note 9) are converted into equity under the Rights Offering, a pro forma balance sheet would be as follows:

                                        Actual         Effect       Pro Forma
                                     September 30,       of       November 15,
                                        1 9 9 8      Transaction     1 9 9 8
                                        -------      -----------     -------

Current Liabilities                   $2,098,852     $ (480,000)  $1,618,852
Stockholders Equity                      116,797        480,000      596,797
                                      ----------     ----------   ----------

  Totals                              $2,215,649     $       --   $2,215,649
  ------                              ==========     ==========   ==========

The effect of the above transactions would be antidilutive and accordingly basic and diluted earnings per share are not shown.

(C) In July 1998, the Company received a demand from the trustee of the estate of Kensington Wells Incorporated for payment of $40,000 alleged to be due per the fee agreement between the Company and Kensington Wells Incorporated related to the introduction of David Blech to the Company. The Company had written off this purported obligation in 1997 based upon certain defenses it has asserted to this obligation. The Company is presently in the discovery process with the trustee and there can be no assurances as to whether the Company will be required to pay some or all of this obligation

(D) In December 1998, the Company has received demand from the lessor of its facilities for the repayment of past due rent. The landlord of the property which the Company leases for its principal business office and research facilities and the Company have agreed to a settlement of past amounts due to the landlord under the lease. This settlement requires the Company to make periodic payments to the landlord aggregating $136,388.93 of past due rent to be paid off by March 31, 1999. In the event that the Company is unable to comply with the terms of this settlement, or to satisfy its currently accruing rent obligations, the Company could be forced to seek a new location for the principal offices and research facilities and forfeit much, if not all of its extensive leasehold improvements.

                            .   .   .   .   .   .   .

Item 2.     Management's Discussion and Analysis.1

General

      The Company is the holder of all of the capital stock of Xechem, Inc., a development stage biopharmaceutical company engaged in the research, development, and production of generic and proprietary drugs from natural sources. The assets of Xechem, Inc., a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.), a publicly traded company were purchased in March 1990 and registered in Illinois. Xechem Inc. (1990), Xechem Laboratories (formed in 1993) and XetaPharm, Inc.
(formed in 1996) are subsidiaries of the Company.

Results of Operations

      The Nine Months Ended September 30, 1998 vs. The Nine Months Ended September 30, 1997

      The following table sets forth certain statement of operations data of the Company for the cumulative period from inception (March 15, 1990) to September 30, 1998 and for each of the six months ended September 30, 1998 and September 30, 1997.


                                           Nine Months      Cumulative
                                              Ended        Inception to
                                          September 30,      June 30,

                                         1998     1997         1998
                                           (in thousands)

Revenue                                $    73.7  $   30.0   $    763.7
Research and Development Expense       $   962.3  $1,472.8   $  8,017.7
Rent                                   $      --  $     --   $    410.1
Rent - Related Party                   $   104.1  $  119.4   $    222.7
General and Administrative             $   894.9  $  972.3   $  6,962.3
Writedown of Inventory                 $      --  $     --   $  1,020.0
Writedown of Intangibles               $      --  $     --   $    517.0
(Loss) from operations                 $(1,887.6)$(2,534.5) $(16,386.17)

Revenue

    The $43,700 increase in revenue from the nine months ended September 30, 1997 to the nine months ended September 30, 1998 was attributable to an increase in product sales. There were no service sales in the nine months ended September 30, 1998. The 1998 product sales of $73,700 were by the Company's subsidiary, XetaPharm, which introduced its line of over-the-counter natural health products, commonly known as nutraceuticals, in June 1996.

--------
      1 Some of the statements included in Item 2, Management Discussion and Analysis, may be considered to be ?forward looking statements? since such statements relate to matters which have not yet occurred. For example, phrases such as ?the Company anticipates,? ?believes? or ?expects? indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to the forward looking statements that may be made to reflect any future events or circumstances.

Research and Development

    The Company's research and development expenditures continue to emphasize compounds for generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures decreased by $510,500 to $962,300, or (34.7%), for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

    Expenditures on the development of the Company's process for producing paclitaxel of $229,000 represents a decrease of $140,800, or (38.1%), as compared to the nine months ended September 30, 1997. Research and development costs for bleomycin were $9,800 for the nine months ended September 30, 1998, an increase of $8,300, as compared to the nine months ended September 30, 1997.

    XetaPharm had research and development expenses of $157,900 for market readiness on alternative medicines and nutraceuticals in the nine months ended September 30, 1998. This represents a net increase of $21,200 or 15.5% of expenses for the period ended September 30, 1998 as compared to the period ended September 30, 1997.

    One cholesterol-lowering project, still in development, represented $85,800 of decreased costs as compared to this same period in 1997. The Company's other research and development projects, both for customers and in-house research, totaled $530,700 for the nine months ended September 30, 1998, a decrease of $313,400, or (37.1%) from the same period in 1997.

    The Company anticipates that, subject to the availability of funding, research and development expenditures will continue for paclitaxel, as well as the development of other anticancer, antiviral and memory enhancing drugs.

Rent, General and Administrative

    Rent, general and administrative expenses decreased $92,700, or (8.5%), for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Significant expense increases for the period ended September 30, 1998, were: Bad debt expenses of $261,000, and Sales and Use Tax expenses of $12,300. The sales and use tax figure represents an amount that was above the 1997 estimate of $23,200. These increases were offset by significant expense decreases of $241,500, which included: Consulting $52,300; NASDAQ fees $43,100; Repairs & Maintenance $42,200; Officer Salaries $32,500; and Promotions $21,100.

    Legal and accounting expenses totaled $174,800 for the nine months ended September 30, 1998. This represents a decrease of $66,000 or (27.4%), as compared to the same period in 1997. Other general and administrative costs decreased $93,506 or (20.3%), to $366,000, in 1998 compared to the same period in 1997.

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

    The Company's loss from operations totaled $1,887,600, a decrease of $646,900, or (25.5%), for the nine months ended September 30, 1998 as compared to the same period in 1997, and is primarily a result of the foregoing.

    Interest expense increased approximately $5,500, or 53.7%, to $15,800, in the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

Liquidity and Capital Resources; Plan of Operations

    On September 30, 1998, the Company had cash and cash equivalents of $52,700, negative working capital of $1,446,400 and stockholder's equity of $116,800.

    As a result of its net losses through December 31, 1997 and accumulated deficit since inception, the Company's accountants, in their report on the Company's financial statements for the year ended December 31, 1997, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company's research and development activities have been at an early stage and the time and money required to determine the commercial value and marketability of the Company's proposed products cannot be estimated with precision. The Company's expected research and development activities have been curtailed due to the inability of the Company to meet the required significant cost expenditures.

    In May 1995, the Company filed a Drug Master File ("DMF") with the Food and Drug Administration ("FDA") for the Company's facilities. The Company has completed its technology and filed a DMF for paclitaxel in June 1997; however, the Company's facilities have yet to be inspected by the FDA for current Good Manufacturing Practices ("cGMPs") and it is not known at this time when any inspection will occur. The Company has sufficient raw materials to produce commercial bulk paclitaxel that has a market value of approximately $2,000,000 at current prices and anticipates, but can provide no assurances, that it will commence sales of paclitaxel in the international market in 1999. Although the Company has the capability to, and may, sell paclitaxel for research purposes, to date, the Company has not received any revenues from sales of paclitaxel for human consumption and has received only minimal revenues from other product sales or sales of paclitaxel for research and development. As a result, during 1997, the Company determined to write off its crude paclitaxel, work-in-process paclitaxel and finished (pure) paclitaxel inventory in the amount of $1,020,000. Additionally, to the extent the Company elects to manufacture bulk paclitaxel domestically and ship it overseas for packaging, the Company's facilities must be approved for cGMP and the product must either be approved for an investigational new drug exemption (not currently so approved), or deemed in compliance with the laws of 24 industrialized "tier one" countries (not yet so approved). Otherwise, the Company can produce the product entirely overseas; however, it most likely would subcontract production to others from raw material or partially processed raw material provided by the Company, and might also enter into joint venture or other marketing arrangements for sale of the product overseas. There can be no such assurances that necessary approvals will not be delayed or subject to conditions or that the Company will be able to meet such conditions. In addition, the Company has no experience in marketing pharmaceutical products for human consumption and there can be no assurance that the Company will be able to successfully market its paclitaxel product in bulk, or indirectly through others, or be able to obtain satisfactory packaging of the product in single dosage vials from an independent manufacturer.

    The Company has signed "Strategic Alliance Agreements" with two European companies to license production, marketing and selling of bulk and injectable paclitaxel. The crude paclitaxel, which was written off in 1997, may now be sold to the strategic alliance partners for their production of finished product. The companies will be responsible for the registration of injectable paclitaxel in their respective countries. Xechem will also grant a license to the companies to manufacture and sell Xechem's patented new paclitaxel analogs as well as a new paclitaxel formulation without Cremophor(TM) or ethanol. In return, Xechem will be cross-licensed by the companies to produce, market and sell certain key pharmaceutical products in the United States and India. Xechem will be responsible for the registration of these products with the FDA. There can be no assurances that the Company will sell any of these products in the international market.

    Xechem has expended substantial funds in connection with the research and development of its products. As a result of these expenditures, and even with revenues anticipated from commencement of sales of paclitaxel, the Company anticipates that losses will continue for the foreseeable future.

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

    The Company continues to apply to the National Cancer Institute ("NCI") and other governmental agencies to fund its research on specific projects and those projects that are in the Company's expertise. At this time, there are no applications pending; however, new applications are being prepared for submission to NCI.

    The Company conducted a rights offering (the "Rights Offering"), pursuant to which it will offer to those holders ("Holders") of Xechem's Common Stock, who purchased Common Stock pursuant to the Blech Purchase Agreement, the right to subscribe for an aggregate of 275,000,000 additional shares of Common Stock at a price of $.01 per share, subject to the proviso that until sufficient Common Stock is authorized for issuance, the Company will issue a new series of Class C Preferred Shares which will be converted to Common Stock when sufficient Common Stock is authorized.

    The offering was not fully subscribed and funds previously received in the form of loans will be converted into shares of Common Stock.

    The Company is currently planning a private offering of its Common Stock which would offer for sale an additional 40,000,000 shares at a price based upon the current market price (approximately $.10 per share). If the private offering is not fully subscribed, the Company may be unable to obtain substitute financing and may be unable to meet its obligations or continue its operations. The Company cannot offer any assurances that all or any shares of Common Stock will be sold in the private offering and it is expected that additional funds will have to be raised by the Company to support ongoing operations even if the private offering is fully subscribed.

Year 2000

    The Company has completed an initial review of its information and non-information technology systems. The Company believes that these systems will be Year 2000 compliant no later than the second quarter of 1999. The Company has made an initial determination that the costs and/or consequences associated with the Year 2000 issue are estimated to be $10,000 and are not expected to have a material adverse effect on its business operations or future financial condition. The Company, however will continue to monitor the Year 2000 readiness of these systems. The outside payroll service has informed the Company it is Year 2000 compliant and certain manufacturers of research and development equipment have assured the Company that any recently purchased software will be Year 2000 compliant. An accounting software package is currently being installed and the financial systems will be in Year 2000 compliance by the end of the first quarter 1999, the Company will conduct appropriate testing of this system to insure Year 2000 compliance. The Company will complete a further review by soliciting and obtaining certification of Year 2000 compliance from certain third-party software vendors and determining the readiness of its suppliers and customers.

    To the extent that the Company's assessment is finalized without identifying any non-compliant systems operated by the Company or by third parties, the Year 2000 issue could have a material effect on the operations of the Company. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time.

    By the end of the first quarter 1999, the Company will develop appropriate contingency plans to address situations in which various systems of the Company, or of third parties, with which the Company does business, is not Year 2000 compliant. No preparations or contingency plan will protect the Company from a downturn in economic activity caused by the possible ripple effect throughout the entire economy caused by the Year 2000 issue.

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



                                         XECHEM INTERNATIONAL, INC.




Date:   December 12, 1998
                                         /s/  Ramesh C. Pandey
                                         ---------------------
                                         Ramesh C. Pandey, Ph.D.
                                         President/Chief Executive Officer/
                                         Chief Accounting Officer