Form 10KSB
period 1998-12-31
XECHEM INTERNATIONAL INC
filed 1999-10-05
CIK 919611

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   Form 10-KSB

[ X ]            ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT of 1934
                   For the fiscal year ended December 31, 1998

[    ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

                         Commission File Number 0-23788

                           XECHEM INTERNATIONAL, INC.
                           --------------------------
                 (Name of small business issuer in its charter)

        Delaware                                             22-3284803
        --------                                             ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey     08901
-------------------------------------------------------------------     -----
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number:                                 (732) 247-3300

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class          Name of each exchange on which registered





Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.00001 par value
                                (Title of Class)


                                (Title of Class)

    Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require ments for the past 90 days. YES X NO
____

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

    State issuer's revenues for its most recent fiscal year.  $ 87,735

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $9,155,300 as of June 5, 1999.

    The number of shares outstanding of the Company's Common Stock was 228,882,196 as of June 5, 1999.

                                      INDEX

                                      Page
PART I
      Item 1.  Description of Business........................................01
      Item 2.  Description of Property........................................28
      Item 3.  Legal Proceedings..............................................28
      Item 4.  Submission of Matters to a Vote of Stockholders................29

PART II
      Item 5.  Market for Common Equity and Related Stockholder Matters.......31
      Item 6.  Management's Discussion and Analysis...........................32
      Item 7.  Financial Statements...........................................36
      Item 8.  Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure.......................................37

PART III
      Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..............38
      Item 10. Executive Compensation.........................................39
      Item 11. Security Ownership of Certain Beneficial Owners and Management.42
      Item 12. Certain Relationships and Related Transactions.................43
      Item 13. Exhibits and Reports on Form 8-K...............................44

SIGNATURES


                                       (i)

                                     PART I

Item 1.           Description of Business1

General

      Xechem International, Inc. ("Xechem" or the "Company") owns all of the capital stock of Xechem, Inc, a development stage biopharmaceutical company currently engaged in research, development, and limited production of niche generic and proprietary drugs from natural sources. The Company is engaged primarily in applying its proprietary extraction, isolation and purification technology to the production and manufacture of paclitaxel (commonly referred to in the scientific literature as "Taxol(R)," a registered trademark of Bristol-Myers Squibb Company ("Bristol Myers")). Paclitaxel is an anticancer compound used for the treatment of ovarian, breast, small cell lung cancers and AIDS related Kaposi sarcomas. The Company has successfully isolated greater than 97% pure paclitaxel and has received a process patent on this technology. The Company has also prepared, through contract, dosage forms of paclitaxel and has preformed limited stability testing for submission of an Abbreviated New Drug Application ("ANDA") to the Food and Drug Administration ("FDA"). The Company has submitted to the FDA a Drug Master File ("DMF") for the facility and the bulk paclitaxel product. The Company has been issued six U.S. patents on paclitaxel and its second generation analogs from the U.S. Patent and Trademark Office and several international patents are pending.

      In addition to the Company's focus on the development and production of paclitaxel, the Company has continued and will continue to apply its expertise to research and develop other niche compounds, such as bleomycin and mitomycin, which are difficult to replicate and no longer enjoy patent protection, but experience limited competition. The Company has also focused certain of its research and development efforts on the development of drugs from sources derived from Chinese and Indian traditional medicinal plants in the anticancer, antifungal, antiviral (including anti-AIDS), anti-inflammatory, antiaging and memory enhancing areas. Some of these efforts are performed in collaboration with the National Cancer Institute ("NCI") and the National Institutes of Mental Health ("NIMH").

      The Company has an affiliate office, Xechem (Europe) U. Stift, in Copenhagen, Denmark for European operations and a subsidiary, Xechem (India) Pvt., Ltd., in New Delhi, India.

      The Company has also established a subsidiary, XetaPharm, Inc. ("XetaPharm"), to develop and market over-the-counter natural product health supplements such as GinkgoOnce(R), GarlicOnce(R), GinsengOnce(R), Gugulon(TM), Melatonin and DHEA. To date, XetaPharm has had only limited operations and sales. See "XetaPharm" below.

--------
1 Some of the statements included in Item 1, Description of Business, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates, "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligations to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

Readers should carefully review the items included under the subsection Risks Affecting Forward Looking Statements and Stock Prices as they relate to forward looking statements as actual results could differ materially from those projected in the forward looking statement.

Recent Developments

Blech Stock Purchase Agreement

      On November 18, 1996, the Company entered into and closed the initial stage of a Stock Purchase Agreement (the "Blech Purchase Agreement") with David Blech or his designees ("Blech") providing for the sale of up to 55,000 shares of Class C Series 2 Voting Cumulative Preferred Stock (the "Series 2 Preferred Shares") for a purchase price of $100 per share ($5,500,000 in the aggregate), or the underlying shares of Common Stock, over approximately nine months. At the initial closing, The Edward A. Blech Trust (the "Trust") purchased 5,000 Series 2 Preferred Shares for $500,000. The Trust purchased an additional 5,000 Series 2 Preferred Shares on December 30, 1996; 5,000 Series 2 Preferred Shares on January 8, 1997; and 7,500 Series 2 Preferred Shares on February 7, 1997. The Blech Purchase Agreement was amended, effective March 27, 1997, to modify the dates for closing of other purchases of portions of the shares issuable thereunder. Pursuant to the Blech Purchase Agreement, on February 7, 1997, Dr. Ramesh Pandey, the Company's Chairman and Chief Executive Officer, exchanged certain indebtedness owed by the Company to him and the 1,070 shares of Class B Preferred Stock of the Company held by him for 12,144 shares of Series 3 Preferred Shares. Pursuant to their terms, effective February 8, 1997, the then outstanding 22,500 Series 2 Preferred Shares and 12,144 Series 3 Preferred Shares were converted into 45,000,000 and 19,430,400 shares of Common Stock, respectively. For the period March 28, 1997 through December 31, 1997, The Edward Blech Trust purchased 2,300,000 shares of Common Stock and 15 other assignees purchased 48,320,000 shares of Common Stock, which included two affiliated individuals who purchased 1,960,000 shares of Common Stock, two trusts, not otherwise affiliated with Blech, each purchased 5,000,000 shares of Common Stock on March 27, 1997 and Blech purchased 5,000,000 shares of Common Stock on April 14, 1997. On May 1, 1997, Blech sold (at his cost) his 5,000,000 shares to the two referenced unaffiliated trusts and a third unaffiliated trust. To date, cash payments of $5,500,000 have been made to the Company under the Blech Purchase Agreement and 127,000,000 shares of Common Stock have been issued thereunder.

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

Sale of Net Operating Loses (NOLs)

      In July 1999 the Company applied under the newly revised "State Tax Certificate Program" for over 1.3 million in New Jersey Tax Credits which may be sold to any qualified buyer with a purchase price not below 75% of value. If approved, this will greatly help the Company's funding. The Company anticipates the funds to be available in the fourth quarter of 1999.

Nasdaq Delisting

      Effective following the close of business on February 4, 1997, the Company's Common Stock and Common Stock Purchase Warrants (the "Warrants") were delisted from trading on the Nasdaq SmallCap Market. In its determination to delist the Company's securities, Nasdaq noted that the bid price for the Common Stock had fallen below the $1.00 per share level required for continued listing. Although the Company believed that with the capital provided under the Blech Purchase Agreement it had satisfied the criteria for alternative listing, namely having capital and surplus of $2,000,000 and market value of the publicly-traded shares of at least $1,000,000, Nasdaq stated that the Company's evidence of such compliance was inadequate, and that, in light of certain delays in the funding by Blech under the Blech Purchase Agreement, Nasdaq "lacked confidence" in the Company's ability to maintain compliance. In addition, Nasdaq raised concerns regarding Mr. Blech's involvement with the Company in light of a pending Securities and Exchange Commission ("SEC") investigation regarding the operations of D. Blech & Co., a broker-dealer controlled by Mr. Blech which terminated operations in 1994.

      The Company filed an appeal of the delisting with the Nasdaq Listing and Hearing Review Committee and was notified that the Hearing Review Committee affirmed the decision to delist the Company's securities from the Nasdaq SmallCap Market.

Paclitaxel and Other Anticancer Agents

Paclitaxel

      Paclitaxel was developed through a program sponsored by the National Cancer Institute ("NCI") in which over 35,000 plant species were tested for anticancer activity. One of the plant extracts (the bark of Taxus brevifolia, commonly known as Western Yew) led to the isolation and discovery of paclitaxel. Paclitaxel has a unique anticancer action which blocks the replication of cancer cells. Bristol-Myers' formulation of paclitaxel (marketed under the trade name "Taxol(R)") was first approved in the United States, Canada, and other countries for use against refactory ovarian and breast cancers in patients who had failed to respond to initial chemotherapy. Subsequently it has been approved for small cell lung cancer and AIDS related Kaposi sarcoma. Paclitaxel has also been shown to be effective against skin cancer and colon cancer.

      An established market exists for paclitaxel that the Company believes currently exceeds $1.2 billion per year. Additionally, as clinical experience grows, paclitaxel is expected to be approved for use in several other cancers. Paclitaxel is also used in combination with other chemotherapy and as a sensitizer to radiation therapy. The Company believes that significant market expansion can be expected in the near future and a number of competitors produce or are developing processes to produce paclitaxel.

      The Company has developed its own process and isolated limited quantities (less than one kilogram) of greater than 97% pure paclitaxel that it intends to utilize in its efforts to obtain regulatory approval in the United States and foreign jurisdictions for the sale of the compound. Under the Waxman-Hatch Amendment to the Food, Drug and Cosmetic Act of 1984, a five-year period of marketing exclusivity is granted to any firm which develops and obtains FDA approval of a non-patentable new molecular entity, to compensate the firm for development efforts on such non-patentable molecular entities. In connection with its development of paclitaxel, Bristol-Myers was granted such a period of marketing exclusivity, which was to expire on December 29, 1997, but has been extended for an additional four year period. The Company intends to submit an ANDA for paclitaxel before the year 2001. The Company estimates, but can provide no assurances, that FDA approval of an ANDA for paclitaxel will take six to twenty-four months. At such time as the Company has such data, it intends to apply for regulatory approval to market paclitaxel in certain foreign countries. In addition, although there can be no assurances, the Company is considering the possibility of selling paclitaxel as "bulk raw material," processed to 97% or greater purity, but not formulated and packaged into single dosage sizes. Such sales, however, are not expected to be significant. Management believes that obtaining regulatory approval to market and distribute paclitaxel in such foreign markets will require a significantly shorter period of time than would be required in the United States, but can offer no assurance thereof. See "Government Regulation."

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

      In August 1990 the Company announced that it had signed a strategic agreement with Nordic Drugs AB for the marketing and distribution of paclitaxel in Denmark, Sweden, Finland, Norway and Iceland. Nordic Drugs AB is a well known marketer of pharmaceuticals with a strong position in the oncology area. The headquarters of Nordic Drug AB is located in Malm, Sweden.

      The marketing and distribution agreement calls for Nordic Drugs to submit the necessary application for obtaining regulatory approval of Xechem's paclitaxel product, as well as its new patented paclitaxel analogs and its new patented stable non-toxic formulation for paclitaxel developed in conjunction with the M. D. Anderson Cancer Center.

      Nordic Drugs will have exclusive marketing and distribution rights in its territory for a term of ten years. Nordic Drugs also has an option agreement to provide contract manufacturing for Xechem of the paclitaxel products in the European Union, exercisable on or before September 30, 1998.

      In November 1998 the Company announced that it had signed a strategic alliance agreement with Lachema, a.s. for the manufacture and marketing of paclitaxel in Central and East European Countries (CEEC). Lachema is a manufacturer and marketer of pharmaceuticals and is based in the Czech Republic.

      The strategic alliance agreement grants exclusive rights to Lachema to register and sell injectable paclitaxel in 19 Central and Eastern European countries and non-exclusive rights in the Federal Republic of Germany and Russia. Under this agreement, Lachema also grants to Xechem the exclusive right to register and sell anticancer and antiviral preparations containing methotrexate and acyclovir respectively developed and manufactured by Lachema, for territories comprised of the United States, Canada, Mexico, five South American countries and the Scandinavian area. The strategic alliance agreement further grants Lachema the right to manufacture injectable paclitaxel vials from paclitaxel purchased from Xechem. The agreement includes a royalty arrangement.

      The Company has also entered into negotiations with a Chinese company that should be finalized in the 3rd quarter 1999.

      The Company received five U.S. Patents in the year 1998, four of which were regarding the various aspects of paclitaxel including the new analogs of paclitaxel called next generation paclitaxel.

      U.S. Patent No. 5,807,888 was issued to Xechem on September 15, 1998 for "Preparation of Brominated Paclitaxel Analogues and Their Use as Effective Antitumor Agents". These novel paclitaxel analogues have paclitaxel-like antitumor efficacy.

      On October 6, 1998 the Company was issued U.S. Patent No. 5,817,510, "Device and Method for Evaluating Microorganisms". This patent is for a multi-well disposable HEXOID(TM) plate used for identifying and culturing a variety of microorganisms.

      On November 24, 1998 the Company was issued U.S. Patent Nos. 5,840,748 and 5,840,930 containing broad coverage in the treatment of patients and methods of production respectively for 2",3"- dihalocephalomannine compounds and formulations containing these compounds all of which are designated as second generation to paclitaxel. These are the fifth and sixth patents in this important area granted to Xechem.

      On December 29, 1998 Xechem was issued U.S. Patent No. 5,854,278 containing broad coverage with respect to several novel paclitaxel analogs developed by the Company. Preliminary studies have shown strong antineoplastic efficacy of these compounds against a wide array of cancer tumor cells and leukemic cells.

      Xechem's new compounds have been shown to have significant anticancer activities against a wide array of tumors in preliminary studies.

Bleomycin

      The Company has also focused its research and development efforts on developing the technology to produce bleomycin, an anticancer compound for which patent protection has expired, but for which there are currently limited sources of supply due to the difficulty of replicating the technology. Bleomycin is a fermentation product. The Company has developed a process to produce pure bleomycins, Bleomycin A2 and B2. Commercial bleomycin is a mixture of A2 and B2 in a fixed proportion. The Company has the capability of formulating bleomycin in various proportions and has made this available to research institutions for sale in limited quantities. The Company commenced development efforts for the use of bleomycin on humans, with a view toward submission of an ANDA. However, such efforts were substantially suspended pending funding. The Company anticipates that when additional funding is received, the Company will restart this project.

Apotex Agreements

      On February 17, 1995, the Company entered into a series of agreements (the "Apotex Agreements") with Apotex U.S.A., Inc. and its affiliates (collectively referred to as "Apotex"), which initially provided for the joint development, manufacture and distribution of bleomycin and paclitaxel and the possible joint development of up to six additional anticancer compounds.

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

NIH Master Agreements

      In 1993, NCI, a part of the National Institute of Health ("NIH"), selected and awarded the Company three five-year master agreements with Dr. Ramesh Pandey as the Principal Investigator (P.I.) for the isolation and purification of anticancer and antiAIDS agents from natural plant sources or microbial, fermentation processes.

      Master agreements are issued competitively based on criteria established by the NCI for each proposed agreement. Receipt of a master agreement does not constitute an award of a specific project, nor a grant of specific funding, to the recipient. Rather, the master agreements qualify the recipient to be one of a very small number (generally three to five) of applicants for projects within the scope of the master agreement. These agreements expired in the year 1998.

Niche Anticancer Drugs

      In addition to paclitaxel and bleomycin, the Company anticipates developing its own formulations of other conventional anticancer agents, whose patents will expire at a time projected to coincide with the Company's formulation of such products. In some instances, the bulk raw material for such products will be readily commercially available; in other instances, such products will require independent strain development from cultures and scale up, such as in the case of bleomycin. The Company's ability to develop such additional products will be dependent, at least in part, upon the Company's ability to set aside sufficient funds to commence these sometimes lengthy projects. Due to both the niche market size and the difficulty in isolating and replicating these compounds, the Company believes that there will be limited future competition in these markets.

      Approval of the FDA will be required before the Company may market any generic niche drugs through submission of an ANDA in the United States. Opportunities may exist to market generic drugs abroad, subject to less stringent requirements in certain instances.

Other Niche Generic Drugs

      In addition to anticancer drugs, the Company is seeking to develop compounds for generic antifungal, anti-AIDS and cardiovascular drugs which enjoy significant market demand but are no longer subject to patent protection, to obtain ANDA approval of such drugs and to market such drugs independently or through joint ventures with other pharmaceutical firms. Management believes this will afford the Company the ability to develop one or more products in the marketplace on a faster basis than through the development of new drugs, with the concomitant regulatory hurdles.

Research and Development of Proprietary Drugs

Paclitaxel Analogs

      During the isolation and purification of paclitaxel, the Company has isolated and purified at least nine analogs of paclitaxel, which have been tested in vitro in collaboration with the NCI. Preliminary animal studies have shown that these analogs may have significant advantage over Taxol(R) or Taxotere(R) in the treatment of certain cancers. The Company has been awarded five United States patents and several international patents are pending.

Products from Traditional Medicinal Plants and Marine Sources:

      In addition to its efforts to develop generic equivalents to compounds which no longer enjoy patent protection, the Company is seeking to develop an efficient drug discovery program and to apply that program to the discovery, development and commercialization of new classes of pharmaceuticals. Towards this goal, the Company is seeking to develop proprietary drugs from compounds extracted from medicinal plants and marine sources, as well as diagnostic tests for determination of the presence of certain biochemical compounds and/or diseases.

      Though the pharmaceutical industry's emphasis has shifted from plant-based drug discovery to the increased screening through combinatorial chemistry, synthetic compounds, the modification of existing compounds, the generation of analogs and the utilization of biotechnology tools and techniques, the Company believes its approach of screening plants and modification through semisyntheses have better chances of success in developing new drugs.

      The Company's particular focus is the development of therapeutic agents based on traditional plant medicines, especially the folklore of India, the People's Republic of China and Indonesia. Over the past few decades, research in these countries has developed a number of drugs from such plants. However, only a few of these drugs have been introduced into Western medicine. The Company believes it has an opportunity to use its expertise and knowledge of these agents, as well as sourcing of natural compounds, to develop pharmaceuticals that can be successfully introduced in the United States and other developed countries.

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

      Through a detailed investigation of traditional Chinese and Indonesian medicinal plants and herbs, Indian Ayurvedic medicines and Western pharmacological literature, the Company has selected over 1,000 natural products, extracts, semi-synthetic and synthetic compounds for further research and development in the areas of anticancer, antiviral (including AIDS) and anti-inflammatory, cholesterol-lowering, and anti-aging/anti-senescence agents.

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

Products from Deep Sea Marine Organisms

      The Company has entered into an agreement with the Fisheries and Aquaculture Technology Extension Center ("FATEC"), Cook College - Rutgers University wherein FATEC transfers biological materials to the Company for screening and isolation of compounds that may have antiviral, antimicrobial, anti-HIV and immunomodulatory activities. Antimicrobial screening assays have been developed and implemented by the Company for use with the organisms transferred by FATEC. Extracts of a number of organisms transferred by FATEC were biologically active against streptococcus infections. The Company has applied for Small Business Innovative Research (SBIR) Phase I grant to the National Cancer Institute ("NCI") for this project.

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

      The  Company  prioritizes  its  plants by  determining  their  anticancer, antiviral, antifungal and memory enhancing activities. The field-derived information is also cross-checked through literature searches as to chemical constituents, previously discovered biological activity and other reported medicinal uses. In the Company's multidisciplinary environment, the ethnobotanists continue to work with other scientists after the expedition phase in the later stages of drug discovery to assist in directing activity screens.

      Biological Screening and Isolation of Active Compounds. The plants selected after folklore screening and ethnobotanical research are then extracted. The extracts are screened for specific activities in vitro. The in vitro positive extracts are tested again to confirm the activities. Those extracts which show confirmed in vitro activities are subjected to bioassay guided fractionation to isolate pure compounds. The isolated compounds are then further tested for biological activity in studies meeting Western standards. The Company is currently screening extracts and pure compounds in the antifungal, anticancer, antiviral, anti-inflammatory and memory enhancing areas. The Company conducts certain of its screening in collaboration with the NIH and industrial laboratories.

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

Xechem (Europe) U. Stift

      In 1997, the Company formed an affiliate, Xechem (Europe) U. Stift, with its office in Copenhagen, Denmark. The purpose of this division is to seek out potential business partners in Europe to form strategic alliances for the development, manufacturing and marketing of pharmaceutical and nutraceutical products. This has resulted in negotiations with two companies to license production, marketing and selling of bulk and injectable paclitaxel. These companies will be responsible for the registration of injectable paclitaxel in Denmark and other European countries. Xechem will also grant a license to the companies to manufacture and sell Xechem's patented new paclitaxel analogs as well as a new paclitaxel formulation without Cremophor(TM) or ethanol. In return, Xechem will be cross-licensed by the companies to produce, market and sell certain key pharmaceutical products in the United States and India. Xechem will be responsible for the registration of these products with the FDA. The aggregate market for these products currently exceeds $1,000,000,000.

      The Company planed an orderly shut-down of the Xechem (Europe) in the second Quarter of 1999, which was completed.

XetaPharm

      The Company established XetaPharm in 1996 to bridge the gap between pharmaceuticals and nutraceuticals. XetaPharm's principal business objective is to develop "quality" nutraceutical products for the consumer market. Based on meetings between the Office of Alternative Medicine ("OAM"), a part of NIH, and the FDA, which were attended by Company scientists, the Company determined that its technological strength and agreements with Chinese and Indian institutions could assure the introduction of quality nutraceutical products. The Company has obtained a "Gold Leaf(R)" Trademark for these products.

      XetaPharm is developing a limited line of over-the-counter natural products (not requiring FDA approval) for sale through direct consumer sales, health food outlets and distribution companies. The Company has selected several products to be manufactured by contract manufacturers under XetaPharm trademarks. The emphasis of the products will be the natural health benefits. Initial marketing efforts commenced in the second quarter of 1996. XetaPharm has introduced six products, to date: GarlicOnce(R); GingkoOnce(R); GinsengOnce(R); Gugulon(TM); Melatonin; and DHEA. The Company has designed a time release component for the first three of these products, reducing the number of pills that must be taken. There can be no assurances as to the level of success for this program. XetaPharm's marketing efforts and sales have been limited, due to the financial constraints of the Company. The Company is evaluating its long term commitment which includes continued investment in sales and marketing, limited investment to product development for other companies or divestiture of XetaPharm.

      The Company is making  every effort to market this  product  line.  During
1999  the   Company   will  be  using  sales   representatives   to  market  the
nutraceuticals and establish world-wide web sales.

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

The Company's chemists can provide tests such as infrared ("IR"), ultraviolet ("UV-VIS") and gas chromatography ("GC") analysis of pharmaceuticals, chemical analysis of vitamins, and high performance liquid chromatography ("HPLC") analysis of pharmaceuticals and cosmetics. Many of these tests are standardized tests required to obtain approval of products by FDA or the U.S.
Environmental Protection Agency ("EPA").

      The Company also consults with and assists clients in their development and improvement of pharmaceuticals. The Company assists clients in developing and validating methods and protocols for researching and producing pharmaceuticals and other products. Technical and consulting services are not the Company's principal focus and are not expected to have a material impact on the Company's operations.

      Although the Company stresses quality control in its technical and consulting services, the Company may face professional liability as a result of its service work. The Company does not maintain, and does not currently intend to obtain, insurance against such liabilities.

Other Areas

Small Business Innovative Research

      To obtain funding from alternative sources, the Company is actively submitting Small Business Innovative Research ("SBIR") Phase I grant proposals to various government agencies for certain of its drug development research projects. A governmental agency may award a firm up to a maximum of $100,000 for SBIR Phase I work for six months. From various proposals made in 1996, the Company had received an award of $86,700 for a research project related to screening paclitaxel plant cell cultures entitled Enhanced Xechem Integrated Screening Techniques (EXIST(TM)). The Company received no awards in 1997 or in 1998.

Hexoid Plate

      The Company developed, under a SBIR Phase I grant in 1992 from the National Aeronautics and Space Administration ("NASA"), a microbial diagnostic HEXOID(TM) plate assay useful in rapid screening of microbial infections and antibiotic activity. The test allows a researcher to conduct several different tests simultaneously and inexpensively. This test, used in evaluating microbial infections, could replace bulky, cumbersome and expensive laboratory testing equipment presently in use. The Company believes that applications exist in identification and characterization of microorganisms in clinical and veterinary specimens (e.g. urine, blood, sputum), in water samples, in cosmetics and for pesticide detection and biocide evaluation.

      The Company has received two U.S. Patents from the U.S. Patent and Trademark Office relating to the HEXOID(TM) plate. See "Patents and Proprietary Technology" below. Further development will be required before the HEXOID(TM) plate can be marketed. There can be no assurance as to whether or when the Company will be able to market the HEXOID(TM) plate successfully.

Manufacturing of Paclitaxel

      The Company conducts its pilot-scale manufacturing of its potential products (other than nutraceuticals) under current Good Manufacturing Practices ("cGMP"). Management believes that its in-house pilot plant facility has adequate capacity to manufacture a limited quantity of bulk drugs for sale. The Company has temporarily stopped its in-house manufacturing of bulk paclitaxel because of the extension of Bristol-Myers Squibb exclusivity. The Company has submitted a Drug Master File (DMF) for the facility and for the manufacture of bulk paclitaxel with the FDA. Such certification is a necessary precondition to production of paclitaxel and other pharmaceutical products for sale in the United States market. See "Paclitaxel and Other Anticancer Agents" above.

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

Manufacturing of Nutraceuticals

      XetaPharm products are currently produced to Company specifications by a contract manufacturer. The Company still plans to produce products through outside contract manufacturers in 1999, when our marketing efforts through brokers, Internet and foreign sales show increased demands to warrant in-house manufacturing. The Company will analyze all possible alternatives.

Marketing

      The Company's initial potential products are targeted at the anticancer, antiviral, and antifungal markets. Although there can be no assurances, the Company anticipates selling paclitaxel, as well as possibly certain other compounds, primarily in Europe initially due to the possibly fast timetable in which to obtain regulatory approval for sale of such products. To date, no regulatory submissions have been made; however, a submission for paclitaxel is anticipated to be made in select European markets in 1999. The Company is seeking corporate alliances with large pharmaceutical companies for some of its programs in order to take advantage of such companies' abilities to reach broad-based markets. There can be no assurance that the Company will be able to enter into such collaborative agreements. If the Company decides to conduct any direct marketing of its potential products, there can be no assurance that the Company will be successful in establishing a successful in-house marketing and sales force or that sufficient financing will be available to develop its marketing and sales capabilities.

      XetaPharm sells its nutraceutical product line through health food stores, pharmacies and a distributor. The marketing of these products is through print, radio and television advertising and trade publications. XetaPharm has no in-house marketing and sales force at this time and is seeking to establish alliances with more distributors, as well as marketing firms, to promote its product line. The Company may in the future co-market these products with established marketing organizations and/or provide some of these products on a private label basis. During the second Quarter of 1999 the Company entered into a Sales and Marketing Agreement with "Armor Sales and Marketing, Inc." to sell and promote its nutraceutical line. The Company has also established sales through the world-wide web and E-commerce through the web site www.XetaPharm.com.

Patents and Proprietary Technology

      The Company's policy is to seek patent protection aggressively and enforce all of its intellectual property rights. Dr. Pandey was issued a patent in 1992 for purifying Dermostatin A and B, the rights to which have been assigned to the Company. A second patent, related to the method for separating and purifying antifungal polyene macrolide antibiotics, was granted to Dr. Pandey in

1993 and assigned by Dr. Pandey to the Company. The Company has received two patents from the U.S. Patent and Trademark Office for the HEXOID(TM) plate. The Company has also received five U.S. patents from the U.S. Patent and Trademark Office and several United States patent applications and foreign counterparts are pending in the areas of paclitaxel isolation and purification, paclitaxel analogs and plant tissue culture (which also will be assigned to the Company).

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

Trademarks

      The Company maintains trademark rights to Xechem and HEXOID(TM) and may adopt other trademarks for its potential products. The Company had planned to market paclitaxel under the trademark Paxetol(TM) Registration of Paxetol(TM) in United States and Canada has been opposed by Smithkline Beecham P.L.C. ("SKB") based on SKB's registered Paxil(R) mark for use with a dissimilar product. In order to avoid this conflict, the Company will select a new name for the United States and Canada, but will retain the trademark Paxetol(TM) for other countries. The Company may seek to register other existing or future trademarks. The Company is not aware of any competitive uses of trademarks similar to the Company's existing trademarks, other than as claimed by SKB, which may interfere with the Company's use of its trademarks.

      XetaPharm maintains trademark rights to GarlicOnce(R), GinsengOnce(R) and GinkgoOnce(R), for which federal registration has been granted. The trademark for Gugulon(TM) is pending at this time. XetaPharm may adopt other trademarks for use with its potential products. The Company has been advised by a foreign company that it claims prior use of the trademark "Zetapharm" and the Company is evaluating whether it will continue doing business with this name.

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

      As paclitaxel is derived from the extraction and purification of raw materials (bark, needles etc.), the manufacture of paclitaxel is contingent upon the availability of the raw material. There are limited sources of paclitaxel raw material worldwide, and certain of such sources are under contract with Bristol-Myers and other competitors. In addition, the gathering season for paclitaxel in certain regions (e.g., the Pacific Northwest) is limited to certain times of the year, and harvesting must be arranged in advance. While management believes it will be able to obtain its required quantities of paclitaxel in the foreseeable future at reasonable prices, there can be no assurances that its current source of supply or others will be able to supply the same.

      The Company has entered into agreements with two Chinese institutions for the supply of plant extracts and synthetic compounds. The Company has spent $150,000 for extracts and compounds under these agreements over the past five-years. Some of the compounds from these investigations are in the pre-clinical development. In addition, the Company will pay royalties, to be negotiated, if it develops and markets any products based on these materials.

      The Company has also received a supply of plant extracts from India through an agreement with the International Institute of Ayurveda ("IIA") which the Company has decided not to renew from June 1998. Dr. Pandey and his brothers incorporated a corporation in India ("Xechem India") which seeks to obtain contracts for dependable supplies of plants and other raw materials from India. Based on its discussions with Indian sources for such materials, the Company believes that an Indian corporation will be able to obtain such contracts on significantly better terms than would a United States-based corporation. Xechem India may also conduct certain research, manufacturing, and marketing activities in India. Dr. Pandey has transferred his interest in Xechem India to the Company in exchange for the Company's reimbursement to him of the organizational expenses (approximately $5,000). The Company has not invested significant additional amounts in Xechem India. It is anticipated that Xechem India will seek financing from Indian sources, including, in particular, individuals or organizations which will be active in Xechem India's business, which may dilute the Company's interest in Xechem India. It is anticipated that Xechem India will make available to the Company the materials Xechem India obtains. The Company has adopted a policy that all transactions with affiliates shall be on terms no less favorable to the Company than could be obtained from an unaffiliated party and must be approved by a majority of the Company's independent directors. Such policy specifically applies to any transaction between the Company and Xechem India if and so long as Dr. Pandey or any of the members of his immediate family own 10% or more of the capital stock of Xechem India. However, if the Company does not control Xechem India, there can be no assurance that Xechem India will make such materials available to the Company, or that it will not make such materials available to competitors of the Company. In addition, if the Company does not control Xechem India, there can be no assurance that Xechem India's research, development, manufacturing, and other activities will be of benefit to, or would not be competitive with, the Company. Xechem India has signed an agreement with Fujisawa (USA) to market their vancomycin and other injectable drugs in India. Xechem India commenced marketing vancomycin in 1997 after registration of the drug with the Drug Controller of India.

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

      Most competitors, one of which currently dominates the paclitaxel market (Bristol-Myers), have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources, and experience than the Company. In addition, these companies have vastly greater resources for the production and distribution of pharmaceuticals following development and regulatory approval. These companies may represent significant long-term competition for the Company. The Company's competitors may succeed in developing products that are more effective or less costly than any that may be developed by the Company, or that gain regulatory approval prior to the Company's products. Bristol-Myers is already marketing paclitaxel commercially in the United States, Canada and certain other countries for treating ovarian, breast, small cell lung cancers and AIDS related Kaposi Sarcoma. In addition, other companies have competitive products that are in more advanced stages of clinical testing than the Company's paclitaxel or its second generation paclitaxel. The Company also expects that the number of market entrants, and thus the number of its competitors and potential competitors, will increase as more paclitaxel products receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these entrants may be more successful than the Company in manufacturing, marketing and distributing its products. In addition, the Company understands that: (i) in October and December 1993, Napro Biotherapeutics, Inc. ("Napro") filed a confidential DMF containing certain of Napro's proprietary manufacturing processes with the FDA and the Australian Therapeutic Goods Administration (the

"TGA"), Australia's equivalent of the FDA, relating to Napro's manufacture of paclitaxel, and that Napro has been selling certain quantities of paclitaxel in Australia; and (ii) Rhone Poulenc has developed a paclitaxel analogue trademarked as "Taxotere(TM)," which has similar but different properties to paclitaxel, has been selling the product in Europe, and in 1996 received approval to sell Taxotere(TM) in the United States. To the Company's knowledge, a number of other pharmaceutical firms are poised to introduce paclitaxel for sale in the United States once Bristol Myers Squibb's exclusivity for Taxol(R) lapses.

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

Nutraceuticals

      The health supplements and nutritional product industries in which XetaPharm operates are extremely competitive, both internationally and in the United States. XetaPharm faces substantial competition to each of its products. Competitive factors include quality, price, style, name recognition and service. As a new entrant in these markets, XetaPharm has not established name recognition and its competitive position cannot yet be known. XetaPharm will primarily compete with health-aid companies, specialty retailers, mass merchandisers, chain drug stores, health food stores and supermarkets. Many of such companies have trademarked products known worldwide. XetaPharm will also compete with companies which manufacture and distribute non-branded (generic) products. Many competitors have substantially greater financial, distribution, marketing and other resources than XetaPharm and have achieved significant name recognition and goodwill for their brand names. There can be no assurance that XetaPharm will be able to successfully compete with these companies when marketing its products.

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

      Clinical trials are typically conducted in three sequential phases that may overlap. Phase I involves the initial introduction of the drug into healthy human subjects where the product is tested for safety, dosage tolerance, absorption, metabolism distribution and excretion. Phase II involves studies in a limited patient population to: (i) determine the efficacy of the product for specific, targeted indications; (ii) determine dosage tolerance and optimal dosage; and (iii) identify possible adverse effects and safety risks. When Phase II evaluations demonstrate that the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dose ranging and clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites. The FDA or the sponsor may suspend clinical trials at any point in this process if either entity concludes that clinical subjects are being exposed to an unacceptable health risk, or for other reasons.

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

      Under the Waxman-Hatch Amendment to the Food, Drug and Cosmetic Act of 1984, a five-year period of marketing exclusivity is granted to any firm which develops and obtains FDA approval of a non-patentable new molecular entity, to compensate the firm for development efforts on such non-patentable molecular entities. In connection with its development of paclitaxel, Bristol-Myers was granted a period of marketing exclusivity, which was to expire on December 29, 1997, but has been extended for four years. Management believes some, but not all, foreign countries have given Bristol Myers exclusive rights to market the compound. The Company intends to submit an ANDA for paclitaxel during the year 2000. The Company estimates, but can provide no assurances, that FDA approval of an ANDA for paclitaxel will take six to twenty-four months. At such time as the Company has such data, it intends to apply for regulatory approval to market paclitaxel in certain foreign countries. Management believes that obtaining regulatory approval to market and distribute paclitaxel in certain foreign markets will require a significantly shorter period of time than would be required in the United States, but can offer no assurance thereof.

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

Environmental Regulation

      In connection with its research, development and manufacturing activities, the Company is subject to federal, state, and local laws, rules, regulations, and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling, and disposal of certain materials and wastes.
Although the Company believes that it has complied with these laws and regulations in all material respects and the Company has not been required to take any action to correct any noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with health and safety regulations in the future. The Company's research and development involves the controlled use of hazardous materials, chemicals, and micro-organisms. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulation, the risk of accidental contamination or injury from these materials cannot be completely eliminated. This risk is less when handling anticancer compounds. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

Employees

      In order to keep the operation viable, the Company made a decision to reduce the scientific and administrative staff in September 1998. As of June 30, 1999, the Company had ten employees. Of these employees, six are dedicated to research, development, manufacturing and regulatory compliance. Five of the Company's employees hold doctorate degrees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes all relations with its employees are satisfactory.

Scientific Advisory Board

      The Company has established the Scientific Advisory Board ("SAB") which consists of scientists, researchers, and clinicians with recognized expertise in the Company's areas of research. Certain members of the SAB are asked from time to time to review the Company's research programs, advise with respect to technical or clinical matters, and recommend personnel. The Company initially granted options to the members of the SAB to purchase an aggregate of 63,000 shares of Common Stock at an exercise price of $.01 per share and shares were granted to certain advisors in compensation for their help and contribution to the company. In addition, SAB members will be entitled to reimbursement for out-of-pocket costs incurred by them in performing their advisory activities. The following are the members of the SAB:

      Elias J. Anaissie, M.D., is a Professor of Medicine, Director of Clinical Affairs of the Myeloma and Transplantation Research Center and the University of Arkansas School of Medical Sciences, Little Rock, Arkansas. Before joining the University of Arkansas, Dr. Anaissie was an Associate Internist and Associate Professor of Medicine in the Section of Infectious Diseases, Department of Medical Specialties, at the University of Texas System Center M.D. Anderson Hospital and Tumor Institute, Houston, Texas.

      Nitya Anand Ph.D., F.N.A., is a Scientist Emeritus at the Central Drug Research Institute in Lucknow, India, of which he was the Director between 1974 and 1984. He was previously the Senior Scientist of the Indian National Science Academy. Dr. Anand has been involved in medicinal science research for over 40 years, during which he has worked in the areas of drug design, drug synthesis, mode of action, and metabolism of drugs, and in evolving new approaches to therapeutics. He was responsible for the discovery of many new drugs, which include Centchroman, a contraceptive, Centbutindole, a neuroleptic, Centbucridine, a local anaesthetic and Gugulipid, a lipid-lowering agent. Dr. Anand received his Ph.D. from Bombay University in 1948 and from Cambridge University in 1980.

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

      Joan W. Bennett, Ph.D., is a specialist in the generic and secondary metabolism of filamentous fungi. A graduate of the University of Chicago, Dr. Bennett is currently a Professor in the Department of Cell and Molecular Biology at Tulane University in New Orleans, Louisiana. Active in a number of professional societies, she has been Vice President of the British Mycological Society, a Board member of the Society for Industrial Microbiology, and is a Past President of the American Society for Microbiology. She is currently co-editor of The Mycota and Advances in Applied Microbiology, an Associate Editor of Mycologia, and Mycology Series Editor for Marcel Dekker. She has co-edited six books, and published well over 100 research papers, chapters and reviews.

      William T. Bradner, Ph.D., is an Adjunct Professor for the Departments of Chemistry and Biology at Syracuse University and is also the President of Research Advisors, an independent consulting firm. Dr. Bradner has published over 194 articles, book chapters, abstracts, and patents. He was previously Director of Administration and Deputy Director of Preclinical Anti-Cancer Research at Bristol-Myers Squibb. Dr. Bradner received his Ph.D. from Lehigh University in 1952.

      Geoffrey A. Cordell, Ph.D., is a Professor and Department Head of the Medicinal Chemistry and Pharmacognosy Department at The College of Pharmacy, University of Illinois at Chicago. He has lectured throughout the world on the isolation of biologically active natural products and has received various fellowships and awards. He has published over 460 scientific papers and reviews. He received his Ph.D. in organic chemistry from the University of Manchester in 1970.

      Sukh Dev, Ph.D., D.Sc., F.N.A., is a visiting Professor at the B.R.A. Centre for Biomedical Research, University of Delhi, India and has studied the organic chemistry of natural products and Ayurvedic medicinal plants for more than 40 years. He has held Research Professorship at the Indian Institute of Technology in Delhi (1988 - 1992), Director of the Malti-Chem Research Center in Baroda, India (1974 - 1988) and has been a Visiting Professor at the Stevens Institute of Technology, the University of Georgia, and the University of Oklahoma. He is a recipient of several awards including the Ernest Guenther Award (1980) of the American Chemical Society, and the Third World Academy of Sciences Award in Chemistry (1988). He has published over 350 scientific papers, books, and chapters and holds over 50 patents. He received his Ph.D. and D.Sc. from the Indian Institute of Science in 1948 and 1960, respectively.

      Sun Han-Dong, Ph.D., is a professor at the Kunming Institute of Botany, the Academy of Sciences of China. He was previously the Director of the Kunming Institute of Botany. Dr. Han-Dong is known for his academic achievements on ent-kauranoids, cumarins, and phenolic constituents from lichens. He has published over 300 papers and received nineteen awards in the People's Republic of China for his research achievements, including the Second and Third Award of Science and Technology from the Academy of Sciences of China and Yunnan Province and the First Award of Science and Technology of Kunming City.

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

      Zhang Li-He, Ph.D., is Professor and Dean of the School of Pharmaceutical Sciences at Beijing Medical University of the People's Republic of China. He has studied for over two decades the chemistry of nucleosides, nucleotides, and anti-tumor and anti-viral drugs and has published over 130 scientific papers in these areas. He has been a recipient of the National Scientific Research Excellence Award from the Science and Technology Commission and The Ministry of Education of the People's Republic of China and the Science and Technology Prize of Beijing from the Beijing Government. He received the Otani Prize and an honorary Ph.D. from Hoshi University, Japan in 1988 and 1990, respectively. He was awarded the 12th Edgar Snow Professorship by the University of Missouri-Kansas City, USA in 1993.

      Renuka Misra, Ph.D., is currently the Director of Natural Products at the Company and she is a guest research scientist/consultant at NIH engaged in the study of natural products, including Ayurvedic plant substances and their anti-aging and memory enhancing activities. She has studied the chemistry of bioactive natural products for over two decades. She previously worked at a number of research centers including the University of Nebraska, North Carolina State University, the University of Toronto, the University of Illinois, John Hopkins University and the NCI-Frederick Facility. Dr. Misra received her Ph.D. from the National Chemical Laboratory, Poona, India in 1965.

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

      C. L. Propst, Ph.D., is President and CEO of the Texas Biotechnology Foundation. Previously she was Founder and Executive Director of the Center for Biotechnology, and Director of the Graduate Program in Biotechnology, at Northwestern University. She has also served as President and CEO of Affiliated Scientific, Inc., as Corporate Vice President, Research and Development Worldwide for Flow General, Inc., as Divisional Vice President, Research and Development for Ayerst Laboratories, American Home Products, and as Head of Microbial and Molecular Biology for Abbott Laboratories. Dr. Propst received her Ph.D. from Yale University in 1973.

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

      Unless the Company's is successful, or the Company is able to obtain a listing of its securities on a national securities exchange, the trading market for the Company's securities will be limited to the "pink sheets" and the OTC Bulletin Board. So long as the Company's Common Stock is not listed on Nasdaq or any exchange and the bid price for the Common Stock remains below $5.00 per share, the Common Stock and Warrants would be subject to additional federal and state regulatory requirements. Among other things, broker-dealers would be required to satisfy special sales practice requirements, including making individualized written suitability determinations and receiving any purchaser's consent prior to any transaction in the Company's securities. Also, the Company's securities are considered "penny stocks", which requires additional disclosures in connection with trades in the Company's securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such restricted market and additional regulatory requirements has limited the liquidity of the Company's securities, and has adversely affected the ability of the Company to raise additional financing through issuances of its securities.

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

Control by Blech

      As of December 31, 1998, Blech or persons who may be deemed to be influenced by him beneficially owned 81,015,000 shares of Common Stock, or approximately 57% of the 140,650,839 shares of issued and outstanding Common Stock (entitling Blech to cast 56.6% of the aggregate votes entitled to be cast by all stockholders in election of directors). As of June 30, 1999, Blech controlled shares totaling 126,913,855 or approximately 47% of the 228,882,196 shares issued. As a result, Blech may be deemed to own or control a sufficient number of shares of Common Stock to assert effective control over the business and affairs of the Company, including, but not limited to having sufficient voting power to control the election of the Board of Directors of the Company and, in general, to substantially determine the outcome of any corporate transaction or other matters submitted to the stockholders of the Company for approval, including mergers, consolidations or the sale of substantially all of the Company's assets or preventing or causing a change in the control of the Company. In addition, under the Blech Purchase Agreement, the Company and its current directors have agreed, subject to their fiduciary duties, to take such actions as Blech may request to cause his nominees to be elected to the Board of Directors, which may enable Blech to exercise control over the Board more quickly than he otherwise could. In addition to Blech's ability to control the affairs of the Company, Blech's potential control of the Company may deter other potential financing sources from making an investment in the Company.

No Developed or Approved Products; Early Stage of Development

      The Company is a development stage company. The Company's primary potential products, paclitaxel and its analogs are in the development stage. Although the Company has isolated paclitaxel in a substantially pure state and obtained several patents, there can be no assurance that such compound(s) will pass the necessary regulatory requirements for approval for sale in the United States or abroad. In addition, Bristol-Myers maintains a dominant market share in the paclitaxel business and may choose to take legal action to impair the entry of additional competitors in the market, such as by alleging infringement on certain patents. Also, although the Company anticipates that it will be able to submit an ANDA for paclitaxel immediately upon the expiration of Bristol Myers' exclusive period, as extended, (December 29, 2001), the Company does not yet have all of the data for such ANDA and there can be no assurance that the Company will be able to file the ANDA at that time. Although the Company has the capability to, and may, sell paclitaxel for research purposes, to date, the Company has not received any revenues from sales of paclitaxel for human consumption and has received only minimal revenues from other product sales or sales of paclitaxel for research and development. The Company's principal revenues have been contract research and testing and consulting services for other companies, which are not expected to continue and which have historically been minimal. To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, introduce, and market its potential pharmaceutical products. No assurance can be given that the Company's product research and development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any products, if developed and introduced, will be successfully marketed or achieve market acceptance.

History of Operating Losses; Future Profitability Uncertain

      The Company has experienced significant operating losses since its inception and has generated minimal revenues from its operations. As of December 31, 1998, the Company's accumulated deficit was approximately $30,066,000 which included losses from operations of $2,313,800, $5,272,100 and $3,032,500 for the years ended December 31, 1998, 1997 and 1996 respectively. Approximately $12,963,000 of the Company's accumulated deficit resulted from a non-cash accounting adjustment based upon the difference between the approximate market value of certain debt and equity which was exchanged for Common Stock of the Company simultaneously with the Company's initial public offering (the "IPO"), and the initial public offering price of the Common Stock in the Company's IPO. To date, the Company has been dependent on capital infusions for financing. The Company's ability to achieve a profitable level of operations is dependent in large part on its completing product development, obtaining regulatory approvals for its potential products and making the transition to commercializing such products. No assurance can be given that the Company's product research and development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured or marketed or that profitability will be achieved. The Company may require additional funds to achieve profitable operations. See "Management's Discussion and Analysis."

Explanatory Going Concern Disclosure

      As a result of its losses to date, negative working capital, and accumulated deficit, the independent accountants' report on the Company's financial statements for the years ended December 31, 1993, 1994, 1995, 1996, 1997 and 1998 contain an explanatory paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations. The Company anticipates that it will continue to incur significant losses until successful commercialization of one or more products generates sufficient net revenues to cover all costs of operation. As a development stage company, the Company has a limited relevant operating history upon which an evaluation of the Company's prospects can be made. The Company's prospects must, therefore, be evaluated in light of the problems, expenses, delays and complications associated with a new business. As a result of the development-stage nature of the Company's business, additional operating losses can be expected. There can be no assurance that the Company can be operated profitably in the future. See "Management's Discussion and Analysis" and Note 3 to the Notes to the Company's Consolidated Financial Statements.

Limited Manufacturing Experience and Capacity

      The Company believes that its current manufacturing facility is capable of producing approximately four to six kilograms per year of 97% or greater pure paclitaxel from crude bulk extract containing approximately 50% paclitaxel. Formulation and packaging of paclitaxel in single injection dosages will be performed by a contract packager. As of December 31, 1998, the Company has not negotiated a contract with any packager to perform such services. It maintains an efficient, ambient warehouse center to insure proper handling and shipping of the drugs. While the Company has been seeking additional and back-up manufacturers, there can be no assurance that it will be able to locate such manufacturers, or that it will be able to enter into agreements with such manufacturers. Although the Company believes that it has the capability to significantly expand production of bulk paclitaxel, should demand exceed the Company's manufacturing capacity, it may have to seek third party contract manufacturing. In such instance, there can be no assurance that the Company could locate satisfactory contract manufacturing services to perform such functions at all or on acceptable terms, or that it would have the funds or ability to develop such capability internally.

      Bleomycin and lovastatin (a second product which will go off-patent in the year 1999 and under development by the Company) are fermentation products. Certain of the other niche generic anti-cancer products that the Company is considering for production (excluding paclitaxel) also are fermentation products. There is presently a world-wide shortage of contract fermentation manufacturing capacity for pharmaceutical products. Although the Company is presently considering several sources for the production of its bleomycin, lovastatin and other fermentation products it may develop, to date, it has not yet located a reliable manufacturer. Although the Company may consider the development of internal capacity for such manufacture, the Company currently has no intention of developing such internal capabilities, as such an effort would be costly, time consuming and would require FDA regulatory approval, which might not be obtained. Should the Company develop other fermentation products, there can be no assurances that regular and reasonable manufacture of bulk raw material can be obtained. Once pure bulk material is obtained for manufacture, it must be formulated, packaged in single dosage quantities and warehoused in a manner similar to that for paclitaxel, subject to all the inherent associated risks. See "Marketing" above.

      In order to manufacture pharmaceutical products from its facility, the Company must obtain FDA approval that the facility is in compliance with cGMP. The Company has submitted the Drug Master File (DMF) of the facility to the US FDA. If such approval is not obtained, the manufacture of its product will have to be performed by current manufacturers who meet necessary regulatory requirements.

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

Dependence upon Dr. Pandey and Other Key Personnel

      The Company's ability to develop its business depends upon its attracting and retaining qualified management and scientific personnel, including consultants and members of its SAB. As the number of qualified scientists is limited and competition for such personnel is intense, there can be no assurance that the Company is able to attract or retain such persons. In particular, the Company will be dependent upon the continued services of Dr. Ramesh C. Pandey, the Company's Chairman of the Board, President and Chief Executive Officer. The loss of key personnel, such as Dr. Pandey, or the failure to recruit additional key personnel could significantly impede attainment of the Company's objectives and have a material adverse affect on the Company's financial condition and results of operations. Dr. Pandey originally entered into an employment agreement with the Company for at least a five-year term, which commenced in 1994 and has been extended to February 2005, providing for, among other things, an agreement not to compete with the Company during his employment and for a period of up to six months thereafter. The Company has obtained a $4,000,000 key man life insurance policy on Dr. Pandey. See Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

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

Management of Staff Growth

      As a result of a reduced amount of capital the number of persons which the Company employs has decreased The Company has reduced its staff from a one time high of thirty-five to approximately ten persons.

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

Uncertainty Regarding Drug Development

      The Company's principal strategy is to develop generic equivalents of niche off-patent drugs that enjoy limited competition. Though the Company was successful in such a strategy with Vancomycin, it has not been able to align with a marketing partner for its new products. Therefore, there can be no assurance that such strategy will prove successful or that any proposed products will be commercially viable. Even if the Company successfully develops and markets such products, with time, other competitors will likely enter the markets for these products, which could adversely affect the Company's business. There can be no assurance that the Company will be able to replicate products that come off-patent, or that the Company will be able to obtain regulatory approval for the sale of such compounds.

Patents

      The Company's success depends in part on its ability to obtain patent protection for its proprietary products and to preserve its trade secrets. The Company has obtained six U.S. patents and has submitted several additional patent applications in the United States and internationally. Any present or future patents may not prevent others from developing competitive products.

U.S. Patent Number             Title of Patent                    Date of Issue

  # 5,817,510    "Device and Method for Evaluating Microorganisms"      1998
  #5,654,448     "Isolation and Purification of Paclitaxel from Organic
                   Matter containing Paclitaxel, Cephalomannine and
                   Other Related Taxanes"1997
  #5,840,748     "Dihalocephalomannine and Methods of Use Therefor"     1998
  # 5,854,278    "Preparation of Chlorinated Paclitaxel Analogues and
                    Their Use Thereof as Antitumor Agents"              1998
  # 5,807,888    "Preparation of Brominated Paclitaxel Analogues and
                   Their Use as Effective Antitumor Agents"             1998
  # 5,840,930    "Method for Production of 2",3" Dihalocephalomannine"  1998
  # Des. 411,308 "Covered, Multi-Well Assay Plate"                      1999

      No assurance can be given that any current or future patents will provide the Company with competitive advantages for its products, or that they will not be successfully challenged or circumvented by the Company's competitors. The Company thinks it has conducted an exhaustive patent search, there can be no assurance that patents do not exist or could not be filed which would have an adverse effect on the Company's ability to market its products. If other companies were to successfully bring legal actions against the Company claiming patent or other intellectual property right infringements, in addition to any potential liability for damages, the Company could be required to obtain a license to continue to use the affected process or to manufacture or use the affected product or may be required to cease using such products or process. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, or at all. There could be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's financial and human resources, regardless of the outcome of such litigation.

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

Item 2.     Description of Property.

      The Company conducts its operations in a state-of-the-art laboratory facility in New Brunswick, New Jersey. Organizations such as the Company that develop or produce pharmaceuti cals must meet certain Federal and State standards. For each facility subject to such standards, specific operating procedures are developed to meet these standards, and compliance with those procedures is monitored on a regular basis by both the FDA and state regulators. Compliance with these standards and procedures is known as current Good
Laboratory Practices, or cGLP, for research operations, and current Good Manufacturing Practices, or cGMP, for manufacturing operations. The Company currently operates its facility in accordance with cGLP and cGMP; however, to date, the Company has not received the FDA certification for cGMP.

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

      The Company believes that the Company's facilities are adequate for the Company's current needs. If the Company's operations are successful and its research and development activities continue to expand, or if the Company determines to produce paclitaxel or other products in large scale commercial quantities, the Company may require additional equipment, manufacturing facilities, or both. The Company cannot predict the nature and extent of the equipment or facilities that might be needed at such time.

Item 3.     Legal Proceedings.

      The Company is not involved in any legal proceedings.

Item 4.     Submission of Matters to a Vote of Stockholders.

      The Annual Meeting of Stockholders of the Company was held at the offices of the Company in New Brunswick, New Jersey on December 11, 1998 at 10:00 A.M. Eastern Standard Time. The purpose of the Annual Meeting was to consider the vote on the following matters:

1. To elect two directors to hold office until the next annual meeting of stockholders of otherwise as provided in the Corporation's By-Laws.

                                   Nominees

                             Ramesh C. Pandey, Ph.D.
                             Stephen F. Burg

            The nominees for director received the following number of votes:
            Ramesh C. Pandey and Stephen F. Burg

                                 Common Stock       Class A Preferred Stock
                                 ------------       -----------------------

            For                   58,132,429               2,500,000
            Withheld                 119,525                  -0-
            Non-votes                    -0-                  -0-

      2. To amend the Company's Certificate of Incorporation to reflect a one share for 75 shares reverse split of the Company's outstanding Common Stock

                                 Common Stock       Class A Preferred Stock
                                 ------------       -----------------------

            For                   58,043,304               2,500,000
            Against                  202,350                  -0-
            Abstentions                  -0-                  -0-
            Non-votes                    -0-                  -0-

      3. To approve an increase in the number of shares of Common Stock which may be issued under the Xechem International, Inc. Amended and Restated Stock Option Plan.

                                 The vote of the stockholders was as follows:

                                 Common Stock       Class A Preferred Stock
                                 ------------       -----------------------

            For                   48,784,524               2,500,000
            Against                  351,860                  -0-
            Abstentions                8,000                  -0-
            Non-votes              9,107,570                  -0-

      4.    To  concur  in  the  selection  of  Moore  Stephens,   P.C.  as  the
            Corporation's   independent  auditor  for  the  fiscal  year  ending
            December 31, 1998.

                                 The vote of the stockholders was as follows:

                                 Common Stock       Class A Preferred Stock
                                 ------------       -----------------------

            For                   58,080,904               2,500,000
            Against                   55,450                  -0-
            Abstentions              115,600                  -0-
            Non-votes                    -0-                  -0-

      The Stockholders approved all of the above matters. There were no other matters voted on at the meeting.

                                    PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

      On April 26, 1994, the Company's Common Stock, Warrants and units comprised of one share of Common Stock and one Warrant (the "Units") began trading on the Nasdaq SmallCap Market ("Nasdaq") under the symbols ZKEM, ZKEMW and ZKEMU, respectively. The Units ceased to separately trade on June 10, 1994; however, the Common Stock and Warrants continued to trade separately after such date. On February 4, 1997, the Company's Common Stock and Warrants were delisted from trading on the Nasdaq SmallCap Market. Since delisting, the Company's Common Stock and Warrants have traded on the OTC Bulleting Board. The Warrants expired on April 26, 1999 and no Warrants were exercised as the bid price of the Company's Common Stock was less than the Warrant exercise throughout the life of the Warrants.. The following table shows the high and low quotations, on a quarterly basis, of the Company's Common Stock from January 1, 1997 through December 31, 1998:

                                 Common Stock
                                 ------------

                 1997    1997     1997    1997    1998   1998     1998   1998
                 First  Second   Third  Fourth   First  Second   Third  Fourth
                Quarter Quarter Quarter Quarter Quarter Quarter Quarter Quarter
                ---------------------------------------------------------------

High Bid         1-1/8    1      15/16   11/16   3/16    3/16     3/32   1/16
Low Bid            0    3/16     9/32    9/32    3/16     1/8     1/16   1/32

                                   Warrants
                                   --------

                 1997    1997     1997    1997    1998   1998     1998   1998
                 First  Second   Third  Fourth   First  Second   Third  Fourth
                Quarter Quarter Quarter Quarter Quarter Quarter Quarter Quarter
                ---------------------------------------------------------------
High Bid          3/32     0       0       0       0       0       0       0
 Low Bid            0      0       0       0       0       0       0       0

      The Company has not declared or paid any dividends on its Common Stock.

      As of June 5, 1999, there were 208 record holders and approximately 1,200 beneficial owners of the Company's Common Stock. Dividends on the Common Stock are subordinated to the payment of dividends on the Company's outstanding Class A Voting Preferred Stock (the "Class A Preferred Stock"). The Class A Preferred Stock has a dividend preference of $.00001 per annum per share on the liquidation preference of $100 per share on a cumulative basis. As of June 5, 1999 there were 2,500 outstanding shares of Class A Preferred Stock.

      From November 1996 through January 1997, the Company entered into agreements with holders of $330,000 in principal amount of notes and a supplier to whom the Company was indebted in the amount of $7,041 whereby the Company agreed to issue a total of 1,477,745 shares of Common Stock in exchange for the cancellation of all indebtedness owed by the Company to such persons. These shares were offered and sold pursuant to an exemption from registration under the federal securities laws provided by Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and Regulation D promulgated thereunder as a non public offering to a limited number of persons. The Company did not use any securities broker-dealers in connection with these transactions.

      Between November 18, 1996 and February 7, 1997, pursuant to the Blech Purchase Agreement, the Company issued a total of 22,500 Series 2 Preferred Shares and 13,180 Series 3 Preferred Shares, which were converted into 45,000,000 and 21,088,000 shares of Common Stock, respectively. The purchase price of the Series 2 Preferred Shares was $100 per share and was paid in cash. The Blech Purchase Agreement provided for the sale by the Company of up to 55,000 shares of Series 2 Preferred Stock, or the Common Stock into which such shares are convertible. The Company has issued a total of 110,000,000 shares of Common Stock to Blech pursuant to the Blech Purchase Agreement when Blech or his designees made the investment of $5,500,000. The Series 3 Preferred Shares were issued in exchange for $1,188,062 of indebtedness owed by the Company to the purchaser (Dr. Pandey) and all of the Class B Preferred Stock owned by him. Subsequently, the Blech Purchase Agreement was amended whereby Dr. Pandey returned 1,657,600 shares of Common Stock to the Company. The Series 2 Preferred Shares convert into Common Stock at a conversion price of $.05 per share; Series 3 Preferred Shares are convertible into 21,088,000 shares of Common Stock. For the period March 28, 1997 through December 31, 1997, The Edward A. Blech Trust purchased 2,300,000 shares of Common Stock and 15 other assignees purchased 48,320,000 shares of Common Stock, which included two affiliated individuals who purchased 1,960,000 shares of Common Stock. To date, cash payments of $5,500,000 have been made under the Blech Purchase Agreement and 110,000,000 shares have been issued thereunder.

Item 6.     Management's Discussion and Analysis.2

General

      The Company is the holder of all of the capital stock of Xechem, Inc., a development stage bio-pharmaceutical company engaged in the research, development, and production of niche generic and proprietary drugs from natural sources. Xechem, Inc, was formed in March 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.), a publicly traded company. Xechem Laboratories (formed in 1993), XetaPharm, Inc. (formed in 1996) and Xechem (India) Pvt. Ltd. are subsidiaries of the Company. Xechem (Europe) an affiliate of Xechem, Inc., was closed in June 1999.










--------
      2 Some of the statements included in Item 7, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicates that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result that the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to the forward looking statements that may be made to reflect any future events or circumstances.

            Readers should carefully review the items included in Item 1, Description of Business - Risks Affecting Forward Looking Statements and Stock Prices, as they relate to any forward looking statements, as actual results could differ materially from those projected in the forward looking statement.

Results of Operations

The Year Ended December 31, 1998 vs. The Year Ended December 31, 1997

      The following table sets forth certain statement of operations data of the Company for the cumulative period from inception (March 15, 1990) to December 31, 1998 and for each of the years ended December 31, 1998 and December 31, 1997.
                                                                  Cumulative
                                                   Years Ended   Inception to
                                                   December 31    December 31
                                               1998        1997       1998
                                               ----        ----       ----
                                                 (in thousands)
Revenue                                      $    87.7  $   114.2   $    777.6
Research and development expense             $ 1,257.8  $ 2,418.3   $  8,313.2
Rent, general and administrative expenses    $ 1,143.7  $ 1,431.0   $  7,739.8
Writedown of inventory and intangibles                  $ 1,537.0   $  1,537.0
(Loss) from operations                       $(2,313.8) $(5,272.1)  $(16,812.4)

Revenue

      The $26,500 decrease in revenue from the year ended December 31, 1997 to the year ended December 31, 1998 was attributable to a decrease in sales of services and products. Service sales increased by $5,000 in the year ended December 31, 1998 as compared to the year ended December 31, 1997. Sales of paclitaxel for research purposes for the year ended December 31, 1998 decreased $51,000 as compared with the period ended December 31, 1997. Sales increased by $16,400, by the Company's subsidiary, XetaPharm, which introduced its line of over-the-counter natural health products, commonly known as nutraceuticals, in June 1996. This represents a 26% increase over the year 1997.

Research and Development

      The Company's research and development expenditures continue to emphasize compounds for niche generic anticancer, antiviral and antibiotic products which enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures decreased by $1,160,479 to $1,257,812, or 48%, for the year ended December 31, 1998 as compared to the year ended December 31, 1997.

      Expenditures on the development of the Company's process for producing paclitaxel of $32,000 represents a decrease of $879,600, as compared to the year ended December 31, 1997. This decrease was due to the reduction of staff and certain testing operations because of the FDA's extension of exclusivity for Taxol(R) to Bristol - Myers Squibb to the year 2001. Research and development operations were severely curtailed in 1998, which resulted in a 48% reduction. This was done mainly due to unavailability of funding and the delay in attempting to market paclitaxel due to the FDA's grant of exclusivity to Bristol-Myers Squibb in the United States.

      Expenditures for research and development may increase during 1999 if the Company is able to finalize its pending application with the State of New Jersey for a credit based upon net operating losses, obtain additional financing and increase nutraceutical sales. The Company believes that increased research and development expenditures could significantly hasten the development of new products as well as the marketability of paclitaxel.

Rent, General and Administrative

      Rent, general and administrative expenses decreased $287,300, or 20%, for the year ended December 31, 1998 as compared to the year ended December 31, 1997. The significant decreases for the period ending December 31, 1998 were salaries and employment benefits of $56,200, consulting fees $60,000, NASDAQ fees of $42,900, office expenses of $23,300, repairs and maintenance of $48,800, promotions advertising of $24,000,and telephone expenses of $13,300. Bad debt expense increased by $77,700 due to certain receivables deemed uncollectable.

      Legal and accounting expenses decreased $72,400 for the year ended December 31, 1998, compared to the same period in 1997. Other general and administrative costs decreased $24,100, in 1998 compared to the same period in 1997.

      The Company anticipates that the general and administrative expenses will increase as a result of the expansion of its operations and marketing efforts. The Company's planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. The exact number and nature of persons hired, and the Company's expenses for such persons, will depend on many factors, including the capabilities of those persons who seek employment with the Company and the availability of funding to finance these efforts.

      The Company's loss from operations totaled $2,313,804, a decrease of $2,958,286, or 56.11%, for the year ended December 31, 1998 as compared to the same period in 1997.

      Interest expense increased approximately $14,800, or more than doubling to $28,940, in the year ended December 31, 1998 as compared to the year ended December 31, 1997. This was due to the Company's receipt of more funds from interim loans than from proceeds from the sale of stock.

Liquidity and Capital Resources; Plan of Operations

      On December 31, 1998, the Company had cash and cash equivalents of $40,978, negative working capital of $1,721,898 and stockholder's equity of ($503,181).

      As a result of its net losses to December 31, 1998 and accumulated deficit since inception, the Company's accountants, in their report on the Company's financial statements for the year ended December 31, 1998, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company's research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of the Company's proposed products cannot be estimated with precision. The Company expects research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

      In May 1995 the Company filed a Drug Master File ("DMF") with the Food and Drug Administration ("FDA") for the Company's facilities. The Company has completed its technology validation and filed a DMF for paclitaxel in June 1997; however, the Company's facilities have yet to be inspected by the FDA for current Good Manufacturing Practices ("cGMP"). The Company has sufficient raw materials to produce commercial bulk paclitaxel that has a market value of approximately $2,000,000 at current prices, however the book value was written down to $0.00 in 1997, and anticipates, but can provide no assurances, that it will commence sales of paclitaxel in the international market in 1999. Prior to commencing such sales, the Company must file for and obtain approvals from appropriate regulatory agencies in foreign jurisdictions. Additionally, to the extent the Company elects to manufacture bulk paclitaxel domestically and ship it overseas for packaging, the Company's facilities must be approved for cGMP and the product must either be approved for an investigational new drug exemption (not currently so approved), or deemed in compliance with the laws of 24 industrialized "tier one" countries (not yet so approved). Otherwise, the Company can produce the product entirely overseas; however, it most likely would subcontract production to others from raw material or partially processed raw material provided by the Company, and might also enter into joint venture or other marketing arrangements for sale of the product overseas. There can be no such assurance that necessary approvals will not be delayed or subject to conditions or that the Company will be able to meet such conditions. In addition, the Company has no experience in marketing pharmaceutical products for human consumption and there can be no assurance that the Company will be able to successfully market its paclitaxel product in bulk, or indirectly through others, or be able to obtain satisfactory packaging of the product in single dosage vials from an independent manufacturer.

      The Company has "Strategic Alliance Agreements" with two European companies, and is negotiating with several other companies outside of the United States to license production, market and sell bulk and injectable paclitaxel. These companies will be responsible for the registration of injectable paclitaxel in their respective countries. Xechem will also grant a license to these companies to manufacture and sell Xechem's patented new paclitaxel analogs as well as a new paclitaxel formulation without Cremophor(TM) or ethanol. In return, Xechem will be cross-licensed by these companies to produce, market and sell certain key pharmaceutical products in the United States and India. Xechem will be responsible for the registration of these products with the FDA. The aggregate market for these products currently exceeds $1,000,000,000.

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

      The Company has conducted a rights offering (the "Rights Offering"), pursuant to which it has offered to those holders ("Holders") of Xechem's Common Stock, who purchased Common Stock pursuant to the Blech Purchase Agreement, the right to subscribe for an aggregate of 275,000,000 additional shares of Common Stock at a price of $.01 per share, subject to the proviso that until sufficient Common Stock is authorized for issuance, the Company will issue a new series of Class C Preferred Shares which will be converted to Common Stock when sufficient Common Stock is authorized.

      The Company continues to apply to various governmental agencies to fund its research on specific projects and those projects that are in the Company's expertise.

Year 2000

      The Company has reviewed its critical information systems for Year 2000 compliance and has upgraded its main software to be year 2000 compliance. As a result of the review and action plan, the Company believes the cost of such remedial corrective actions is not material to the Company's financial position, results of operations or cash flows.

Item 7.           Financial Statements.

      The following financial statements of Xechem International, Inc. and subsidiaries are separately prepared and numbered independently of the other narrative portions of this Form 10-KSB.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
  Xechem International, Inc.
  New Brunswick, New Jersey



            We have audited the accompanying consolidated balance sheet of Xechem International, Inc. and its subsidiaries (a development stage enterprise) as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

            In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xechem International, Inc. and its subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

            The accompanying consolidated financial statements have been prepared assuming Xechem International, Inc. and its subsidiaries will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.








                                          Wiss & Company, LLP


Livingston, New Jersey
May  28, 1999

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998
--------------------------------------------------------------------------------



Current Assets:
  Cash                                                            $    40,978
  Accounts Receivable                                                  14,309
  Inventories:
   Raw Materials                                                      212,064
   Finished Goods                                                     149,607
  Prepaid Expenses and Other Current Assets                            85,047
                                                                  -----------

  Total Current Assets                                                502,005

Equipment - Less Accumulated
  Depreciation of $645,594                                            793,663
Leasehold Improvements - Less Accumulated
  Amortization of $365,966                                            649,210
Loans Receivable - Related Party; Less Allowance for
  Doubtful Accounts of $118,418,                                       11,732
Cash Surrender Value of Officers Life Insurance                        43,544
Deposits                                                               18,867
                                                                  -----------

Total Assets                                                      $ 2,019,021
                                                                  ===========






















See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998
--------------------------------------------------------------------------------



Current Liabilities:
  Accounts Payable                                                 $   677,912
  Accrued Expenses                                                     358,194
  Loans Payable - Related Party                                      1,143,399
  Other Current Liabilities and Minority Interest                       44,397
                                                                   -----------

  Total Current Liabilities                                          2,223,902
                                                                   -----------

NOTES PAYABLE - RELATED PARTY                                          298,300
                                                                   -----------

Commitments and Contingencies

Stockholders' Deficiency:
  Class A Voting Preferred Stock, $.00001 Par Value, 2,500
   Shares Authorized; 2,500 Shares Issued and Outstanding                   --

  Additional Paid-in Capital [Class A Voting Preferred]                  2,500

  Class B 8% Preferred Stock, $.00001 Par Value, 1,150 Shares
   Authorized; None Outstanding                                             --

  Class C Preferred Stock, $.00001 Par Value, 2,996,350
   Shares Authorized; None Outstanding                                      --

  Common Stock, $.00001 Par Value, 247,000,000
   Shares Authorized; 140,650,839 Shares Issued and Outstanding          1,405

  Additional Paid-in Capital                                        29,559,262

  Deficit Accumulated During the Development Stage                 (30,066,348)
                                                                   ------------

Total Stockholders' Deficiency                                        (503,181)
                                                                   -----------

                                                                   $ 2,019,021
                                                                   ===========

















See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------



                                                                         March 15,
                                                                       1990 (Date of
                                                  Years ended          Inception) to
                                                 December 31,          December 31,
                                              1 9 9 8      1 9 9 7        1 9 9 8
                                              -------      -------        -------

Revenues                                    $    87,735  $   114,187   $    777,652
                                            -----------  -----------   ------------

Expenses:
  Research and Development                    1,257,812    2,418,291      8,313,169
  Rent                                               --           --        410,065
  Rent - Related Party                           93,289       96,856        211,850
  General and Administrative                  1,050,438    1,334,130      7,117,923
  Writedown of Inventories                           --    1,020,000      1,020,000
  Writedown of Intangibles                           --      517,000        517,000
                                            -----------  -----------   ------------

  Total Expenses                              2,401,539    5,386,277     17,590,007
                                            -----------  -----------   ------------

  Loss from Operations                       (2,313,804)  (5,272,090)   (16,812,355)

Other Income - Net                                  561          459        274,139

Interest Income - Related Party                   4,911        4,211          9,122

Interest Expense - Related Party                (22,800)          --     (8,611,881)

Interest Expense                                 (6,140)     (14,132)    (4,925,373)
                                            -----------  -----------   ------------

  Net Loss                                  $(2,337,272) $(5,281,552)  $(30,066,348)
                                            ============ ============  =============


Basic and Diluted Loss per Share            $      (.02) $     (0.06)
                                            ===========  ===========

Average Number of Common Shares Outstanding 131,790,839   93,162,589
                                            ===========   ==========
















See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                                      Class A     Additional       Class B    Additional         Class C
                                                 Voting Preferred   Paid-in     8% Preferred    Paid-in         Series 1
                                                                    Capital                     Capital    8% Conv. Preferred

                                                 # of       Par                # of      Par                # of       Par
                                                Shares     Value    Class A   Shares    Value   Class B    Shares     Value
                                                ------     -----    -------   ------    -----   -------    ------     -----

Common Stock issued in exchange for
 equipment in March 1990 at no
  par value                                          --  $     --  $     --       --   $   --   $     --        --  $    --

Capital contributions April 1990                     --        --        --       --       --         --        --       --
Net loss for the period from
 March 15, 1990 (date of
 inception) to December 31, 1990                     --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - December 31, 1990                          --        --        --       --       --         --        --       --

Capital contributions July 1991                      --        --        --       --       --         --        --       --
Capital contributions September
 1991                                                --        --        --       --       --         --        --       --
Capital contributions October 1991                   --        --        --       --       --         --        --       --
Net loss for the year ended
 December 31, 1991                                   --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - December 31, 1991                          --        --        --       --       --         --        --       --
Capital contributions                                --        --        --       --       --         --        --       --
Net loss for the year ended
 December 31, 1992                                   --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - December 31, 1992                          --        --        --       --       --         --        --       --

Net loss for the year ended
 December 31, 1993                                   --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - December 31, 1993                          --        --        --       --       --         --        --       --

Reorganization                                    2,500        --     2,500    1,070       --    107,000        --       --
Net Proceeds from Initial Public
 Offering - First Quarter 1994, at
 $5.00 Per Unit, Less Issuance Cost                  --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Third Quarter 1994                  --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Fourth Quarter 1994                 --        --        --       --       --         --        --       --
Net loss for the year ended
  December 31, 1994                                  --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - December 31,  1994                      2,500        --     2,500    1,070       --    107,000        --       --

Private Placement - Common  Stock at
 $3.00 Per Share, Less Issuance Costs                --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - First Quarter 1995                  --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options and issuance of
 Apotex stock - Second Quarter 1995                  --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Third Quarter 1995                  --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Fourth Quarter 1995                 --        --        --       --       --         --        --       --
Net loss for the year ended
 December 31, 1995                                   --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - December 31, 1995 -
 Forward                                          2,500  $     --     2,500    1,070   $   --   $107,000        --  $    --


See Accompanying Notes to Consolidated Financial Statements.


XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                         Class C    Additional     Xechem, Inc.    Xechem International  Additional  (Deficit)
                                        Series 2      Paid-in      Common Stock        Common Stock        Paid-in  Accumulated
                              Voting Conv. Preferred  Capital                                             Capital   During the
                                     # of      Par                # of       Par      # of       Par                Development
                                    Shares    Value   Class C    Shares     Value    Shares     Value      Common     Stage
                                    ------    -----   -------    ------     -----    ------     -----      ------     -----
Common Stock issued in exchange for
 equipment in March 1990 at no
  par value                             --  $    --  $     --       100  $125,000         --  $      --  $        --   $        --
Capital contributions April 1990        --       --        --        --        --         --         --      170,000            --
Net loss for the period from
 March 15, 1990 (date of
 inception) to December 31, 1990        --       --        --        --        --         --         --           --      (159,271)
                                 ---------  -------  --------  --------  --------  ---------  ---------  -----------   -----------

Balance - December 31, 1990             --       --        --       100   125,000         --         --      170,000      (159,271)

Capital contributions July 1991         --       --        --        --        --         --         --       95,971            --
Capital contributions September
 1991                                   --       --        --        --        --         --         --       50,172            --
Capital contributions October 1991      --       --        --        --        --         --         --       25,000            --
Net loss for the year ended
 December 31, 1991                      --       --        --        --        --         --         --           --      (357,390)
                                 ---------  -------  --------  --------  --------  ---------  ---------  -----------   -----------

Balance - December 31, 1991             --       --        --       100   125,000         --         --      341,143      (516,661)
Capital contributions                   --       --        --        --        --         --         --       95,000            --
Net loss for the year ended
 December 31, 1992                      --       --        --        --        --         --         --           --      (487,301)
                                 ---------  -------  --------  --------  --------  ---------  ---------  -----------   -----------

Balance - December 31, 1992             --       --        --       100   125,000         --         --      436,143    (1,003,962)

Net loss for the year ended
 December 31, 1993                      --       --        --        --        --         --         --           --      (819,816)
                                 ---------  -------  --------  --------  --------  ---------  ---------  -----------   -----------

Balance - December 31, 1993             --       --        --       100   125,000         --         --      436,143    (1,823,778)

Reorganization                          --       --        --      (100) (125,000) 4,370,500        43    13,840,487            --
Net Proceeds from Initial Public
 Offering - First Quarter 1994, at
 $5.00 Per Unit, Less Issuance Cost     --       --        --        --        --  1,150,000        12     4,542,670            --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Third Quarter 1994     --       --        --        --        --    105,000          1        1,049            --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Fourth Quarter 1994    --       --        --        --        --    105,000          1       50,060            --
Net loss for the year ended
  December 31, 1994                     --       --        --        --        --         --         --           --   (14,316,193)
                                 ---------  -------  --------  --------  --------  ---------  ---------  -----------   -----------

Balance - December 31,  1994            --       --        --        --        --  5,730,500        57    18,870,409   (16,139,971)

Private Placement - Common  Stock at
 $3.00 Per Share, Less Issuance Costs   --       --        --        --        --    118,778          2      388,887            --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - First Quarter 1995     --       --        --        --        --     30,000         --      328,125            --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options and issuance of
 Apotex stock - Second Quarter 1995     --       --        --        --        --    674,700          7      980,806            --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Third Quarter 1995     --       --        --        --        --     24,500         --     (260,612)           --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Fourth Quarter 1995    --       --        --        --        --      5,000         --       40,624            --
Net loss for the year ended
 December 31, 1995                      --       --        --        --        --         --         --           --    (3,133,348)
                                 ---------  -------  --------  --------  --------  ---------  ---------  -----------  ------------

Balance - December 31, 1995 -
 Forward                                --  $    --  $     --        --  $     --  6,583,478 $      66   $20,348,239  $(19,273,319)


See Accompanying Notes to Consolidated Financial Statements.


                                              F-5

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                                      Class A     Additional       Class B    Additional         Class C
                                                 Voting Preferred   Paid-in     8% Preferred    Paid-in         Series 1
                                                                    Capital                     Capital    8% Conv. Preferred

                                                 # of       Par                # of      Par                # of       Par
                                                Shares     Value    Class A   Shares    Value   Class B    Shares     Value
                                                ------     -----    -------   ------    -----   -------    ------     -----

Balance - December 31, 1995 -
 Forwarded                                        2,500  $     --     2,500    1,070   $   --   $107,000        --  $    --

Private Placement - Common Stock at
 $3.00 Per Share, Less Issuance Costs                --        --        --       --       --         --        --       --
Private Placement - Petron at $.38
 per Share                                           --        --        --       --       --         --        --       --
Private Placement - Series 1 Preferred
 Stock at $100 per Share, Less
 Issuance Cost                                       --        --        --       --       --         --    22,500       --
Private Placement - Series 2 Preferred
 Stock at $100 per Share, Less
 Issuance Cost                                       --        --        --       --       --         --        --       --
Conversion of Preferred Stock                        --        --        --       --       --         --   (21,000)      --
Conversion of Debt to Equity at $.25
 Per Share                                           --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified Stock
 Options  - Second Quarter 1996                      --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Third Quarter 1996                  --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Fourth Quarter 1996                 --        --        --       --       --         --        --       --
Cancellation of Apotex Stock                         --        --        --       --       --         --        --       --
Ocean Marine Settlement at $1.31
 per Share                                           --        --        --       --       --         --        --       --
Net loss for the year                                --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - December 31, 1996                       2,500        --     2,500    1,070       --    107,000     1,500       --

Private Placement - Series 2
 Preferred at $100 per Share                         --        --        --       --       --         --        --       --
Conversion of Series 1
 Preferred Stock                                     --        --        --       --       --         --    (1,500)      --
Conversion of Series 2
 Preferred Stock                                     --        --        --       --       --         --        --       --
Conversion of Dr. Pandey's
 Preferred Stock & Debt to
 Common Stock                                        --        --        --   (1,070)      --   (107,000)       --       --
Private Placement - Common Stock
 At $.05 per Share                                   --        --        --       --       --         --        --       --
Excess of Fair Market Value
 Over Option Price of
 Non-Qualified Stock Options
 First Quarter 1997                                  --        --        --       --       --         --        --       --
Excess of Fair Market Value
 Over Option Price of
 Non-Qualified Stock Options
 Third Quarter 1997                                  --        --        --       --       --         --        --       --
Stock Option Grants                                  --        --        --       --       --         --        --       --
Net loss for the Year                                --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

 Balance - December 31, 1997 - Forward            2,500  $     --  $  2,500       --   $   --   $     --        --  $    --


See Accompanying Notes to Consolidated Financial Statements.

                                              F-6

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------



                                         Class C    Additional     Xechem, Inc.    Xechem International  Additional  (Deficit)
                                        Series 2      Paid-in      Common Stock        Common Stock        Paid-in  Accumulated
                              Voting Conv. Preferred  Capital                                             Capital   During the
                                     # of      Par                # of       Par      # of       Par                Development
                                    Shares    Value   Class C    Shares     Value    Shares     Value      Common     Stage
                                    ------    -----   -------    ------     -----    ------     -----      ------     -----
Balance - December 31, 1995 -
 Forwarded                              --  $    --  $       --       --  $     --    6,583,478 $      66 $20,348,239 $(19,273,319)

Private Placement - Common Stock
 at $3.00 Per Share, Less Issuance
 Costs                                  --       --          --       --        --      163,333         1      52,784           --
Private Placement - Petron at $.38
 per Share                              --       --          --       --        --      260,000         1     100,000           --
Private Placement - Series 1
 Preferred Stock at $100 per
 Share, Less Issuance Cost              --       --   2,137,500       --        --       12,500        --      28,125           --
Private Placement - Series 2
 Preferred Stock at $100 per
 Share, Less Issuance Cost          10,000       --     882,440       --        --           --        --          --           --
Conversion of Preferred Stock           --       --  (1,995,000)      --        --    1,673,583        16   1,966,840           --
Conversion of Debt to Equity at $.25
 Per Share                              --       --          --       --        --    1,477,745        15     369,422           --
Excess of Fair Market Value over
 Option Price of Non-Qualified Stock
 Options  - Second Quarter 1996         --       --          --       --        --        2,000        --       4,625           --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Third Quarter 1996     --       --          --       --        --          600        --         564           --
Excess of Fair Market Value over
 Option Price of Non-Qualified
 Stock Options - Fourth Quarter 1996    --       --          --       --        --       51,600         1      13,205           --
Cancellation of Apotex Stock            --       --          --       --        --      (75,000)       --          --           --
Ocean Marine Settlement at $1.31
 per Share                              --       --          --       --        --       25,000        --      32,812           --
Net loss for the year                   --       --          --       --        --           --        --          --   (3,174,205)
                                  --------  -------  ----------  -------  --------  ----------- ---------  ----------  -----------

Balance - December 31, 1996         10,000       --   1,024,940       --        --   10,174,839       100  22,916,616  (22,447,524)

Private Placement - Series 2
 Preferred at $100 per Share        12,500       --   1,250,000       --        --           --        --          --           --
Conversion of Series 1
 Preferred Stock                        --       --    (142,500)      --        --      120,000         1     142,499           --
Conversion of Series 2
 Preferred Stock                   (22,500)      __  (2,132,440)      --        --   45,000,000       450   2,131,180           --
Conversion of Dr. Pandey's
 Preferred Stock & Debt to
 Common Stock                           --       --          --       --        --   19,430,400       194   1,214,257           --
Private Placement - Common Stock
 At $.05 per Share                      --       --          --       --        --   45,020,000       451   2,290,549           --
Excess of Fair Market Value
 Over Option Price of
 Non-Qualified Stock Options
 First Quarter 1997                     --       --          --       --        --      125,000         1      31,249           --
Excess of Fair Market Value
 Over Option Price of
 Non-Qualified Stock Options
 Third Quarter 1997                     --       --          --       --        --          600        --         246           --
Stock Option Grants                     --       --          --       --        --           --        --      16,000           --
Net loss for the Year                   --       --          --       --        --           --        --          --   (5,281,552)
                                  --------  -------  ----------  -------  -------- ------------ --------- -----------  -----------

Balance - December 31, 1997 -
 Forward                                -- $    --  $        --       --  $     -- $119,870,839 $   1,197 $28,742,596 $(27,729,076)

See Accompanying Notes to Consolidated Financial Statements.


                                              F-6

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                                      Class A     Additional       Class B    Additional         Class C
                                                 Voting Preferred   Paid-in     8% Preferred    Paid-in         Series 1
                                                                    Capital                     Capital    8% Conv. Preferred

                                                 # of       Par                # of      Par                # of       Par
                                                Shares     Value    Class A   Shares    Value   Class B    Shares     Value
                                                ------     -----    -------   ------    -----   -------    ------     -----


 Balance - December 31, 1997 - Forwarded          2,500  $     --  $  2,500       --   $   --   $     --        --  $    --

Private Placement - Common Stock at
 $0.05 Per Share                                     --        --        --       --       --         --        --       --
Private Placement - Common Stock and
 conversion of debt at $.05 per Share                --        --        --       --       --         --        --       --
Excess of Fair Market Value over
 Option Price of Non-Qualified Stock
 Options Exercised - Forth Quarter 1998              --        --        --       --       --         --        --       --
RECLASS                                              --        --        --       --       --         --        --       --
Net (loss) for the year                              --        --        --       --       --         --        --       --
                                                -------  --------  --------  -------   ------   --------  --------  -------

Balance - December 31, 1998                       2,500  $     --  $  2,500       --   $   --   $     --        --  $    --
                                                =======  ========  ========  =======   ======   ========  ========  =======




See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                         Class C    Additional     Xechem, Inc.    Xechem International  Additional  (Deficit)
                                        Series 2      Paid-in      Common Stock        Common Stock        Paid-in  Accumulated
                              Voting Conv. Preferred  Capital                                             Capital   During the
                                     # of      Par                # of       Par      # of       Par                Development
                                    Shares    Value   Class C    Shares     Value    Shares     Value      Common     Stage
                                    ------    -----   -------    ------     -----    ------     -----      ------     -----
Balance - December 31, 1997 -
 Forwarded                               -- $    --  $     --        --  $     --  $119,870,839 $    1,197 $28,742,596 $(27,729,076)

Private Placement - Common Stock at
 $0.05 Per Share                         --      --        --        --        --    11,180,000        112     558,888           --
Private Placement - Common Stock and
 conversion of debt at $.05 per Share    --      --        --        --        --     8,800,000         88     439,912           --
Excess of Fair Market Value over
 Option Price of Non-Qualified Stock
 Options Exercised - Forth Quarter 1998  --      --        --        --        --       800,000          8          72           --
RECLASS                                  --      --        --        --        --            --         --    (261,000)          --
Net (loss) for the year                  --      --        --        --        --            --         --          --   (2,219,081)
                                   -------- -------  --------   -------  --------    ----------  --------- -----------  -----------

 Balance - December 31, 1998            --  $    --  $     --        --  $     --   140,650,839  $   1,405 $29,480,468 $(29,948,157)
                                  ========  =======  ========   =======  ========   ===========  ========= =========== ============




See Accompanying Notes to Consolidated Financial Statements.

                                              F-7

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                         March 15,
                                                                       1990 (Date of
                                                 Years  ended          Inception) to
                                                 December 31,          December 31,
                                              1 9 9 8      1 9 9 7        1 9 9 8
                                              -------      -------        -------

Cash Flows from Operating Activities:
  Net Loss                                  $(2,337,272) $(5,281,552)  $(30,066,348)
                                            -----------  -----------   -------------
  Adjustments to Reconcile Net Loss to Net Cash
   Provided (Used) by Operating Activities:
   Depreciation                                 176,716      150,026        548,793
   Amortization                                  67,678       80,445        536,842
   (Gain)/Loss on Sale of Assets                     --        6,000          5,609
   Interest and Compensation Expense
   in Connection with Issuance of Equity Securities  --       46,240     14,259,740
   Write Down of Inventories                         --    1,020,000     1,020,000
   Write Down of Patents                             --      517,000        517,000
   Loss on investment in related party           34,500           --         34,500


  Changes in Operating Assets and Liabilities
   (Increase) Decrease in:
     Accounts Receivable                         51,920      (61,108)       (14,309)
     Inventories                               (145,484)     165,398     (1,376,991)
     Prepaid Expenses                           108,119       18,410         (9,622)
     Other Current Assets                       148,748     (115,000)        42,726
     Deposits                                     1,650        1,650        (18,867)
     Organizational Costs                            --           --        (13,828)
     Other Assets                                    --           --         (1,592)

   Increase (Decrease) in:
     Accounts Payable                           174,380      (59,745)       677,913
     Other Current Liabilities                 (120,929)         807          4,996
     Accrued Expenses                           195,921      (39,720)       358,194
                                            -----------  -----------   ------------

  Net Cash Flows from Operating
   Activities                                (1,644,053)  (3,551,149)   (13,495,244)
                                            ------------ -----------   ------------

Cash Flows from Investing Activities:
  Patent Issuance Costs                              --     (294,875)      (548,174)
  Purchases of Equipment and
   Leasehold Improvements                       (40,150)    (275,808)    (1,951,369)
  Proceeds from Sale of Asset                        --        2,000         28,700
  Investment in Related Party                   (34,500)          --        (34,500)
  Increase in Cash Surrender Value of
   Officers Life Insurance                      (43,544)          --        (43,544)
  Purchase of Marketable Securities                  --           --     (1,476,449)
  Proceeds from Sale of Marketable Securities        --           --     1,476,449
                                             ----------  -----------   ------------

  Net Cash Flows from Investing
   Activities                               $  (118,194) $  (568,683)  $ (2,548,887)
                                             -----------  -----------   ------------

See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                         March 15,
                                                                       1990 (Date of
                                                 Years  ended          Inception) to
                                                 December 31,          December 31,
                                              1 9 9 8      1 9 9 7        1 9 9 8
                                              -------      -------        -------
Cash Flows from Financing Activities:
  Proceeds from Related Party Loans         $        --  $        --   $  1,294,582
  Proceeds from Notes Payable - Others          170,000       13,300        628,300
  Proceeds from Interim Loans                 1,056,399      280,000      2,306,694
  Proceeds from Bridge Financing                     --           --        640,000
  Capital Contribution                               --           --         95,000
  Payments on Interim Loans                    (193,000)          --       (498,000)
  Payments on Notes Payable -Others                  --           --       (520,000)
  Payment on Stockholder Loans                       --           --       (207,037)
  Proceeds from Issuance of
   Common Stock                                 719,000    2,291,000      8,094,343
  Proceeds from Issuance of Class C
   Series 1 Preferred Stock                          --           --      2,109,347
  Proceeds from Issuance of Class C
   Series 2 Preferred Stock                          --    1,249,190      2,131,630
  Proceeds from Exercise of Options                  --        1,256         10,250
                                            -----------  -----------   ------------

  Net Cash flows from  Financing Activities   1,752,399    3,834,746     16,085,109
                                            -----------  -----------   ------------

  Net Change in Cash                             (9,848)    (285,086)        40,978

Cash, Beginning of Year                          50,826      335,912             --
                                            -----------  -----------   ------------

Cash, End of Year                           $    40,978  $    50,826   $     40,978
                                            ===========  ===========   ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest Paid - Related Party            $        --  $        --   $    104,992
                                            ===========  ===========   ============

   Interest Paid - Other                    $    28,000  $        --   $    161,818
                                            ===========  ===========   ============

   Income Taxes Paid                        $        --  $        --   $         --
                                            ===========  ===========   ============

Noncash Financing Activities

Net Assets of Xechem India Contributed to
  Capital and Minority Interest             $   118,191  $        --   $    118,191
                                            ===========  ===========   ============










See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


(1) Organization and Basis of Presentation

The consolidated financial statements present the results of operations and cash flows of Xechem International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc. and XetaPharm, Inc. (collectively the "Company") for the cumulative period from the date of inception (March 15, 1990) to December 31, 1998, and the financial position of the Company at that date.

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

The Company is engaged in research and technology development with respect to the production of generic and proprietary drugs from natural sources. Research and development efforts focus principally on antifungal, anticancer, antiviral (including anti-AIDS) and anti-inflammatory compounds, as well as antiaging and memory enhancing compounds. The Company is particularly committed to developing drugs from sources derived from Chinese and Indian folklore and niche generic anticancer drugs developed by fermentation or from other natural processes. Additionally, the Company provides technical and analytical laboratory services including the testing of chemicals, cosmetics, food, household and pharmaceutical products on a contract basis. The Company also provides consulting services for development and pilot-plant production of pharmaceuticals for companies on a contract basis. The Company also develops and markets a natural food and dietary supplement line of products.

(2) Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Xechem International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc., and XetaPharm, Inc. (collectively the "Company"). Intercompany transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments - Effective December 31, 1995, the Company adopted SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

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

Cash - The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. At December 31, 1998, the Company had no cash equivalents.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories at December 31, 1998 are principally comprised of raw materials and finished goods of XetaPharm's dietary supplement products, which management expects to be sold by December 31, 2000. However, the amount at December 31, 1998 exceeds recent sales levels. It is reasonably possible that a loss will be incurred on the disposition of this inventory due to the Company's weak financial resources and the resulting limited marketing efforts.

At December 31, 1996, inventory was principally comprised of work-in-process paclitaxel, an anti-cancer compound used for the treatment of ovarian, breast and small cell lung cancers and AIDS related Kaposi Sarcoma. Although the Company has isolated paclitaxel in a substantially pure state, there can be no assurance that such compound will pass the necessary regulatory requirements for approval for sale in the United States or abroad. In addition, Bristol-Myers Squibb Company maintains a dominant market share in the paclitaxel business and may choose to take legal action to impair the entry of additional competitors in the market, such as by alleging infringement on certain patents. Also, although the Company anticipates that it will be able to submit an Abbreviated New Drug Application ("ANDA") for paclitaxel immediately upon the expiration of Bristol-Myers' exclusive period, as extended, (December 29, 2001), the Company does not yet have all of the data for such ANDA and there can be no assurance that the Company will be able to file the ANDA at that time. Although the Company has the capability to, and may, sell paclitaxel for research purposes, to date, the Company has not received any revenue from sale of paclitaxel for human consumption and has received only minimal revenues from other product sales or sales of paclitaxel for research and development. As a result, during 1997, the Company determined to write off its crude paclitaxel, work-in-process paclitaxel and finished (pure) paclitaxel inventory in the amount of $1,020,000.

Impairment - Long-lived assets of the Company are reviewed at least annually as to whether their carrying value has become impaired pursuant of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be disposed Of." SFAS No. 121 requires long-lived assets, if impaired, to be remeasured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives.

Due to substantial underutilized capacity and weak financial resources to generate activities, it is reasonably possible that a loss will be recognized in the near term.

Foreign Currency Translation - The consolidated financial statements of the foreign affiliates have been translated at current exchange rates for balance sheet items and at average rates for income and expense items. The effect of foreign currency translation is included in the consolidated statements of operations, as the effects are not material. Transaction adjustments are included in income.

Equipment and Leasehold Improvements - All material expenditures for betterments and additions are capitalized at cost. Expenditures for normal repairs and maintenance are charged against income as incurred. Depreciation and amortization are provided for financial reporting purposes on the basis of the various estimated useful lives of the assets, using the straight-line method over periods ranging from 5 to 15 years. Depreciation and amortization expense for equipment and leasehold improvements for the years ended December 31, 1998 and 1997 was $244,394 and $230,471, respectively.

Patents - The cost of patents is charged to cost of operations when incurred. In prior years, the cost of patents was capitalized and amortized on a straight-line basis over the estimated economic life of 15 years. In 1997, due to the inability of the Company to project when revenues from paclitaxel would be realized, thereby giving justification to the economic life of patents, a total of $517,000 for current and prior years patent and trademark costs was charged to operations.

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates in the near term. Also, as more fully described under the equipment and leasehold improvements, the Company's policy is to depreciate and amortize the net book value of such assets over their respective remaining useful lives. It is reasonably possible that the Company's estimate that the carrying amount of such assets will be recoverable from future operations will change in the near term given the uncertainty about the Company's ability to continue as a going concern as more fully discussed in Note 4.

Advertising - The Company's policy is to expense advertising costs as incurred. Advertising costs were insignificant for 1998 and approximately $101,000 for 1997.

Concentration of Credit Risk - The Company maintains cash balances at three different financial institutions in New Jersey. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1998 and 1997, the Company had no uninsured cash balances.

Loss Per Share - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ("EPS") calculation required by Accounting Principles Board ("APB") Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application was not permitted. The Company has adopted SFAS No. 128 in these financial statements. Basic EPS is based on average common shares outstanding and diluted EPS include the effects of potential common stock, such as, options and warrants, if dilutive. Adoption of SFAS No. 128 was not material to the Company.

(3) Development Stage Activities and Operations

For the period from the incorporation of Xechem (see Note 1) to date, the Company has been a "development stage enterprise." Operations have consisted primarily of financial planning, raising capital, and research and development activities. The Company has produced minimal revenues since its inception, incurred a net loss of $2,337,272 and $5,281,552 for the years ended December 31, 1998 and 1997, respectively, and has accumulated a deficit since inception (March 15, 1990) of $30,066,348. The Company has financed research and development activities principally through capital contributions and loans made by its stockholders and other investors, banks, and through an initial public offering and private placement of its securities (See Notes 5, 6, 7, 8, 10, 11 and 12).

(4) Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, the Company has incurred net losses of $2,337,272 and $5,281,552 for the years ended December 31, 1998 and 1997, respectively; has accumulated a deficit since inception (March 15, 1990) of $30,066,348; and has a cumulative negative cash flow from operations since inception amounting to $13,495,244. As discussed in Note 3, the Company is in the development stage and has realized minimal revenues since its inception. The Company's research and development activities are at an early stage and the time and money required to develop the commercial value and marketability of the Company's proposed products cannot be estimated. The Company expects research and development activities to continue to require significant cash expenditures for an indefinite period in the future. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern.

The Company has been substantially dependent on funds received under the Blech Purchase Agreement (See Note 5). No further funds are available under this agreement.

During the year, the Company has cut administrative expenses and reduced its monthly cash requirements. At the same time, the Company has agreements with two European companies for the sale of bulk paclitaxel and is negotiating with several other companies outside the United Sates.

There can be no assurance that management's plans to obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

(5) Blech Purchase Agreement

On November 18, 1996, the Company entered into and closed the initial stage of a stock purchase agreement (the "Blech Purchase Agreement") with David Blech and/or his designees ("Blech") providing for the sale of up to 55,000 shares of Class C Series 2 Voting Cumulative Preferred Stock (the "Series 2 Preferred Shares") for a purchase price of $100 per share ($5,500,000 in the aggregate), or the underlying shares of Common Stock. Subsequent to December 31, 1996, the Blech Purchase Agreement was amended. In 1998, Blech purchased 14,380,000 shares of Common Stock for a total of $719,000.
This completed the obligations under the Blech Purchase Agreement.

Pursuant to the Purchase Agreement, the Company, Dr. Pandey and Blech have also entered into a stockholder's agreement, which, among other things: (i) generally prohibits the sale of any of Dr. Pandey's shares of capital stock of the Company for a period of five years, except with the consent of Blech; (ii) provides Blech with the right to sell his pro rata portion (relative to the holdings of Dr. Pandey) of any proposed sales of shares by Dr. Pandey, and a reciprocal right in favor of Dr. Pandey to sell his pro rata portion of any shares sold by Blech; (iii) requires Blech to vote for Dr. Pandey as a director of the Company, and to use his efforts to cause Dr. Pandey to remain Chairman, President chief executive officer of the Company; (iv) requires the Company and its directors (subject to their fiduciary duties to the Company and the shareholders of the Company) to take such actions as Blech may request to elect his nominees to constitute a majority of the directors of the Company; and (v) provides for certain demand and piggyback registration rights in favor of Blech.

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

(E) In the fourth quarter 1995 and the first quarter 1996, under the terms of a Private Placement Memorandum (see Note 8), 178,166 and 20,000 common shares were issued which were offset by the return of 59,388 and 6,667 common shares, respectively, by Dr. Pandey. In a subsequent agreement with one of the investors (who purchased 150,000 of the 198,166 shares issued in the private offering), an additional 150,000 common shares were issued for no additional cash in December, 1996.

(F) On March 26, 1996, the Company entered into an agreement with a new placement agent for a non-public offering to issue Class C Series 1 Preferred Stock at $100 per share convertible into Common Stock, at any time following 60 days from issuance, together with demand registration rights for the Common Stock. The Class C Series 1 Preferred Stock is entitled to an 8% cumulative dividend, and must convert to Common Stock at maturity (one year following issuance). The conversion price of the Class C Series 1 Preferred Stock is subject to a floor of $1.25 per share and ceiling, as amended, of $2.75 per share. In March 1996, the Company received a loan of $400,000 from an entity, which converted the principal amount of the loan to Class C Series 1 Preferred Stock, with interest on the loan payable totaling 12,500 shares of the Company's Common Stock. In April 1996, the Company received $1,850,000, before commissions, from this offering. In the year 1996, 21,000 shares of Class C Series 1 Stock were converted into 1,673,583 shares of Common Stock at a conversion price ranging from $1.25 - $1.70 per share In January 1997, 1,500 shares of Class C Series 1 Stock was converted into 120,000 shares of Common Stock at a conversion price of $1.25 per share. This transaction completed the conversion of all 22,500 shares of Class C Series 1 Stock into 1,793,583 shares of Common Stock at a conversion price ranging from $1.25 - $1.70 per share.

(G) In May 1996, the Company entered into a settlement agreement with Ocean Marine Services ("Ocean Marine"). The lawsuit was settled by an agreement with the Company to make a cash payment of $115,000 and issue 25,000 shares of unregistered Common Stock to Ocean Marine. Such shares are subject to piggyback registration rights in favor of Ocean Marine (see Note 13).

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

In April 1997, under the terms of the Blech Purchase Agreement, David Blech purchased 5,000,000 shares of Common Stock at a price of approximately $.05 per common share.

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

In April, 1998, under the terms of the Blech Purchase Agreement, five individuals not otherwise affiliated with David Blech, purchased 11,180,000 shares of common stock at a price of $.05 per common share.

In June 1998, under the terms of the Blech Purchase Agreement, five individuals not otherwise affiliated with David Blech, purchased 3,200,000 shares of common stock at a price of $.05 per common share.

In June 1998, under the terms of the Blech Purchase Agreement, five individuals not otherwise affiliated with David Blech, converted $280,000 of debt to 5,600,000 shares of common stock at a price of $.05 per common share.

(L) In December 1998, in accordance with the Fortress Financial Agreement 800,000 shares of common stock were issued at a price of $.0001 per common share.

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

(9) Income Taxes

Income taxes are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Prior to the consummation of the Public Offering (See Note 7), the Company was an "S" corporation and, as such, losses incurred from date of inception to April 26, 1994 are not available to the Company as tax loss carryforwards.

Since  April  26,  1994,  the  Company  has   approximate   net  operating  loss
carryforwards as follows:

                          Amount                Expiration Date
                          ------                ---------------
                        $3,175,000                    2009
                         3,150,000                    2010
                         3,250,000                    2011
                         3,750,000                    2012
                         2,250,000                    2018

SFAS No. 109 requires the establishment of a deferred tax asset attributable to operating loss carryforwards. The deferred tax asset attributable to operating loss carryforwards amounted to approximately $6,500,000 at December 31, 1998. Because the Company's cumulative losses since inception, however, raise questions about the future recoverability of any deferred tax asset established for the Company's tax loss carryforwards, a corresponding valuation allowance of the same amount has been established, pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements. In addition, if a change in control is deemed to have occurred, there may be a possible diminution of any deferred tax asset.

(10) Related Parties

(A) Loans Receivable - Related Parties - In 1998 and 1997, the Company made loans totaling $60,000 and $90,000, respectively to Consumers Choice Systems, Inc. ("CCS"), a company engaged in the marketing and distribution of products in the over-the-counter pharmaceutical market. The Company has entered into negotiations with CCS in connection with possible distribution of XetaPharm nutraceuticals. CCS is engaged in a private offering of its securities, and upon completion of this offering, The Edward A. Blech Trust would own approximately 30.8% of CCS' common stock.

In September 1998, the Company agreed to accept 46,000 shares of stock with an agreed upon value of $34,500 as partial repayment of the loan. However, a 100% valuation allowance was recorded due to the financial condition of CCS. Thus, the investment in CCS was reduced to zero. At December 31, 1998, CCS had an outstanding loan balance of $11,000 after a reserve of $44,000.

(B) Notes Payable - Related Party - Dr. Pandey had made advances to the Company prior to the Public Offering. The principal amounts advanced (including accrued salary of $110,000) totaled $517,451 at December 31, 1996 and were evidenced by an eight percent (at simple interest) note payable originally due April 25, 1999, to be paid in equal monthly installments commencing April 25, 1996. However, due to the financial condition of the Company, Dr. Pandey agreed to defer the monthly installments until April 25, 1997 and subsequently converted this debt to equity under the Blech Purchase Agreement. Accrued interest totaled $27,785 at December 31, 1996. Interest expense on the note amounted to $41,508 and $41,395 for the years ended December 31, 1996 and 1995, respectively

Additionally, Dr. Pandey had made advances to the Company aggregating $590,000 at December 31, 1996. Such advances were evidenced by eight percent (at simple interest) promissory note due December 31, 1996. Interest expense amounted to $45,419 and $7,407 for the years ended December 31, 1996 and 1995, respectively. Accrued interest totaled $52,826 at December 31, 1996 (See Notes 5 and 6).

Pursuant to the Blech Agreement (See Note 5), on February 7, 1997, Dr. Pandey exchanged certain indebtedness owed by the Company to him and the 1,070 shares of Class B Preferred Stock of the Company held by him for 12,144 shares of Series 3 Preferred Shares. These shares were then converted into 19,430,400 shares of Common Stock at $.0625 per share. At December 31, 1998, the Company has an indebtedness to Dr. Pandey for the accrued interest on the notes totaling $80,785.

(C) Xechem India - The Company currently receives its supplies of plant extracts from India through informal collaborative relationships. Dr. Pandey and his brothers had incorporated a corporation in India ("Xechem India") which was established to formalize such relationships by obtaining contracts for dependable supplies of plants and other raw materials. Based on its discussions with Indian sources for such materials, the Company believed that an Indian corporation would obtain such contracts on significantly better terms than would a United States-based corporation. During 1997, the Company purchased certain raw materials from Xechem India for $47,000. Xechem India may also conduct certain research, manufacturing, and marketing activities in India. In 1998, as a contribution to the Company's capital, Dr. Pandey transferred his 66-2/3% interest in Xechem India to the Company for no consideration other than reimbursement of amounts Dr. Pandey advanced for organizational expenses (approximately $5,000). Dr. Pandey's brothers will initially own the remaining equity in Xechem India, some or all of which the Company anticipates will be made available to other, unrelated, persons in India. Both of Dr. Pandey's brothers and Anil Sharma, a chartered accountant, serve as directors of Xechem India. No compensation is paid to Dr. Pandey, his relatives or Mr. Sharma for service as directors of Xechem India. As discussed in Note (1), Xechem India's operations are included in the 1998 consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

(D) Leases - The company leases its operating facilities under an operating lease that expires in September 2000. Dr. Pandey owns 25% of the lessor as a limited partner (See Note 13).

(E) Loans Payable - In 1998, the Company received $845,545 from David Blech and six affiliated individuals in the form of loans. Subsequent to December 31, 1998, these loans were converted to common stock (See Note 6).

(11) Loans Payable - Others

In 1998, the Company received advances from various individuals totaling approximately $297,000. Subsequent to December 31, 1998, these loans were converted to common stock (See Note 6).

Loans payable at December 31, 1998 totaled approximately $1,143,000, which includes advances totaling approximately $846,000 from David Blech and six non-affiliated individuals (See Note 6).

An individual made two loans to the Company during 1996 aggregating to $115,000. Each of these loans were evidenced by 10% and 12% (at simple interest) promissory notes, due six months from the date of the loan. Each promissory note was subject to a six month extension, which the Company exercised. In September 1997, these two loans were extended for an additional one year evidenced by 12% (at simple interest) promissory notes. The accumulated interest of $13,300 was also converted into one year 12% promissory notes. In 1998, the individual made four additional loans to the Company aggregating $170,000. Each of these loans was evidenced by 10% and 12% (simple interest) promissory notes, due one year from the date of the loan. The individual has agreed to extend the term of the loans , which aggregate $298,300, to expire in September 2000 and simple interest will be at 12% per annum.

(12) Commitments and Contingencies

Employment Contract

(1) Dr. Pandey is employed pursuant to an Agreement dated July 1, 1992, for a period of ten years, which primarily provides for:

      (a) a salary of $140,000 a year commencing July 1, 1992, subject to annual increases in proportion to the increase in the consumer price index.

      (b) a royalty payment to Dr. Pandey or his estate or designees in the amount of 2-1/2% of the Company's net profits before taxes, as determined under generally accepted accounting principles, with respect to any products developed by the Company during Dr. Pandey's tenure with the Company whether prior to or after the term of the Employment Agreement, which royalty will continue to be paid to Dr. Pandey and/or his successors so long as any such products are sold by the Company (regardless of whether Dr. Pandey is actually employed by the Company at the time of such sale).

(2) In 1998 an amendment to Dr. Pandey's employment agreement was signed with the following terms:

      (a) Pandey and the Company have agreed to extend the term of the Employment Agreement for an additional two years, through July 2004.

      (b) Dr. Pandey has agreed to defer all unpaid compensation otherwise payable to him thereunder until such time as the Company has the funds to pay the same to him. At December 31, 1998 unpaid compensation totaled $51,425.

      (c) The Company has granted Dr. Pandey an option to purchase common stock of the Company in an amount equal to 20% of the total number of shares sold by the Company in a rights offering to certain shareholders and one or more subsequent offerings to raise up to $10,000,000 of additional capital through December 31, 1999. At December 31, 1998, a rights offering has not occurred nor has the Company raised additional capital. Therefore, no options were granted to Dr. Pandey in 1998.

(3) In May 1997 an agreement between the Company and an employee with a commencement date of June 1, 1997 was made which shall remain in effect for a period of three (3) years, ending May 31, 2000. The employment period shall automatically renew for successive five (5) one year periods unless terminated by either party by given written notice of termination thirty (30) days in advance of renewal date, which primarily provides for a salary of $43,000 per annum.

(B) Leases - The Company leases its operating facilities under an operating lease which began in April 1991 and expires on September 30, 2000. In 1996, Dr. Pandey purchased a 25% beneficial ownership in the lessor as a limited partner in such entity, which may be deemed to be an affiliate of Dr. Pandey. The lease provides the Company with renewal options for three additional five year periods. Rent expense under the operating lease amounted to $93,289 and $96,856 for the years ended December 31, 1998 and 1997, respectively. At December 31, 1998, the Company owes rent totaling approximately $114,000. In addition, the future minimum payments under non-cancelable operating leases consisted of the following at December 31, 1998:

      1999                           $ 117,136
      2000                              87,853
                                     ---------

                                     $ 204,989
                                     =========

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

(D) Purchase Commitments - In September 1994, the Company entered into an agreement with Guizhou Fanya Pharmaceutical Co., Ltd. ("Guizhou"), a Chinese company, for Guizhou to supply to the Company partially processed raw material for paclitaxel. This purchase of the raw material by the Company was contingent upon Guizhou meeting specific contractual criteria which were met in 1995 and the purchases were consummated in 1997 and 1996, resulting in a substantial outlay of cash.

The Company currently buys all of its crude paclitaxel from Guizhou. Although there are a limited number of suppliers of these materials, the Company has come to an agreement with a second supplier and is negotiating with a third supplier on comparable terms to assure there is no delay in manufacturing.

In 1998, no purchases were made.

(E) License Agreement - In August 1997, the Company entered into a license agreement granting it exclusive worldwide rights to a novel formulation (patent pending for the delivery of paclitaxel developed by the University of Texas MD. Anderson Cancer Center, ("M.D. Anderson") in collaboration with Xechem. The Company will pay royalties to M.D. Anderson on net sales and future minimum annual royalties as follows, after the beginning of licensed sales, as set forth in the agreement:

      1st Year                             $  25,000
      2nd Year                                35,000
      3rd Year                                45,000
      Each year for 17 years thereafter       50,000

In 1998, the Company did not incur any sales with respect to the agreement, and no royalties were paid.

(F) Lovastatin Agreement - In March 1997, the Company acquired a strain and related technology to produce Lovastatin for a total purchase price of $300,000, payable $50,000 upon delivery, $50,000 upon initial laboratory verification, $100,000 upon additional laboratory verification and $100,000 upon the earlier of commercial production or two years after delivery of the strain and related technology. For accounting purposes, the payments have been considered research and development incurred at the earliest date to which they become payable. At December 31, 1998, a total of $200,000 has been recorded of which $100,000 has been paid.

(13) Product Development Agreement

In June and August 1993, the Company signed contracts with two scientific institutions in China for the purchase of plant extracts and/or synthetic compounds which are expected to be used in the development of the Company's proposed products. The Company also acquired the exclusive right and ownership (outside of China) of scientific research and development with respect to certain plant extracts and synthetic compounds isolated by the institutions during the term of the contracts. The Company had committed to spend $145,000 ($95,000 had been paid in 1997) for the extracts and compounds as long as the institutions are not in default of any of their obligations under the contracts. No payments were made in 1998. The contracts also call for royalty payments to be negotiated among the parties if and when products are developed and marketed.


(14) Stock Plan

Effective December 1993, Xechem's sole stockholder approved the Share Option Plan (the "Plan"), providing for the issuance to employees, consultants, and directors of options to purchase up to 200,000 shares of Common Stock. The Company assumed Xechem's obligations under the Plan at the time of the reorganization. At the May 26, 1995, June 25, 1996 and June 11, 1997 annual meetings of stockholders, an amended and restated Stock Option Plan was adopted whereby the number of shares of Common Stock that could be issued under the Plan was increased to 2,600,000 shares. At the December 11, 1998 Board of Directors Meeting, an amended and restated stock option plan was adopted, whereby the number of shares that could be issued under the plan was increased to 12,600,000 shares. The Plan provides for the grant to employees of incentive stock options ("ISOs") and non-qualified stock options.

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

For options whose exercise price equaled the market price, the weighted average exercise price is $0.21 and $0.25 and the weighted average fair value of options is $0.21 and $0.25 for the years ended December 31, 1998 and 1997, respectively.

For options whose exercise price exceeded the market price, the weighted average exercise price was $0.55 and the weighted average fair value of options was $0.52 for the year ended December 31, 1997.

For options whose exercise price was less than the market price, the weighted average exercise price was $0.20 and the weighted average fair value of options was $0.31 for the year ended December 31, 1997.

A summary of stock option activity under all plans is as follows (shares in thousands):

                                   1998                             1997
                     --------------------------------- ------------------------
                                          Weighted-                Weighted-
                                           Average                  Average
                              Shares  Exercise Price    Shares    Exercise Price
                              ------  --------------    ------    --------------

Outstanding on January 1,      1,683      $ 0.44            369     $ 2.16

Granted                          330        0.21          1,421       0.50
Exercised                          0        0.00              1       0.01
Forfeited/Expired                387        0.40            106       2.92
                              ------      ------         ------     ------

  Outstanding on December 31,  1,626      $ 0.40          1,683     $ 0.44
                              ======      ======         ======     ======

  Exercisable on December 31,    515      $ 0.14            113     $ 0.17
                              ======      ======         ======     ======

The following table summarizes information about stock options at December 31,1998 (shares in thousands):

                          Outstanding Stock Options    Exercisable Stock Options
                           Weighted-
                            Average          Weighted
  Range of                 Remaining          Average           Weighted-Average
Exercise Prices   Shares Contractual Life Exercise Price Shares  Exercise Price
---------------   ------ ---------------- -------------- ------  --------------

$0.01 to 0.26     1,344      8.2               $0.05       515      $0.14
$0.27 to 0.50        107     9.5               $0.35         -      $   -
$0.56 to 1.00        175     9.5               $0.77         -      $   -
                  ------   -----               -----      ----      -----

     Totals       1,626      9.1               $0.14       515      $0.14
     ------       =====    =====               =====      ====      =====

Had compensation cost for the stock option plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative method set forth under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's proforma net loss and proforma net loss per share would have been as follows:

                                              Year Ended December 31,
                                              1998              1997
                                              ----              ----
Net Loss:
   As Reported                            $     (2,337)     $     (5,282)
   Pro Forma                              $     (2,345)     $     (5,931)
Net Loss Per Share:
   As Reported                            $      (0.02)     $      (0.06)
   Pro Forma                              $      (0.02)     $      (0.06)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively; dividend yields of $-0- for each year, expected volatility of approximately 182% in 1998 and 272% in 1997, risk-free interest rates of 6.1 percent for each year and expected lives of 10 years for both years. The weighted-average fair value of options granted was $0.21 and $0.49 for the years ended December 31, 1998 and 1997, respectively.

(15) Description of Securities

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

(C) Class B 8% Preferred Stock - At December 31, 1998, there were no outstanding shares of 8% Preferred Stock with a liquidation preference of $100 per share. In February 1997, in accordance with the Blech Agreement, 1,070 shares of 8% Preferred Stock owned by Dr. Pandey was redeemed by the Company at the liquidation preference price of $107,000. A total of 1,712,000 shares of Common Stock were issued at a price of $.0625 per share. The 8% Preferred Stock is entitled to cumulative dividends on the liquidation preference at the rate of 8% per annum, payable quarterly. The 8% Preferred Stock may be redeemed at any time, in whole or in part, at the option of the Company for a redemption price equal to the liquidation preference plus accrued and unpaid dividends. After the fifth anniversary of issuance, the holders of 8% Preferred Stock may, at each holder's option, convert such 8% Preferred Stock into Common Stock at a conversion price equal to $5.00 per share; provided that if a change in control has occurred such shares may be converted, regardless of whether five years have elapsed at a conversion price equal to the least of (I) $5.00, (II) 25% of the then-current market price of the Common Stock or (III) the lowest price paid by the hostile acquiror within the one year preceding the change in control. The 8% Preferred Stock has no voting rights except for extraordinary corporate actions such as mergers, consolidation, or sales of substantially all the assets of the Company, which will require the affirmative vote or consent of the holders or majority of such shares, and except as may be required by law.

(D) Class C Preferred Stock - The Company's Board of Directors may, without further action by the Company's stockholders, from time to time, issue shares of the Class C Preferred Stock in series and may, at the time of issuance, determine the rights, preferences, and limitations of each series. Any dividend preference of any Class C Preferred Stock which may be issued would reduce the amount of funds available for the payment dividends on Common Stock. Also, holders of the Class C Preferred Stock would normally be entitled to receive a preference payment in the event of any liquidation, dissolution, or winding-up of the Company before any payment is made to the holders of Common Stock. The Board of Directors of the Company, without stockholder approval, may issue the Class C Preferred Stock with voting and conversion rights which could adversely affect the holders of Common Stock. As described in Note 6, in 1996, the Company had authorized the issuance of up to 40,000 shares of Class C Series 1 Preferred Stock, up to 55,000 shares of Class C Series 2 Voting Convertible Preferred Stock and 13,180 shares of Class C Series 3 Voting Convertible Preferred Stock. In March 1997, the Board of Directors approved the retirement of these three series of Class C Preferred Stock. On December 31, 1998, there were no issued and outstanding Class C Preferred Stock.

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

Pursuant to the Warrant Agreement, the Company, by notice to the Warrant Agent, may reduce the exercise price, permanently or for such period as it may determine, or extend the expiration date of the Warrants. The Warrant Agent is required to send a notice of any such change to each registered holder of Warrants. At December 31, 1998, there were 1,150,000 Warrants outstanding.

(16) New Authoritative Accounting Pronouncements

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 did not have any impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 did not have any effect on the Company, as it has only one segment.

(17) Event Subsequent to Date of Audit Report - (Unaudited) - Effective June, 1999 the Loans Payable - Related Parties were converted into common stock in the amount of approximately $882,000. The proforma effect is as follows:

                                 Actual                                Proforma
                               December 31           Effect of          May 28,
                                    1998           Transactions           1999
                                --------           ------------      ---------

Current Liabilities           $ 2,223,902          $ (882,000)        $1,341,902
Stockholders Equity              (503,181)            882,000            378,819
                              ------------         ----------         ----------

Totals                        $ 1,720,721          $        0         $1,720,721
                              ===========          ==========         ==========


The 1,150,000 outstanding warrants expired in April 1999.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      On April 12, 1999, the Company announced that it had decided to terminate its relationship with its independent accountants, Moore Stephens P.C., and had engaged Wiss and Company, LLP as the Company's independent accountants to audit and report on the Company's annual financial statements for the year ending December 31, 1998. The Audit Committee of the Company approved this decision. Over the last two years, the report of Moore Stephens P.C. contained a statement that there were doubts about the ability of the Company to continue as a going concern. At no time during the Company's two most recent years, and any subsequent interim period before retaining Wiss and Company, LLP, did the Company have any disagreements with Moore Stephens P.C. concerning accounting principles or practices, financial statement disclosure or auditing scope or procedure. At no time during the Company's two most recent fiscal years, and any subsequent interim period prior to engaging Wiss and Company, LLP, did the Company consult Wiss and Company, LLP regarding: (i) either: the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions or a reportable event described in paragraph 304(a)(1)(v). At no time during the Company's two most recent fiscal years and the interim period through April 12, 1999 were there any reportable events with Moore Stephens P.C,. as described in Item 304(a)(1)(v) of Regulation S-K.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The names of the directors and executive officers of the Company and their respective ages and positions with the Company are as follows:


Name                               Age    Position with the Company
----                               ---    -------------------------

Dr. Ramesh C. Pandey (1)...........60      Chief Executive Officer, President,
                                           Chairman of the Board of Directors
                                           and Chief Accounting Officer

Stephen Burg (1)(2)(3).............61      Director

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

      Stephen F. Burg, has been a director of the Company since 1996. Mr. Burg has been chief executive officer of El Dorado Investments, which offers corporate growth strategies for public and private companies, nationally and internationally. From 1978 to 1986, Mr. Burg was Vice President-Corporate Acquisitions for Evans Products Company and from 1973 to 1978 was Corporate Director-Acquisitions and Human Services for Jack August Enterprises. Mr. Burg, through El Dorado Investments, serves as a consultant to various businesses.

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

Executive Compensation.

      Set forth below is information concerning the compensation for 1996, 1997 and 1998 for the Company's President and Chief Executive Officer, who is the only executive officer of the Company whose compensation exceeded $100,000:

                                            Long Term Compensation
                    ANNUAL COMPENSATION         Awards      Payouts
                                                   Securities
                                          Restricted Under-
                               Other Annual  Stock   lying   LTIP     All Other
            Year  Salary Bonus Compensation  Awards Options Payouts Compensation
            ----  ------ ----- ------------  ------ ------- ------- ------------

Dr. Ramesh
  Pandey    1996 $118,365   0    $ 13,375      0        0      0        0
            1997 $130,273   0    $  7,991      0        0      0        0
            1998 $136,233   0    $  7,340      0        0      0        0

Employment Agreements

      Ramesh C. Pandey is employed pursuant to an agreement which provides for a base salary of $140,000 per year, subject to an annual increase in proportion to the increase in the consumer price index, such bonuses as a majority of the disinterested members of the board of the Company may determine, and a royalty of 2 1/2% of the Company's net profits before taxes with respect to any products developed by the Company or its affiliates during the term of the agreement. The royalty will be payable to Dr. Pandey or his estate so long as the Company continues to sell such products, notwithstanding any termination of the agreement. The agreement provides for a ten year term, but permits either party to terminate the agreement after five years; if the Company terminates the agreement, Dr. Pandey will be entitled to receive severance equal to his compensation for the two years prior to termination. Dr. Pandey has agreed not to engage in certain business activities (generally similar to those currently engaged in by the Company) for six months (four months, in certain cases) after the termination of his employment with the Company. If there is a change in the beneficial ownership of 20% or more of the Company's capital stock, Dr. Pandey may, at any time within one year after such event, terminate the agreement, in which event his noncompete and confidentiality agreement terminate and any indebtedness of the Company to Dr. Pandey shall accelerate. Dr. Pandey has agreed and approved the transactions contemplated by the Blech Purchase Agreement and that, accordingly, such transactions do not and will not result in a "Change of Control" as defined in the Employment Agreement. In August 1996, due to the financial constraints of the Company, Dr. Pandey's salary was reduced by 54%. In November 1996, 50% of the reduction was restored and in February 1997, Dr. Pandey was returned to full salary. The reduction in salary was not accrued and will not be paid to Dr. Pandey. On September 30, 1998 Dr. Pandey signed an Amended Employment Agreement extending his current agreement by two years. He was also granted an option to purchase stock of the Company in an amount equal to 20% of the total number of shares sold by the Company in a Rights Offering to certain shareholders and one or more subsequent offerings to raise up to $10,000,000 of additional capital through December 31, 1999.

      In 1998 Dr. Pandey deferred $51,425.00 of salary until the Company has funds to pay him as set forth in the "Amendment to Employment Agreement".

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

Option Tables

      The following table sets forth certain information with respect to options granted to the directors and executive officers of the Company during the year ended December 31, 1998 under the Company's Stock Option Plan. The Company did not grant any stock appreciation rights during the year.

                                       Individual Grants
                                       -----------------
            Number of Securities  % of Total Options
             Underlying Options  Granted to Employees Exercise Price Expiration
  Name             Granted          In Fiscal Year      (per Share)     Date
  ----             -------          --------------      -----------     ----
Stephen Burg       10,000                                 $0.01       06/10/07
Stephen Burg       50,000                                  0.01       12/01/08

  TOTAL            60,000                4.3%


Aggregated Option Exercises in Fiscal 1997 and Fiscal Year-End Option Values

      The following table provides information on option exercises during the year ended December 31, 1998 by the directors and executive officers of the Company and the value of such parties' unexercised stock options as of December 31, 1998.

                                  Number of Securities  Value of Unexercised
                                 Underlying Unexercised In-the-Money Options
                                   Options at 12/31/96     at 12/31/96 (1)
                                   -------------------     ---------------
               Shares
               ------
              Acquired
                 on      Value                  Un-                    Un-
              Exercise Realized Exercisable exercisable Exercisable exercisable
              -------- -------- ----------- ----------- ----------- -----------
                 (#)      ($)

Dr. Ramesh C.
 Pandey           0        0          0     707,000(2)       0      $35,343
Stephen Burg      0        0     14,000      51,000       $640        2,040

(1) Represents the excess, if any, of the closing price of the Common Stock as quoted on the OTC Bulletin Board on December 31, 1998 ($.05) over the exercise price of the options, multiplied by the corresponding number of underlying shares.

(2) These options were issued in exchange for the capital stock of the Subsidiary in the reorganization of the Company. See Board Item 1, Business - Reorganization. These options are exercisable upon the Company attaining specific financial goals.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of the Common Stock and total voting stock (including the Class A and Class C Preferred Stocks) as of June 9, 1999 by: (i) each stockholder known by Xechem to beneficially own in excess of 5% of the outstanding shares of Common Stock or Class A Preferred Stock; (ii) each director or nominee for director; and (iii) all directors and executive officers as a group. All of the outstanding Class A Preferred Stock is owned by Ramesh C. Pandey. Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and investment power with respect to the shares beneficially owned by such persons.

                                                             Class A           Class C
                                        Common Stock       Preferred Stock     Preferred Stock   Percent of
                                       Number   Percent    Number    Percent   Number  Percent    Voting
Name and Address                      of Shares of Class  of Shares of Class of Shares of Class   Stock (1) (12)
----------------                      --------- --------  --------- -------- --------- --------   --------------


The Edward A. Blech Trust (2)     72,300,000(3)     31.5%       0         -         0        -      26.6%

David Blech (4)                   84,550,000(3)(5)  36.8%       0         -         0        -      31.1%

Michael G. Jesselson (6)          15,050,000(7)(8)   6.6%       0         -         0        -       5.5%

EER Systems (9)                   20,000,000         8.7%       0         -   100,000(12)  100%     22.1%

Stephen Burg (13)                    500,000          .2%       0         -         0        -        .2%

Dr. Ramesh C. Pandey (10)         22,164,345(11)     9.7%   2,500(1)    100%        0        -       9.1%

All directors and executive
 officers as a group
 (2 persons)                      22,664,345(11)     9.9%   2,500(1)    100%        0        -       9.3%


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

(6) The address of each of The Michael G. Jesselson 12/18/80 Trust, the Benjamin J. Jesselson 12/18/80 Trust, the Jesselson Grandchildren 12/18/80 Trust and Michael G. Jesselson is 1301 Avenue of the Americas, Suite 4101, New York, N. Y. 10019.

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

(9) As reported in a Schedule 13D and whose address is 10289 Aerospace Road, Seabrook, MD 20706

(10) The address of Dr. Pandey is c/o Xechem International, Inc., 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901.

(11) Does not include 707,000 shares subject to the Pandey Options, which presently are not exercisable, and will not be exercisable, within 60 days from June 9, 1999.

(12) Gives effect to the voting rights of 100,000 shares of Class C Voting Preferred Stock, all of which are owned by EER Systems and which entitle them to cast 400 votes per share on all matters as to which shareholders are entitled to vote.

(13) The address of Stephen Burg is 3257 Winged Foot Drive, Fairfield, CA 94533

Item 12.    Certain Relationships and Related Transactions

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

Item 13.    Exhibits and Reports on Form 8-K

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

3(i)(c)     Certificate of Amendment to Certificate of Incorporation.

10.27       Xechem/Apotex Restructuring Agreement.

10.28       Xechem International, Inc. Amended and Restated Stock Option Plan.

      (a) (4) The following exhibits are incorporated by reference from the Company's Form 8-K Current Report dated November 18, 1996:

10.29 Stockholders Agreement dated November 18, 1996 among Xechem , International Inc., David Blech and Ramesh C. Pandey

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

3(i)(d) Certificate of Designations, Preferences and Rights of Class C Shares (Class C Series 1 Preferred Stock)

3(i)(e) Certificate of Designations, Preferences and Rights (Class C Series 2 and Series 3 Preferred Stock)

3(i)(f) Certificate of Elimination (Class C Series 1, Series 2 and Series 3 Preferred Stock)

      The following exhibits are filed with the Form 10-KSB:

Number      Exhibit

3(i)(g)     Certificate of Designations, Preferences and Rights of Class C
             Shares (Class C Series 4 Preferred Stock)

21          Subsidiaries of the Company

23          Consent of Wiss & Co. LLP
            Consent of Moore Stephens, P.C.

      (b) The Company filed no Reports on Form 8-K during the fourth quarter of 1998.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            XECHEM INTERNATIONAL, INC.


Date: October 5, 1999                 By: /s/ Ramesh C. Pandey
                                          ---------------------------
                                          Ramesh C. Pandey, Ph.D.
                                          Chief Executive Officer, President and
                                          Chairman of the Board of Directors


     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Ramesh C. Pandey                               Date: October 5, 1999
     ----------------------------
     Ramesh C. Pandey, Ph.D.,
     Chief Executive Officer, President and
     Chairman of the Board of Directors and
     Chief Accounting Officer

By:  /s/ Stephen Burg                                   Date: October 5, 1999
     ----------------------------
     Stephen Burg
     Director

                                 EXHIBIT INDEX


Number      Exhibit

21          Subsidiaries of the Company

23          Consent of Wiss & Company, LLP

23          Consent of Moore Stephens, P.C.