Form 10QSB
period 1999-03-31
XECHEM INTERNATIONAL INC
filed 1999-11-23
CIK 919611

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1999
                               -------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

For Quarter Ended _________________               Commission File Number 0-23788
                                                                         -------
                           Xechem International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     22-3284803
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswick, NJ               08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code         (732) 247-3300
                                                   -----------------------------


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

Number of shares outstanding of the issuer's common stock, as of June 5, 1999 was 229,385,996 shares.

Transitional Small Business Disclosure Format

                                 Yes [ ] No [X]

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.
                                                                        --------

Part I.   Financial Information

Item 1.   Consolidated Balance Sheets as of
             March 31, 1999 [Unaudited] and December 31, 1998 [Audited]..   3..4

          Consolidated Statements of Operations
             for the three months and nine months ended
             March 31, 1999 and 1998 [Unaudited] ........................      5

          Consolidated Statement of Stockholders'
             Equity for the three months ended
             March 31, 1999 [Unaudited]..................................      6

          Consolidated Statements of Cash Flows for
             the three months ended March 31, 1999 and
             1998 [Unaudited]............................................   7..8

          Notes to Consolidated Financial Statements.....................  9..11

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations .............. 12..16

Part II.  Other Information ............................................. 17..18

Signatures ..............................................................     19

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
========================================================================================
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1999] [UNAUDITED]
AND DECEMBER 31, 1998 [AUDITED]
========================================================================================

                                                      MARCH 31, 1999   DECEMBER 31, 1998
                                                      --------------   -----------------
CURRENT ASSETS:
   Cash                                                 $   44,650        $   40,978
   Accounts Receivable                                      60,076            14,309
   Inventories:
     Raw Materials                                         236,657           212,064
     Finished Goods                                        120,937           149,607
   Prepaid Expenses and Other Current Assets                83,446            85,046
                                                        ----------        ----------

   TOTAL CURRENT ASSETS                                    545,766           502,004

Equipment - Less Accumulated
   Depreciation of $676,988 and $645,593                   737,353           793,663
Leasehold Improvements - Less Accumulated
   Amortization of $382,886 and $365,966                   632,290           649,210
Loans Receivable - Related Party; Less Allowance for
   Doubtful Accounts of $118,418,                            4,009            11,732
Cash Surrender Value of Officers Life Insurance             43,544            43,544
Deposits                                                    20,497            18,867
                                                        ----------        ----------

TOTAL ASSETS                                            $1,983,459        $2,019,021
                                                        ==========        ==========

See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
================================================================================================================
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1999
[UNAUDITED]
================================================================================================================

                                                                            MARCH 31, 1999     DECEMBER 31, 1998
                                                                            --------------     -----------------
CURRENT LIABILITIES:
   Accounts Payable                                                          $    709,696         $    677,912
   Accrued Expenses                                                               295,298              358,194
   Loans Payable                                                                   15,000            1,143,399
   Other Current Liabilities and Minority Interest                                 64,152               44,397
   TOTAL CURRENT LIABILITIES                                                    1,084,146            2,223,902
                                                                             ------------         ------------

NOTES PAYABLE - RELATED PARTY                                                     472,300              298,300

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS DEFICIENCY:
   Class A Voting Preferred Stock, $.00001 Par Value, 2,500
     Shares Authorized; 2,500 Shares Issued and Outstanding                            --                   --

   Additional Paid-in Capital [Class A Voting Preferred]                            2,500                2,500

   Class B 8% Preferred Stock, $.00001 Par Value, 1,150 Shares
     Authorized; None Outstanding                                                      --                   --

   Class C Preferred Stock, $.00001 Par Value, 2,996,350
     Shares Authorized;                                                                --                   --
   Class C Series 4, Par Value $.00001, Voting Convertible
            100,000 Shares Authorized; 100,000 Issued and Outstanding                   1                   --

   Additional Paid-in Capital [Class A Voting Preferred]                          399,999                   --

   Common Stock, $.00001 Par Value, 247,000,000
     Shares Authorized; 229,385,996 Shares Issued and Outstanding                   2,293                1,405

   Additional Paid-in Capital                                                  30,364,436           29,559,262

   Deficit Accumulated During the Development Stage                           (30,342,216)         (30,066,348)
                                                                             ------------         ------------

TOTAL STOCKHOLDERS' EQUITY                                                        427,013             (503,181)
                                                                             ------------         ------------

                                                                             $  1,983,459         $  2,019,021
                                                                             ============         ============

See Accompanying Notes to Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
================================================================================================================
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
================================================================================================================
                                                                                               Cumulative Period
                                                                                               -----------------
                                                                                                 from March 15,
                                                                                                 --------------
                                                            Three months ended                   1990 [Date of
                                                            ------------------                   -------------
                                                                 March 31,                       Inception] to
                                                                 ---------                       -------------
                                                        1999                   1998              March 31, 1999
                                                        ----                   ----              --------------
REVENUES                                           $        8,890         $       44,075         $      786,542
EXPENSES:
       Research & Development                             119,240                412,737              8,432,409
       Rent                                                30,719                 34,027                652,634
       General & Administrative                          125, 212                288,110              7,243,135
       Writedown of Inventory                                  --                    -0-              1,020,000
       Writedown of Intangibles                                --                    -0-                517,000
                                                   --------------         --------------         --------------
    TOTAL EXPENSES                                        275,171                734,874             17,865,178
                                                   --------------         --------------         --------------
    (LOSS) FROM OPERATIONS                               (266,281)              (690,799)           (17,078,636)
Other Income - Net                                            -0-                     54                274,139
Interest Income                                                18                  6,749                  9,140
Interest (Expense) - Related Party                         (9,605)                   -0-             (8,621,486)
Interest (Expense)                                            -0-                 (4,224)            (4,925,373)
                                                   --------------         --------------         --------------
    (LOSS) BEFORE INCOME TAXES                           (275,868)              (688,220)           (30,342,216)

Income Taxes                                                   --                     --                     --
                                                   --------------         --------------         --------------
    NET (LOSS)                                     $     (275,868)        $     (688,220)        $  (30,342,216)
                                                   ==============         ==============         ==============
PREFERRED STOCK DIVIDENDS                          $           --         $           --         $      101,594
                                                   ==============         ==============         ==============
NET (LOSS) AVAILABLE TO COMMON STOCKHOLDERS        $     (275,868)        $     (688,220)        $  (30,443,810)
                                                   ==============         ==============         ==============
NET (LOSS) PER SHARE                               $       (0.001)        $       (0.001)
                                                   ==============         ==============
BASIC AND FULLY DILUTED
AVERAGE NUMBER OF SHARES OUTSTANDING                  229,385,996            119,879,839
                                                   ==============         ==============

See Accompanying Notes to Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
=================================================================================================================
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
=================================================================================================================

                                                     Class A             Additional            Class B
                                                Voting Preferred          Paid In           8% Preferred
                                                                          Capital
                                            --------------------------  ------------  --------------------------
                                                # of          Par                         # of          Par
                                               Shares        Value         Class A       Shares        Value
                                            ------------  ------------  ------------  ------------  ------------
Balance - December 31, 1998                        2,500            --  $      2,500  $         --  $         --

Private Placement-Common Stock
and conversion of debt at $.01 per Share              --            --            --            --            --
Private Placement-Common Stock
and conversion of debt at $.01 per Share              --            --            --            --            --
Private Placement-Series 3
Preferred Stock Class C  at $.01 per Share            --            --            --            --            --
Private Placement-Common Stock
at $.01 per Share                                     --            --            --            --            --
Private Placement-Common Stock
and conversion of debt at $.01 per Share              --            --            --            --            --
Private Placement-Common Stock
and conversion of debt at $.01 per Share              --            --            --            --            --
Private Placement-Common Stock
and conversion of debt at $.01 per Share              --            --            --            --            --
Private Placement-Common Stock
and conversion of debt at $.01 per Share              --            --            --            --            --

Net Loss for Year                                     --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------
Balance - March 31, 1999                    $      2,500  $          0  $      2,500  $          0  $          0
=================================================================================================================

                                             Additional            Class C                     Class C
                                              Paid In              Series 1                    Series 2
                                              Capital       Voting Conv. Preferred      Voting Conv. Preferred
                                            ------------  --------------------------  --------------------------
                                                              # of           Par          # of           Par
                                              Class B        Shares         Value        Shares         Value
                                            ------------  ------------  ------------  ------------  ------------
Balance - December 31, 1998                 $                       --                $

Private Placement-Common Stock
and conversion of debt at $.01 per Share              --            --            --            --            --
Private Placement-Common Stock
and conversion of debt at $.01 per Share              --            --            --            --            --
Private Placement-Series 3
Preferred Stock Class C  at $.01 per Share            --            --            --            --            --
Private Placement-Common Stock
at $.01 per Share                                     --            --            --            --            --
Private Placement-Common Stock
and conversion of debt at $.01 per Share              --            --            --            --            --
Private Placement-Common Stock
and conversion of debt at $.01 per Share              --            --            --            --            --
Private Placement-Common Stock
and conversion of debt at $.01 per Share              --            --            --            --            --
Private Placement-Common Stock
and conversion of debt at $.01 per Share              --            --            --            --            --

Net Loss for Year                                     --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------
Balance - March 31, 1999                    $          0  $          0  $          0  $          0  $          0
=================================================================================================================

                                                      Class C            Additional
                                                      Series 3            Paid In             Xechem Inc.
                                              Voting Conv. Preferred      Capital            Common Stock
                                            --------------------------  ------------  --------------------------
                                                # of           Par                        # of           Par
                                               Shares         Value       Class C        Shares         Value
                                            ------------  ------------  ------------  ------------  ------------

Balance - December 31, 1998
Private Placement-Common Stock
and conversion of debt at $.01 per Share              --            --            --            --            --
Private Placement-Common Stock
and conversion of debt at $.01 per Share              --            --            --            --            --
Private Placement-Series 3
Preferred Stock Class C  at $.01 per Share       100,000             1       399,999            --            --
Private Placement-Common Stock
at $.01 per Share                                     --            --            --            --            --
Private Placement-Common Stock
and conversion of debt at $.01 per Share              --            --            --            --            --
Private Placement-Common Stock
and conversion of debt at $.01 per Share              --            --            --            --            --
Private Placement-Common Stock
and conversion of debt at $.01 per Share              --            --            --            --            --
Private Placement-Common Stock
and conversion of debt at $.01 per Share              --            --            --            --

Net Loss for Year                                     --            --            --            --            --
-----------------------------------------------------------------------------------------------------------------
Balance - March 31, 1999                         100,000  $          1  $    399,999  $          0  $          0
=================================================================================================================

                                                                         Additional    (Deficit)
                                               Xechem International       Paid In     Accumulated
                                                   Common Stock           Capital      During the
                                            --------------------------  ------------  ------------
                                                # of           Par                    Development
                                               Shares         Value        Common        Stage
                                            ------------  ------------  ------------  ------------
Balance - December 31, 1998                  140,650,839  $      1,405  $ 29,480,468  ($30,066,348)
Private Placement-Common Stock
and conversion of debt at $.01 per Share      15,744,302  $        158  $    157,288            --
Private Placement-Common Stock
and conversion of debt at $.01 per Share       1,187,500  $         12  $     11,863            --
Private Placement-Series 3
Preferred Stock Class C  at $.01 per Share            --            --            --            --
Private Placement-Common Stock
at $.01 per Share                             44,554,495  $        446  $    445,099            --
Private Placement-Common Stock
and conversion of debt at $.01 per Share       1,029,400  $         10  $     10,283            --
Private Placement-Common Stock
and conversion of debt at $.01 per Share       9,551,300  $         96  $     95,417            --
Private Placement-Common Stock
and conversion of debt at $.01 per Share       3,848,160  $         38  $     35,946            --
Private Placement-Common Stock
and conversion of debt at $.01 per Share      12,820,000  $        128  $    128,072            --

Net Loss for Year                                     --            --            --  ($   275,868)
---------------------------------------------------------------------------------------------------
Balance - March 31, 1999                     229,385,996  $      2,293  $ 30,364,436  ($30,342,216)
===================================================================================================

XECHEM INTERNATIONAL, INC. ND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
========================================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
========================================================================================================

                                                                                             March 15,
                                                                                             ---------
                                                                                           1990 (Date of
                                                                                           -------------
                                                              Three months ended           Inception) to
                                                              ------------------           -------------
                                                                    March 31,                March 31,
                                                                    ---------                ---------
                                                            1 9 9 9          1 9 9 8          1 9 9 9
                                                            -------          -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                              $   (275,868)    $   (688,220)    $(30,342,216)
                                                         ------------     ------------     ------------
   Adjustments to Reconcile Net Loss to Net Cash
     Provided (Used) by Operating Activities:
     Depreciation                                              40,052           45,065          588,845
     Amortization                                              16,920               --          553,762
     (Gain)/Loss on Sale of Assets                                 --               --            5,609
     Interest and Compensation Expense
     in Connection with Issuance of Equity Securities              --               --       14,259,740
     Write Down of Inventories                                     --               --        1,020,000
     Write Down of Patents                                         --               --          517,000
     Loss on investment in related party                       17,121               --           51,621

   Changes in Operating Assets and Liabilities
     (Increase) Decrease in:
       Accounts Receivable                                    (45,767)         (69,144)         (60,076)
       Inventories                                              4,077          (43,363)      (1,372,914)
       Prepaid Expenses                                         5,085          (12,096)          (4,537)
       Other Current Assets                                    (6,685)        (211,081)          36,041
       Deposits                                                (1,630)           1,650          (20,497)
       Organizational Costs                                        --               --          (13,828)
       Other Assets                                             7,723               --            6,131

     Increase (Decrease) in:
       Accounts Payable                                        31,784           55,611          709,697
       Other Current Liabilities                               19,756          (12,939)          24,752
       Accrued Expenses                                       (62,896)          32,251          295,298
                                                         ------------     ------------     ------------

   NET CASH FLOWS FROM OPERATING
     ACTIVITIES                                              (250,328)        (901,726)     (13,745,572)
                                                         ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Patent Issuance Costs                                           --               --         (548,174)
   Purchases of Equipment and
     Leasehold Improvements                                        --           (6,888)      (1,951,369)
   Proceeds from Sale of Asset                                     --               --           28,700
   Investment in Related Party                                     --               --          (34,500)
   Increase in Cash Surrender Value of
     Officers Life Insurance                                       --               --          (43,544)
   Purchase of Marketable Securities                               --               --       (1,476,449)
   Proceeds from Sale of Marketable Securities                     --               --        1,476,449
                                                         ------------     ------------     ------------
   NET CASH FLOWS FROM INVESTING
     ACTIVITIES                                          $          0     $     (6,888)    $ (2,548,887)
                                                         ------------     ------------     ------------

See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
===================================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS
===================================================================================================

                                                                                        March 15,
                                                                                        ---------
                                                                                      1990 (Date of
                                                                                      -------------
                                                          Three months ended          Inception) to
                                                          ------------------          -------------
                                                                March 31,               March 31,
                                                                ---------               ---------
                                                         1 9 9 9         1 9 9 8         1 9 9 9
                                                         -------         -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Related Party Loans                  $    254,000    $         --    $  1,548,582
   Proceeds from Notes Payable - Others                         --              --         628,300
   Proceeds from Interim Loans                                  --         964,545       2,306,694
   Proceeds from Bridge Financing                               --              --         640,000
   Capital Contribution                                         --              --          95,000
   Payments on Interim Loans                                    --              --        (498,000)
   Payments on Notes Payable -Others                            --              --        (520,000)
   Payment on Stockholder Loans                                 --              --        (207,037)
   Proceeds from Issuance of
     Common Stock                                               --              --       8,094,343
   Proceeds from Issuance of Class C
     Series 1 Preferred Stock                                   --              --       2,109,347
   Proceeds from Issuance of Class C
     Series 2 Preferred Stock                                   --              --       2,131,630
   Proceeds from Exercise of Options                            --              --          10,250
                                                      ------------    ------------    ------------

   NET CASH FLOWS FROM  FINANCING ACTIVITIES               254,000         964,545      16,339,109
                                                      ------------    ------------    ------------

   NET CHANGE IN CASH                                        3,672          55,931          44,650

CASH, BEGINNING OF YEAR                                     40,978          50,826              --
                                                      ------------    ------------    ------------

CASH, END OF YEAR                                     $     44,650    $    106,757    $     44,650
                                                      ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
     Interest Paid - Related Party                    $      9,605    $         --    $    114,597
                                                      ============    ============    ============

     Interest Paid - Other                            $         --    $      6,089    $    161,818
                                                      ============    ============    ============

     Income Taxes Paid                                $         --    $         --    $         --
                                                      ============    ============    ============
NONCASH FINANCING ACTIVITIES

Net Assets of Xechem India Contributed to
   Capital and Minority Interest                      $               $         --    $    118,191
                                                      ============    ============    ============

See Accompanying Notes to Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
================================================================================
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In the first quarter of 1999, $441,860 of debt was converted to 44,180,662 shares of common stock. The Company also converted $400,000 of debt to 100,000 shares of Class C Series 4 voting Convertible Preferred Stock. The shares can be converted to Common Stock at a ratio of 400:1.

$5,038.00 of debt converted to 503,800 shares of common stock are still in transition. The Company had a Rights Offering under the Blech Purchase Agreement for 44,554,495 shares of common stock.

See Accompanying Notes to Consolidated Financial Statements.

[1] SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies and other matters of Xechem International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc. and XetaPharm, Inc. (collectively the "Company"), are set forth in the financial statements for and as of the year ended December 31, 1998 included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

[2] BASIS OF REPORTING

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring item) which are considered necessary for a fair presentation of the consolidated financial position of the Company at March 31, 1999 and the consolidated results of its operations for the three months ended March 31, 1999 and 1998 and for the cumulative period from March 15, 1990 (date of inception) to March 31, 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1998. The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for a full year.

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

[4] RELATED PARTIES

A) LOANS RECEIVABLE - RELATED PARTIES - In 1998 and 1997, the Company made loans totaling $60,000 and $90,000, respectively to Consumers Choice Systems, Inc. ("CCS"), a company engaged in the marketing and distribution of products in the over-the-counter pharmaceutical market.

In September 1998, the Company agreed to accept 46,000 shares of stock with an agreed upon value of $34,500 as partial repayment of the loan. However, a 100% valuation allowance was recorded due to the financial condition of CCS. Thus, the investment in CCS was reduced to zero. At December 31, 1998, CCS had an outstanding loan balance of $11,000 after a reserve of $44,000. In March 1999 CCS made a payment of $11,000.

B) LOANS PAYABLE, RELATED PARTIES -

i) As of March 31, 1999 Dr. Pandey has made numerous advances to the Company and was due $174,000. No interest has been recorded or paid. Dr. Pandey was also due prior year deferred salary of $51,425 and unpaid expenses of $11,000.

ii) An individual made two loans to the Company during 1996 aggregating to $115,000. Each of these loans were evidenced by 10% and 12% (at simple interest) promissory notes, due six months from the date of the loan. Each promissory note was subject to a six month extension, which the Company exercised. In September 1997, these two loans were extended for an additional one year evidenced by 12% (at simple interest) promissory notes. The accumulated interest of $13,300 was also converted into one year 12% promissory notes. In 1998, the individual made four additional loans to the Company aggregating $170,000. Each of these loans was evidenced by 10% and 12% (simple interest) promissory notes, due one year from the date of the loan. The individual has agreed to extend the term of the loans, which aggregate $298,300, to expire in September 2000 and simple interest will be at 12% per annum. Between January and March 1999 interest was paid on these loans amounting to $9,605.

iii. The Company leases its operating facilities under an operating lease that began in April 1991 and expires on September 30, 2000. In 1996, Dr. Pandey purchased a 25% beneficial ownership in the lessor as a limited partner in such entity, which may be deemed to be an affiliate of Dr. Pandey. The lease provides the Company with renewal options for three additional five year periods. Management has stated its intention to renew. Rent expense under the operating lease amounted to $30,719 and $34,027 for the three months ended March 31, 1999 and 1998, respectively. As of March 31, 1999, the Company is in arrears with respect to rental payments in the amount of $100,741. In addition, the future minimum payments under non-cancelable operating leases consisted of the following at March 31, 1999:

                    1999                $   87,852
                    2000                    87,853
                                        ----------
                                        $  175,705

[5] SUBSEQUENT EVENTS

During 1999, Xechem entered into negotiations with a Southeast Asian company to help promote, market and produce Xechem's products. As of October 15, 1999 Xechem Inc. has received $200,000 in consulting service fees from the Southeast Asian company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.1
          -------------------------------------
General
-------

     The Company is the holder of all of the capital stock of Xechem, Inc., a development stage biopharmaceutical company engaged in the research, development, and production of niche generic and proprietary drugs from natural sources. Xechem, Inc., was formed in March 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.) a publicly traded company. Xechem Laboratories (formed in 1993), XetaPharm, Inc. (formed in 1996) and Xechem (India) Pvt. Ltd. are subsidiaries of the Company. Xechem (Europe) an affiliate of Xechem, Inc., was closed in June 1999.

Results of Operations
---------------------

The Three Months Ended March 31, 1999 vs. The Three Months Ended March 31, 1998

     The following table sets forth certain statement of operations data of the Company for the cumulative period from inception (March 15, 1990) to March 31, 1999 and for each of the three months ended March 31, 1999 and March 31, 1998.

                                                   THREE MONTHS            CUMULATIVE
                                                       ENDED              INCEPTION TO
                                                     MARCH 31,              MARCH 31,
                                             -------------------------     ----------
                                                1999           1998           1999
                                             ----------     ----------     ----------

                                                          (in thousands)

Revenue                                      $      8.9     $     44.1     $    786.5
Research and Development Expense             $    119.2     $    412.7     $  8,432.4
Rent, general and administrative expenses    $    155.9     $    322.1     $  7,895.8
Writedown of Inventory and intangibles       $       --     $       --     $  1,537.0
(Loss) from operations                       $   (266.2)    $   (690.7)    $(17,078.7)

------------------
     1 Some of the statements included in Item 2, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to the forward looking statements that may be made to reflect any future events or circumstances.

Revenue
-------

     The $35,200 decrease in sales from three months ended March 31, 1998 to the three months ended March 31, 1999 was due to the Company's inactivity and operating with a skeleton staff and limited sales and marketing efforts. All revenues from the first quarter of 1999 were from product sales by the Company's subsidiary XetaPharm, Inc.. The revenue is net of cost of goods sold.

Research and Development
------------------------

     The Company's research and development expenditures were made in conjunction with the development of compounds to make niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures decreased by $293,500 to $119,200, or 71.1%, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

     Research and development costs decreased due to lack of funding and limited operations. Costs consisted mainly of fixed expenditures. These lower costs will continue until additional financing becomes available.

     Expenditures for research and development may increase during 1999 if the Company is able to finalize its pending application with the State of New Jersey for a credit based upon net operating losses, obtain additional financing and increase nutraceutical sales. The Company believes that increased research and development expenditures could significantly hasten the development of new products as well as the marketability of paclitaxel and its second generation analogs.

     The Company has received and anticipates additional financing from an Asian investor. See Subsequent Events.

Rent, General and Administrative
--------------------------------

     Rent, general and administrative expenses decreased $166,200 or 51.6% for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

     Rent expenses remained constant for the three month period comparing 1999 to 1998 while all other areas decreased significantly due to reduced operations until additional funding becomes available.

     Legal and accounting expenses totaled $1,100 for the three months ended March 31, 1999.

     The Company anticipates that, provided adequate funding is available to the Company, general and administrative expenses will increase as a result of the expansion of its operations and marketing efforts. The Company's planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. The exact number and nature of persons hired, and the Company's expenses for such persons, will depend on many factors, including the capabilities of those persons who seek employment with the Company and the availability of additional funding to finance these efforts.

Liquidity and Capital Resources; Plan of Operations
---------------------------------------------------

     On March 31, 1999, the Company had cash and cash equivalents of $44,650, negative working capital of $538,381 and stockholder's equity of $427,012.

     As a result of its net losses to March 31, 1999 and accumulated deficit since inception, the Company's accountants, in their report on the Company's financial statements for the year ended December 31, 1998, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company's research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of the Company's proposed products cannot be estimated with precision. The Company expects research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

     In May 1995 the Company filed a Drug Master File ("DMF") with the Food and Drug Administration ("FDA") for the Company's facilities. The Company has completed its technology validation and filed a DMF for bulk paclitaxel manufacturing in June 1997; however, the Company's facilities have yet to be inspected by the FDA for current Good Manufacturing Practices ("cGMP"). The Company has sufficient raw materials to produce commercial bulk paclitaxel that has a market value of approximately $2,000,000 at current prices, however the book value was written down to $0.00 in 1997, and anticipates, but can provide no assurances, that it will commence sales of paclitaxel in the international market in 2000. Prior to commencing such sales, the Company must file for and obtain approvals from appropriate regulatory agencies in foreign jurisdictions. Additionally, to the extent the Company elects to manufacture bulk paclitaxel domestically and ship it overseas for packaging, the Company's facilities must be approved for cGMP and the product must either be approved for an investigational new drug exemption (not currently so approved), or deemed in compliance with the laws of 24 industrialized "tier one" countries (not yet so approved). Alternatively, the Company can produce the product entirely overseas; however, it most likely would subcontract production to others from raw material or partially processed raw material provided by the Company, and might also enter into joint venture or other marketing arrangements for sale of the product overseas. There can be no such assurance that necessary approvals will not be delayed or subject to conditions or that the Company will be able to meet such conditions. In addition, the Company has no experience in marketing pharmaceutical products for human consumption and there can be no assurance that the Company will be able to successfully market its paclitaxel product in bulk, or indirectly through others, or be able to obtain satisfactory packaging of the product in single dosage vials from an independent manufacturer.

     The Company has "Strategic Alliance Agreements" with two European companies, and is negotiating with several other companies outside of the United States to license production, market and sell bulk and injectable paclitaxel. These companies will be responsible for the registration of injectable paclitaxel in their respective countries. Xechem will also grant a license to these companies to manufacture and sell Xechem's patented new paclitaxel analogs as well as a new paclitaxel formulation without Cremophor(TM) or ethanol. In return, Xechem will be cross-licensed by these companies to produce, market and sell certain key pharmaceutical products in the United States and India. Xechem will be responsible for the registration of these products with the FDA. The Company estimates that the aggregate market for these products currently exceeds $1,000,000,000.

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

     On November 18, 1996, the Company entered into a Stock Purchase Agreement (the "Blech Purchase Agreement") with David Blech or his designees ("Blech") providing for the sale of up to 55,000 shares of Class C Series 2 Voting Cumulative Preferred Stock (the "Series 2 Preferred Shares") for a purchase price of $100 per share ($5,500,000 in the aggregate), or the underlying shares of Common Stock. To date, cash payments of $5,500,000 have been made under the Blech Purchase Agreement and 110,000,000 shares of Common Stock have been issued thereunder.

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

Year 2000
---------

     The Company has  reviewed its  critical  information  systems for Year 2000
(Y2K) compliance and has upgraded its main software to be year 2000 compliant. As a result of the review and action plan, the Company anticipates no major problems for the year 2000.

     As part of our review and action plan:

     1.   A complete test of the computer system for compliance is planned.

     2.   Purchases   are  low  and  are   primarily   from   nationally   known
          Pharmaceutical suppliers which must be Y2K compliant by FDA standards. Therefore it was deemed unnecessary to verify their compliance.

     3.   All  our  major   software   has  been   purchased   from  well  known
          manufacturers and certified Y2K compliant, i.e. Microsoft Windows 95 & 98 and Peachtree Accounting Software.

     4. The Company has demonstrated minimal risks from our computer systems if at any point they are shown not to be Y2K compliant. The computer system is not necessary for pharmaceutical operations to continue on a daily basis.

PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Patents

The Company's success depends in part on its ability to obtain patent protection for its proprietary products and to preserve its trade secrets. The Company obtained one U.S. patent in 1997, five US patents in 1998 and one in 1999. The Company has submitted several additional patent applications in the United States and internationally. Any present or future patents may not prevent others from developing competitive products.

U.S. PATENT                                                             DATE OF
  NUMBER            TITLE OF PATENT                                      ISSUE
--------------------------------------------------------------------------------
#5,654,448          "Isolation and Purification of Paclitaxel from
                    Organic Matter containing Paclitaxel,
                    Cephalomannine and Other Related Taxanes"             1997
--------------------------------------------------------------------------------
# 5,817,510         "Device and Method for Evaluating Microorganisms"     1998
--------------------------------------------------------------------------------
#5,840,748          "Dihalocephalomannine and Methods of Use Therefor"    1998
--------------------------------------------------------------------------------
# 5,854,278         "Preparation of Chlorinated Paclitaxel Analogues
                    and Their Use Thereof as Antitumor Agents"            1998
--------------------------------------------------------------------------------
# 5,807,888         "Preparation of Brominated Paclitaxel Analogues
                    and Their Use as Effective Antitumor Agents"          1998
--------------------------------------------------------------------------------
# 5,840,930         "Method for Production of 2",3" Dihalocephalomannine" 1998
--------------------------------------------------------------------------------
# Des. 411,308      "Covered, Multi-Well Assay Plate"                     1999
--------------------------------------------------------------------------------

     The Company's licensing agreement with the MD Anderson Cancer Center requires the Company to expend significant sums to maintain its exclusivity under such agreement, as well as to prosecute infringers at its cost and expense. There can be no assurance that the Company will have the sufficient funds to continue its rights under this agreement or to commercialize the licensed technology.

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

     XECHEM INTERNATIONAL, INC.


     Date: November 19, 1999


                                        /s/ Ramesh C. Pandey
                                        ---------------------------
                                        Ramesh C. Pandey, Ph.D.
                                        President/Chief Executive Officer/
                                        Chief Accounting Officer