Form 10QSB
period 1999-06-30
XECHEM INTERNATIONAL INC
filed 1999-11-24
CIK 919611

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1999
                               -------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

For Quarter Ended ___________________         Commission File Number     0-23788
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

                             Yes [ ]      No [X]

Number of shares outstanding of the issuer's common stock, as of June 30, 1999 was 229,385,996 shares.

Transitional Small Business Disclosure Format

                             Yes [ ]      No [X]

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.
                                                                        --------

Part I.   Financial Information

Item 1.   Consolidated Balance Sheet as of
             June 30, 1999 [Unaudited]...................................   3..4

          Consolidated Statements of Operations
             for the three months and six months ended
             June 30, 1999 and 1998 [Unaudited] .........................      5

          Consolidated Statement of Stockholders'
             Equity for the six months ended
             June 30, 1999 [Unaudited]...................................      6

          Consolidated Statements of Cash Flows for
             the six months ended June 30, 1999 and
             1998 [Unaudited]............................................   7..8

          Notes to Consolidated Financial Statements.....................  9..12

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations  ............. 13..17

Part II.  Other Information ............................................. 18..19

Signatures...............................................................     20

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
================================================================================
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1999] [UNAUDITED]
AND DECEMBER 31, 1998 [AUDITED]
================================================================================

                                                      JUNE 30, 1999   DECEMBER 31, 1998
                                                      -------------   -----------------
CURRENT ASSETS:
   Cash                                               $      34,709     $      40,978
   Accounts Receivable                                       63,313
    14,309
   Inventories:
      Raw Materials                                         236,657           212,064
      Finished Goods                                        118,717           149,607
   Prepaid Expenses and Other Current Assets                 68,759            85,046
                                                      -------------       -----------

   TOTAL CURRENT ASSETS                                     522,245           502,004

Equipment - Less Accumulated
   Depreciation of $717,327 and $645,593                    697,300           793,663
Leasehold Improvements - Less Accumulated
   Amortization of $399,806 and $365,966                    615,371           649,210
Loans Receivable - Related Party; Less Allowance for
   Doubtful Accounts of $118,418,                             4,009            11,732
Cash Surrender Value of Officers Life Insurance              43,544            43,544
Deposits                                                     20,497            18,867
                                                      -------------       -----------

TOTAL ASSETS                                          $   1,902,965     $   2,019,021
                                                      ===============================

See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
================================================================================
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1999
[UNAUDITED]
================================================================================

                                                                    JUNE 30, 1999   DECEMBER 31, 1998
                                                                    -------------   -----------------
CURRENT LIABILITIES:
   Accounts Payable                                                 $      720,413    $     677,912
   Accrued Expenses                                                        275,641          358,194
   Loans Payable                                                            15,000        1,143,399
   Other Current Liabilities and Minority Interest                          64,151           44,397
                                                                    --------------    -------------
   TOTAL CURRENT LIABILITIES                                             1,075,205        2,223,902

NOTES PAYABLE - RELATED PARTY                                              610,300          298,300

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS DEFICIENCY:
   Class A Voting Preferred Stock, $.00001 Par Value, 2,500
      Shares Authorized; 2,500 Shares Issued and Outstanding                    --               --

   Additional Paid-in Capital [Class A Voting Preferred]                     2,500            2,500

   Class B 8% Preferred Stock, $.00001 Par Value, 1,150 Shares
      Authorized; None Outstanding                                              --               --

   Class C Preferred Stock, $.00001 Par Value, 2,996,350
      Shares Authorized;
   Class C Series 4, Par Value $.00001, Voting Convertible
      100,000 Shares Authorized; 100,000 Issued and Outstanding1                --

   Additional Paid-in Capital [Class A Voting Preferred]                   399,999               --

   Common Stock, $.00001 Par Value, 247,000,000
      Shares Authorized; 229,385,996 Shares Issued and Outstanding           2,293            1,405

   Additional Paid-in Capital                                           30,364,436       29,559,262

   Deficit Accumulated During the Development Stage                    (30,551,769)     (30,066,348)
                                                                    ---------------     ------------

TOTAL STOCKHOLDERS' EQUITY                                                 217,460         (503,181)
                                                                    --------------         ---------

                                                                    $    1,902,965    $   2,019,021
                                                                    ==============    =============

See Accompanying Notes to Consolidated Financial Statements

                                                      Three months ended               Six months ended       Cumulative Period from
                                                      ------------------               ----------------       ----------------------
                                                            June 30,                        June 30,           March 15, 1990 [Date
                                                            --------                        --------           --------------------
                                                                                                               of Inception] to June
                                                                                                               ---------------------
                                                     1999             1998            1999             1998          30, 1999
                                                     ----             ----            ----             ----          --------
REVENUES                                       $     37,968     $     18,037    $     46,858      $    62,112     $    824,510
                                               -------------    -------------   -------------     ------------     ------------
EXPENSES:
   Research & Development                           112,014          300,853         231,255          713,590        8,544,424
   Rent                                              43,334               --          74,053               --          695,968
   Rent - Related Party                                  --           32,798              --           66,825               --
   General & Administrative                          83,989          173,848         209,202          461,958        7,327,125
   Writedown of Inventory                                --               --              --               --        1,020,000
   Writedown of Intangibles                              --               --              --                           517,000
                                               -------------    -------------   -------------     ------------     ------------
                                                         --               --                               --
   TOTAL EXPENSES                                   239,337          507,499         514,510        1,242,373       18,104,516
                                               -------------    -------------   -------------     ------------     ------------
   (LOSS) FROM OPERATIONS                          (201,369)        (489,462)       (467,652)      (1,180,261)     (17,280,006)
Other Income                                             --            9,336              --           16,139          274,139
Interest Income                                          25                               43                             9,165
Interest (Expense) - Related Party                   (8,209)              --         (17,812)              --       (8,629,694)
Interest (Expense)                                       --           (5,179)             --           (9,403)      (4,925,373)
                                               -------------    -------------   -------------     ------------     ------------
   (LOSS) BEFORE INCOME TAXES                      (209,553)        (485,305)       (485,421)      (1,173,525)     (30,551,769)
Income Taxes                                             --               --              --               --               --
                                               -------------    -------------   -------------     ------------     ------------
                                                         --               --                               --               --
   NET (LOSS)                                 $    (209,553)    $   (485,305)   $   (485,421)   $  (1,173,525)   $ (30,551,769)
                                             ===============   ==============  ==============  ===============  ===============
PREFERRED STOCK DIVIDENDS                     $          --     $         --    $         --    $          --    $     101,594
                                             ===============   ==============  ==============  ===============  ===============
NET (LOSS) AVAILABLE TO COMMON STOCKHOLDERS   $    (209,553)    $   (485,305)   $   (485,421)   $  (1,173,525)   $ (30,653,363)
                                             ===============   ==============  ==============  ===============  ===============
NET (LOSS) PER SHARE                          $       (.001)    $     (0.004)   $      (.002)          (0.009)
                                             ===============   ==============  ==============  ===============  ===============
AVERAGE NUMBER OF SHARES OUTSTANDING            229,385,996      133,984,172     229,385,996      126,927,505
                                             ===============   ==============  ==============  ===============  ===============

See Accompanying Notes to Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                              Class A       Additional    Class B    Additional   Class C         Class C
                          Voting Preferred   Paid in   8% Preferred   Paid in     Series 1        Series 2
                                             Capital                  Capital     8% Conv.        Voting Conv.
                                                                                  Preferred       Preferred
---------------------------------------------------------------------------------------------------------------
                           # of     Par                 # of   Par              # of     Par    # of     Par
                          Shares   Value     Class A   Shares Value   Class B   Shares   Value  Shares   Value
---------------------------------------------------------------------------------------------------------------
                                                                                                               >
Balance - December 31,     2,500      --      $2,500                  $             --           $
1998
                                      --
Private Placement-Common      --      --          --      --     --       --        --      --      --      --
Stock and conversion of
debt at $.01 per Share
Private Placement-Common      --      --          --      --     --       --        --      --      --      --
Stock and conversion of
debt at $.01 per Share
Private Placement-Series      --      --          --      --     --       --        --      --      --      --
3 Preferred Stock Class
C  at $.01 per Share
Private Placement-Common      --      --          --      --     --       --        --      --      --      --
Stock  at $.01 per Share
Private Placement-Common      --      --          --      --     --       --        --      --      --      --
Stock and conversion of
debt at $.01 per Share
Private Placement-Common      --      --          --      --     --       --        --      --      --      --
Stock and conversion of
debt at $.01 per Share
Private Placement-Common      --      --          --      --     --       --        --      --      --      --
Stock and conversion of
debt at $.01 per Share
Private Placement-Common      --      --          --      --     --       --        --      --      --      --
Stock and conversion of
debt at $.01 per Share

Net Loss for Year             --      --          --      --     --       --        --      --      --      --

                          =====================================================================================
Balance - June 30, 1999   $2,500  $    0      $2,500  $    0 $    0   $    0    $    0  $    0  $    0  $    0

                          =====================================================================================

                                Class C      AdditionalXechem, Inc.        Xechem        Additiona     (Deficit)
                                Series 3                                International
                            Voting Conv.     Paid in   Common Stock     Common Stock      Paid in     Accumulated
                            Preferred         Capital                                     Capital     During the
------------------------------------------------------------------------------------------------------------------
                            # of     Par              # of    Par     # of      Par                   Development
                            Shares   Value   Class C  Shares  Value   Shares    Value     Common        Stage
------------------------------------------------------------------------------------------------------------------
Balance - December 31,                                             140,650,839 $1,405  $29,480,468   ($30,066,348)
1998

Private Placement-Common        --      --       --      --     --  15,744,302 $  158  $   157,288             --
Stock and conversion of
debt at $.01 per Share
Private Placement-Common        --      --       --      --     --   1,187,500 $   12  $    11,863             --
Stock and conversion of
debt at $.01 per Share
Private Placement-Series   100,000       1  399,999      --     --          --     --           --             --
3 Preferred Stock Class
C  at $.01 per Share
Private Placement-Common        --      --       --      --     --  44,554,495 $  446  $   445,099             --
Stock  at $.01 per Share
Private Placement-Common        --      --       --      --     --   1,029,400 $   10  $    10,283             --
Stock and conversion of
debt at $.01 per Share
Private Placement-Common        --      --       --      --     --   9,551,300 $   96  $    95,417             --
Stock and conversion of
debt at $.01 per Share
Private Placement-Common        --      --       --      --     --   3,848,160 $   38  $    35,946             --
Stock and conversion of
debt at $.01 per Share
Private Placement-Common               --       --       --     --  12,820,000 $  128  $    28,072             --
Stock and conversion of
debt at $.01 per Share

Net Loss for Year               --      --       --      --     --          --     --           --      ($485,421)

                           =======================================================================================
Balance - June 30, 1999    100,000  $    1 $399,999  $    0 $    0 229,385,996 $2,293  $30,364,436   ($30,551,769)

                           ==========================================================================--===========

                                                                                                    March 15,
                                                                                                    ---------
                                                                                                  1990 (Date of
                                                                                                  -------------
                                                                     Six months ended             Inception) to
                                                                     ----------------             -------------
                                                                         June 30,                   June 30,
                                                                         --------                   --------
                                                                1 9 9 9           1 9 9 8            1 9 9 9
                                                                -------           -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                 $     (485,421)  $   (1,173,525)    $  (30,551,769)
                                                            ---------------  ---------------    ---------------
   Adjustments to Reconcile Net Loss to Net Cash
      Provided (Used) by Operating Activities:
      Depreciation                                                  80,105           86,401            628,898
      Amortization                                                  33,840               --            570,682
      (Gain)/Loss on Sale of Assets                                     --               --              5,609
      Interest and Compensation Expense
      in Connection with Issuance of Equity Securities                  --               --         14,259,740
      Write Down of Inventories                                         --               --          1,020,000
      Write Down of Patents                                             --               --            517,000
      Loss on investment in related party                           13,920               --             48,420

   Changes in Operating Assets and Liabilities
      (Increase) Decrease in:
        Accounts Receivable                                        (49,004)         (22,274)           (63,313)
        Inventories                                                  6,297         (148,504)        (1,370,694)
        Prepaid Expenses                                            14,331          (37,915)             4,709
        Other Current Assets                                         1,956         (218,981)            44,682
        Deposits                                                    (1,630)           1,650            (20,497)
        Organizational Costs                                            --               --            (13,828)
        Other Assets                                                 7,723               --              6,131

      Increase (Decrease) in:
        Accounts Payable                                            42,501           36,958            720,414
        Other Current Liabilities                                   19,756           19,858             24,752
        Accrued Expenses                                           (82,553)          88,730            275,641
                                                            ---------------  ---------------     --------------
   NET CASH FLOWS FROM OPERATING
      ACTIVITIES                                                  (398,179)      (1,367,602)       (13,893,423)
                                                            ---------------  ---------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Patent Issuance Costs                                                --               --           (548,174)
   Purchases of Equipment and
      Leasehold Improvements                                            --           (3,984)        (1,951,369)
   Proceeds from Sale of Asset                                          --               --             28,700
   Investment in Related Party                                          --               --            (34,500)
   Increase in Cash Surrender Value of
      Officers Life Insurance                                           --               --            (43,544)
   Purchase of Marketable Securities                                    --               --         (1,476,449)
   Proceeds from Sale of Marketable Securities                          --               --          1,476,449
                                                            ---------------   --------------     --------------

   NET CASH FLOWS FROM INVESTING
      ACTIVITIES                                            $            0   $       (6,888)    $   (2,548,887)
                                                             --------------  ---------------     --------------

See Accompanying Notes to Consolidated Financial Statements.

                                                                                           March 15,
                                                                                           ---------
                                                                                        1990 (Date of
                                                                                        -------------
                                                           Six months  ended            Inception) to
                                                           ----------  -----            -------------
                                                                June 30,                   June 30,
                                                                --------                   --------
                                                          1999            1998               1999
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Related Party Loans                $      392,000   $          --     $    1,686,582
   Proceeds from Notes Payable - Others                         --              --            628,300
   Proceeds from Interim Loans                                  --         685,545          2,306,694
   Proceeds from Bridge Financing                               --              --            640,000
   Capital Contribution                                         --              --             95,000
   Payments on Interim Loans                                    --              --           (498,000)
   Payments on Notes Payable -Others                            --              --           (520,000)
   Payment on Stockholder Loans                                 --              --           (207,037)
   Proceeds from Issuance of
      Common Stock                                              --         719,000          8,094,343
   Proceeds from Issuance of Class C
      Series 1 Preferred Stock                                  --              --          2,109,347
   Proceeds from Issuance of Class C
      Series 2 Preferred Stock                                  --              --          2,131,630
   Proceeds from Exercise of Options                            --              --             10,250
                                                    --------------   -------------     --------------

   NET CASH FLOWS FROM FINANCING ACTIVITIES                392,000       1,404,545         16,477,109
                                                    --------------   -------------     --------------

   NET CHANGE IN CASH                                       (6,179)         32,959             34,799

CASH, BEGINNING OF YEAR                                     40,978          50,826                 --
                                                    --------------   -------------     --------------

CASH, END OF YEAR                                   $       34,799   $      83,785     $       34,799
                                                    ==============   =============     ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
      Interest Paid - Related Party                 $        9,605   $          --     $      114,597
                                                    ==============   =============     ==============

      Interest Paid - Other                         $           --   $       6,089     $      161,818
                                                    ==============   =============     ==============

      Income Taxes Paid                             $           --   $          --     $           --
                                                    ==============   =============     ==============

NONCASH FINANCING ACTIVITIES

Net Assets of Xechem India Contributed to
   Capital and Minority Interest                    $                $          --     $      118,191
                                                    ==============   =============     ==============

See Accompanying Notes to Consolidated Financial Statements.

Following is imported from 1Q1999
XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]

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

See Accompanying Notes to Consolidated Financial Statements

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

[2] BASIS OF REPORTING
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring item) which are considered necessary for a fair presentation of the consolidated financial position of the Company at June 30, 1999 and the consolidated results of its operations for the six months ended June 30, 1999 and 1998 and for the cumulative period from March 15, 1990 (date of inception) to June 30, 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1998. The results of operations for the six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for a full year.

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

[4] RELATED PARTIES

A) LOANS PAYABLE, RELATED PARTIES -

i) As of June 30, 1999 Dr. Pandey has made numerous advances to the Company which amounts to $312,000 and is due to Dr. Pandey. No interest has been recorded or paid. Dr. Pandey was also due prior year deferred salary of $51,425 and unpaid expenses of $27,000.

ii) An individual made two loans to the Company during 1996 aggregating to $115,000. Each of these loans were evidenced by 10% and 12% (at simple interest) promissory notes, due six months from the date of the loan. Each promissory note was subject to a six month extension, which the Company exercised. In September 1997, these two loans were extended for an additional one year evidenced by 12% (at simple interest) promissory notes. The accumulated interest of $13,300 was also converted into one year 12% promissory notes. In 1998, the individual made four additional loans to the Company aggregating $170,000. Each of these loans was evidenced by 10% and 12% (simple interest) promissory notes, due one year from the date of the loan. The individual has agreed to extend the term of the loans , which aggregate $298,300, to expire in September 2000 and simple interest will be at 12% per annum. Between January and June 1999 interest was paid on these loans amounting to $17,814.

iii. The Company leases its operating facilities under an operating lease that began in April 1991 and expires on September 30, 2000. In 1996, Dr. Pandey purchased a 25% beneficial ownership in the lessor as a limited partner in such entity, which may be deemed to be an affiliate of Dr. Pandey. The lease provides the Company with renewal options for three additional five year periods. Management has stated its intention to renew. Rent expense under the operating lease amounted to $72,796 and $66,825 for the six months ended June 30, 1999 and 1998, respectively. As of June 30, 1999, the Company is in arrears with respect to rental payments in the amount of $122,679. In addition, the future minimum payments under non-cancelable operating leases consisted of the following at June 30, 1999:

            1999                 $   58,568
            2000                     87,853
                                -----------
                                 $  146,421

[5] SUBSEQUENT EVENTS

During 1999, Xechem entered into negotiations with a Southeast Asian company to help promote, market and produce Xechem's products. As of October 15, 1999 the company has paid $200,000 as a consulting fee for the services of the Company.

In October the Company is planning on issuing 49,388,959 shares of common stock as an award to certain key employees. This will result in a change in percentage of ownership as set forth in the following schedule:

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock and total voting stock (including the Class A and Class C Preferred Stocks) as of November 1, 1999 by: (i) each stockholder known by Xechem to beneficially own in excess of 5% of the outstanding shares of Common Stock or Class A Preferred Stock; (ii) each director or nominee for director; and (iii) all directors and executive officers as a group. All of the outstanding Class A Preferred Stock is owned by Ramesh C. Pandey. Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and investment power with respect to the shares beneficially owned by such persons.

------------------------------------------------------------------------------------------------------------------------
                                                            Class A Preferred        Class C Preferred
                                      Common Stock                Stock                    Stock
------------------------------------------------------------------------------------------------------------------------
                                 Number of   Percent     Number of     Percent    Number of     Percent      Percent of
Name and Address                   Shares    of Class     Shares      of Class      Shares     of Class     Voting Stock
                                                                                                              (1)(12)
------------------------------------------------------------------------------------------------------------------------
The Edward A. Blech Trust (2)    72,300,000    25.6%           0          -              0          -          22.3%
                                        (4)
------------------------------------------------------------------------------------------------------------------------
David Blech (5)                  92,089,498    32.6%           0          -              0          -          28.4%
                                     (4)(6)
------------------------------------------------------------------------------------------------------------------------
Michael G. Jesselson (7)         15,000,000     5.3%           0          -              0          -           4.6%
                                     (8)(9)
------------------------------------------------------------------------------------------------------------------------
EER Systems (10)                 20,000,000     7.1%           0          -        100,000       100%          18.5%
                                                                                      (12)
------------------------------------------------------------------------------------------------------------------------
Stephen Burg (12)                   500,000      .2%           0          -              0          -           .2%
------------------------------------------------------------------------------------------------------------------------
Dr. Ramesh C. Pandey (13)        64,423,863    22.8%       2,500       100%              0          -          20.1%
                                       (14)                   (1)
------------------------------------------------------------------------------------------------------------------------
All directors and executive      64,923,863    23.0%       2,500       100%              0          -          20.1%
officers as a group (2 persons)        (14)                   (1)
------------------------------------------------------------------------------------------------------------------------

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

(4) The owner of these shares has granted to Dr. Pandey irrevocable proxy to vote these shares.

(5)  The address of Mr. Blech is 225 Lafayette Street, New York, New York 10012.

(6)  Includes shares owned by the Trust and shares owned by Mr. Blech's spouse.

(7) The address of each of The Michael G. Jesselson 12/18/80 Trust, the Benjamin J. Jesselson 12/18/80 Trust, the Jesselson Grandchildren 12/18/80 Trust and Michael G. Jesselson is 1301 Avenue of the Americas, Suite 4101, New York, N. Y. 10019.

(8)  As reported in a Form 3.

(9) Includes shares owned by the Michael G. Jesselson 12/18/80 Trust, the Benjamin J. Jesselson 12/18/80 Trust and the Jesselson Grandchildren 12/18/80 Trust .

(10) As reported in a Schedule 13D and whose address is 10289 Aerospace Road, Seabrook, MD 20706

(11) Gives effect to the voting rights of 100,000 shares of Class C Voting Preferred Stock, all of which are owned by EER Systems and which entitle them to cast 400 votes per share on all matters as to which shareholders are entitled to vote.

(12) The address of Stephen Burg is 3257 Winged Foot Drive, Fairfield, CA 94533

(13) The address of Dr. Pandey is c/o Xechem International, Inc., 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901.

(14) Does not include 707,000 shares subject to the Pandey Options, which presently are not exercisable, and will not be exercisable, within 60 days from June 9, 1999.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS.1
                     --------------------------------------

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

Results of Operations
---------------------

The Six Months Ended June 30, 1999 vs. The Six Months Ended June 30, 1998

     The following table sets forth certain statement of operations data of the Company for the cumulative period from inception (March 15, 1990) to June 30, 1999 and for each of the six months ended June 30, 1999 and June 30, 1998.

                                                  SIX                CUMULATIVE
                                              MONTHS ENDED          INCEPTION TO
                                                JUNE 30,              JUNE 30,

                                           1999         1998            1999
                                              (in thousands)
Revenue                                    46.8      $     62.1      $    824.5
Research and Development Expense          231.2      $    713.6      $  8,544.4
Rent                                       74.0      $     66.8      $    696.0
General and Administrative                209.2      $    462.0      $  7,327.1
Writedown of Inventory and Intangibles               $       --      $  1,537.0
(Loss) from operations                   (467.6)     $ (1,180.3)     $(17,280.0)

--------
           1 Some of the statements included in Item 2, Management Discussion and Analysis, may be considered to be Aforward looking statements "since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates","believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to the forward looking statements that may be made to reflect any future events or circumstances.

Revenue
-------

     The $15,300 decrease in sales from six months ended June 30, 1998 to the six months ended June 30, 1999 was due to the Company's inactivity and operating with a skeleton staff and limited sales and marketing efforts. All revenues from 1999 consisted of the following $13,600 was from product sales by the Company's subsidiary XetaPharm, Inc., $2,000 was from sales of Paclitaxel for testing and $31,200 was for services with a reserve of $15,000. The revenue is net of cost of goods sold.

Research and Development
------------------------

     The Company's research and development expenditures were made in conjuction with the development of niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures decreased by $482,400 to $231,200, or 67.6%, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

     Research and development costs decreased due to lack of funding and limited operations. Costs consisted mainly of fixed expenditures. These lower costs will contiue until additional financing becomes available.

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

Rent, General and Administrative
--------------------------------

     Rent, general and administrative expenses decreased $475,108 or 60.9% for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

     Rent expenses remained constant for the six month period comparing 1999 to 1998 while all other areas decreased significantly due to reduced operations until additional funding becomes available.

     The Company's planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. The exact number and nature of persons hired, and the Company's expenses for such persons, will depend on many factors, including the capabilities of those persons who seek employment with the Company and the availability of additional funding to finance these efforts. The Company anticipates that general and administrative expenses will increase as a result of expansion of its operations and marketing efforts.

Liquidity and Capital Resources; Plan of Operations
---------------------------------------------------

     On June 30, 1999, the Company had cash and cash equivalents of $34,799, negative working capital of $552,961 and stockholder's equity of $217,459.

     As a result of its net losses to June 30, 1999 and accumulated deficit since inception, the Company's accountants, in their report on the Company's financial statements for the year ended December 31, 1998, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company's research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of the Company's proposed products cannot be estimated with precision. The Company expects research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

     In May 1995 the Company filed a Drug Master File ("DMF") with the Food and Drug Administration ("FDA") for the Company's facilities. The Company has completed its technology validation and filed a DMF for bulk paclitaxel manufacturing in June 1997; however, the Company's facilities have yet to be inspected by the FDA for current Good Manufacturing Practices ("cGMP"). The Company has sufficient raw materials to produce commercial bulk paclitaxel that has a market value of approximately $2,000,000 at current prices; however the book value was written down to $0.00 in 1997, the Company anticipates, but can provide no assurances, that it will commence sales of paclitaxel in the international market in 2000. Prior to commencing such sales, the Company must file for and obtain approvals from appropriate regulatory agencies in foreign jurisdictions. Additionally, to the extent the Company elects to manufacture bulk paclitaxel domestically and ship it overseas for packaging, the Company's facilities must be approved for cGMP and the product must either be approved for an Investigational New Drug (IND) exemption (not currently so approved), or deemed in compliance with the laws of 24 industrialized "tier one" countries (not yet so approved). Alternatively, the Company can produce the product entirely overseas; however, it most likely would subcontract production to others from raw material or partially processed raw material provided by the Company, and might also enter into joint venture or other marketing arrangements for sale of the product overseas. There can be no such assurance that necessary approvals will not be delayed or subject to conditions or that the Company will be able to meet such conditions. In addition, the Company has no experience in marketing pharmaceutical products for human consumption and there can be no assurance that the Company will be able to successfully market its paclitaxel product in bulk, or indirectly through others, or be able to obtain satisfactory packaging of the product in single dosage vials from an independent manufacturer.

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

     On November 18, 1996, the Company entered into and closed the initial stage of a Stock Purchase Agreement (the "Blech Purchase Agreement") with David Blech or his designees ("Blech").

     The Company has conducted a rights offering (the "Rights Offering"), pursuant to which it has offered to those holders ("Holders") of Xechem's Common Stock, who purchased Common Stock pursuant to the Blech Purchase Agreement, the right to subscribe for an aggregate of 275,000,000 additional shares of Common Stock at a price of $.01 per share, subject to the proviso that until sufficient Common Stock is authorized for issuance, the Company issued a new series Class C Preferred Shares which will be converted to Common Stock when sufficient Common Stock is authorized.

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

     Item 1. Legal Proceedings - None

     Item 2. Changes in Securities - None

     Item 3. Defaults Upon Senior Securities - None

     Item 4. Submission of Matters to a Vote of Security Holders - None

     Item 5. Other Information

     Subsequent to the date of this Report, Blech and Dr. Pandey agreed to amend those portions of a stockholder agreement as to which they are parties. Specifically, Blech and Dr. Pandey has amended this agreement to: (i) eliminate the prohibition against Dr. Pandey's sale of any shares of Company capital stock for five years except with Blech's consent; (ii) eliminate Blech's right to sell his prorata portion (relative to the holdings of Dr. Pandey) of any proposed sale of shares by Dr. Pandey, and a reciprocal right in favor of Dr. Pandey to sell his prorata portion of any shares sold by Blech; (iii) eliminate the requirement that Blech vote for Dr. Pandey as a director of the Company, and to use his best efforts to cause Dr. Pandey to remain Chairman President and Chief Executive Officer of the Company; and (iv) eliminate the requirement that the Company and its directors (subject to their fiduciary duties to the Company and the shareholders of the Company) to take such actions as Blech may request to elect his nominees to constitute a majority of the directors of the Company. For further information concderning the terms and conditions of this stockholders; agreement, see Note 4 to Company's financial statements included in Part I, Item 1 of this Report.

     Also subsequent to the date of this Report, Blech, his wife and the trustee of the Edward A. Blech Trust granted to Dr. Pandey an irrevocable proxy to vote all of the shares under their control. These proxies relate to 92,089,498 shares of Company Common Stock or approximately 32.6% of the Company's presently outstanding shares of Common Stock.

     Patents
     -------

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

--------------------------------------------------------------------------------
U.S. PATENT                          TITLE OF PATENT                     DATE OF
  NUMBER                                                                  ISSUE
--------------------------------------------------------------------------------
#5,654,448         "Isolation and Purification of Paclitaxel from           1997
                   Organic Matter containing Paclitaxel,
                   Cephalomannine and Other Related Taxanes"
--------------------------------------------------------------------------------
# 5,817,510        "Device and Method for Evaluating                        1998
                   Microorganisms"
--------------------------------------------------------------------------------
#5,840,748         "Dihalocephalomannine and Methods of Use                 1998
                   Therefor"
--------------------------------------------------------------------------------
# 5,854,278        "Preparation of Chlorinated Paclitaxel Analogues         1998
                   and Their Use Thereof as Antitumor Agents"
--------------------------------------------------------------------------------
# 5,807,888        "Preparation of Brominated Paclitaxel Analogues          1998
                   and Their Use as Effective Antitumor Agents"
--------------------------------------------------------------------------------
# 5,840,930        "Method for Production of 2",3"                          1998
                   Dihalocephalomannine"
--------------------------------------------------------------------------------
# Des. 411,308     "Covered, Multi-Well Assay Plate"                        1999
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

     XECHEM INTERNATIONAL, INC.

     Date: November 23, 1999



                                         /s/  Ramesh C. Pandey
                                         ---------------------------------------
                                         Ramesh C. Pandey, Ph.D.

                                         President/Chief Executive Officer/Chief
                                         Accounting Officer