Form 10QSB
period 1999-09-30
XECHEM INTERNATIONAL INC
filed 1999-12-13
CIK 919611

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1999
                               -------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

For Quarter Ended                             Commission File Number   0-23788
                  -------------------                                -----------

                           Xechem International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     22-3284803
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswick, NJ           08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code         (732) 247-3300
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

                               Yes [ ]     No [X]

Number of shares outstanding of the issue's common stock, as of September 30, 1999 was 229,385,996 shares.

Transitional Small Business Disclosure Format

                               Yes [ ]     No [X]

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.
                                                                        --------
Part I.   Financial Information

Item 1.   Consolidated Balance Sheet as of
            September 30, 1999 [Unaudited]...........................       3..4

          Consolidated Statements of Operations
            for the three months and nine months ended
            September 30, 1999 and 1998 [Unaudited] .................          5

          Consolidated Statement of Stockholders'
            Equity for the nine months ended
            September 30, 1999 [Unaudited]...........................          6

          Consolidated Statements of Cash Flows for
            the nine months ended September 30, 1999 and
            1998 [Unaudited].........................................       7..9

          Notes to Consolidated Financial Statements.................     10..11

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations  ..........     12..15

Part II.  Other Information .........................................         16

Signatures ..........................................................         17

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
===========================================================================================
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1999] [UNAUDITED]
AND DECEMBER 31, 1998 [AUDITED]
===========================================================================================

                                                     SEPTEMBER 30, 1999    DECEMBER 31,1998
                                                     ------------------    ----------------
CURRENT ASSETS:
   Cash                                                 $   34,864            $   40,978
   Accounts Receivable                                      59,861                14,309
   Inventories:
     Raw Materials                                         237,462               212,064
     Finished Goods                                        117,089               149,607
   Prepaid Expenses and Other Current Assets                58,958                85,046
                                                        ----------            ----------

   TOTAL CURRENT ASSETS                                    508,234               502,004
                                                        ----------            ----------
Equipment - Less Accumulated
   Depreciation of $757,379 and $645,593                   659,019               793,663
Leasehold Improvements - Less Accumulated
   Amortization of $416,725 and $365,966                   598,451               649,210
Loans Receivable - Related Party; Less Allowance for
   Doubtful Accounts of $118,418,                            4,009                11,732
Cash Surrender Value of Officers Life Insurance             43,544                43,544
Deposits                                                    20,497                18,867
                                                        ----------            ----------

TOTAL ASSETS                                            $1,833,754            $2,019,021
                                                        ==========            ==========

See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
============================================================================================================
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1999] [UNAUDITED]
AND DECEMBER 31, 1998 [AUDITED]
============================================================================================================

                                                                      SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                                      ------------------   -----------------
CURRENT LIABILITIES:
   Accounts Payable                                                      $    685,885         $    677,912
   Accrued Expenses                                                           275,641              358,194
   Loans Payable                                                               15,000            1,143,399
   Other Current Liabilities and Minority Interest                             64,153               44,397
                                                                         ------------         ------------
   TOTAL CURRENT LIABILITIES                                                1,020,679            2,223,902
                                                                         ------------         ------------

NOTES PAYABLE - RELATED PARTY                                                 610,300              298,300
                                                                         ------------         ------------
STOCKHOLDERS DEFICIENCY:
   Class A Voting Preferred Stock, $.00001 Par Value, 2,500
     Shares Authorized; 2,500 Shares Issued and Outstanding                        --                   --

   Additional Paid-in Capital [Class A Voting Preferred]                        2,500                2,500

   Class B 8% Preferred Stock, $.00001 Par Value, 1,150 Shares
     Authorized; None Outstanding                                                  --                   --

   Class C Preferred Stock, $.00001 Par Value, 2,996,350
     Shares Authorized;
          Class C Series 4, Par Value $.00001, Voting Convertible
            100,000 Shares Authorized; 100,000 Issued and Outstanding               1                   --

   Additional Paid-in Capital [Class C Voting Preferred]                      399,999                   --

   Common Stock, $.00001 Par Value, 247,000,000
     Shares Authorized; 229,385,996 Shares Issued and Outstanding               2,293                1,405

   Additional Paid-in Capital                                              30,364,436           29,559,262

   Deficit Accumulated During the Development Stage                       (30,556,454)         (30,066,348)
                                                                         ------------         ------------

TOTAL STOCKHOLDERS' EQUITY                                                    202,775             (503,181)
                                                                         ------------         ------------

                                                                         $  1,833,754         $  2,019,021
                                                                         ============         ============

See Accompanying Notes to Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
====================================================================================================================================
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
====================================================================================================================================
                                                                                                                   Cumulative Period
                                                                                                                   -----------------
                                                                                                                     from March 15,
                                                                                                                     --------------
                                                                                                                     1990 [Date of
                                                    Three months ended                  Nine months ended            -------------
                                                       September 30,                       September 30,             Inception] to
                                                       -------------                       -------------             -------------
                                                   1999              1998              1999             1998         Sept. 30, 1999
                                                   ----              ----              ----             ----         --------------
REVENUES                                      $     205,536     $      11,591     $     252,394     $      73,703     $   1,030,046
                                              -------------     -------------     -------------     -------------     -------------
EXPENSES:
       Research & Development                        98,209           248,673           329,463           962,263         8,642,632
       Rent                                          14,736                --            88,789                --           710,704
       Rent - Related Party                              --            37,245                --           104,070                --
       General & Administrative                      98,604           432,984           307,807           894,942         7,425,730
       Writedown of Inventory                            --                --                --                --         1,020,000
       Writedown of Intangibles                          --                --                --                --           517,000
                                              -------------     -------------     -------------     -------------     -------------
    TOTAL EXPENSES                                  211,549            718,902           726,059        1,961,275        18,316,166
                                              -------------     -------------     -------------     -------------     -------------
    (LOSS) FROM OPERATIONS                           (6,013)         (707,311)         (473,665)       (1,887,572)      (17,286,020)
Other Income (Expense)                                   --           (12,185)               --             3,954           274,139
Interest Income                                          21                                  64                               9,186
Interest (Expense) - Related Party                   (8,540)               --           (26,354)               --        (8,638,235)
Interest (Expense)                                     (151)           (6,399)             (151)          (15,802)       (4,925,524)
                                              -------------     -------------     -------------     -------------     -------------
    (LOSS) BEFORE INCOME TAXES                      (14,683)         (725,895)         (500,106)       (1,899,420)      (30,566,454)
Income Taxes
    NET (LOSS)                                $     (14,683)    $    (725,895)    $    (500,106)    $  (1,899,420)    $ (30,566,454)
                                              =============     =============     =============     =============     =============
PREFERRED STOCK DIVIDENDS                     $          --     $          --     $          --     $          --     $     101,594
                                              =============     =============     =============     =============     =============
NET (LOSS) AVAILABLE TO COMMON STOCKHOLDERS   $     (14,683)    $    (725,895)    $    (500,106)    $  (1,899,420)    $ (30,668,048)
                                              =============     =============     =============     =============     =============
NET (LOSS) PER SHARE                          $     (.00006)    $      (0.005)    $      (0.002)    $      (0.014)
                                              =============     =============     =============     =============
AVERAGE NUMBER OF SHARES OUTSTANDING            229,385,996       139,850,839       229,385,996       131,721,772
                                              =============     =============     =============     =============

See Accompanying Notes to Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
============================================================================================================
                                                 Class A             Additional            Class B
                                            Voting Preferred          Paid In           8% Preferred
                                                                      Capital
                                        --------------------------  ------------  --------------------------
                                            # of          Par                         # of          Par
                                           Shares        Value         Class A       Shares        Value
                                        ------------  ------------  ------------  ------------  ------------
Balance - December 31, 1998                    2,500            --  $      2,500            --            --

Private Placement-Common Stock and
conversion of debt at $.01 per Share              --            --            --            --            --

Private Placement-Common Stock and
conversion of debt at $.01 per Share              --            --            --            --            --

Private Placement-Series 3
Preferred Stock Class C                           --            --            --            --            --

Private Placement-Common Stock
at $.01 per Share                                 --            --            --            --            --

Private Placement-Common Stock and
conversion of debt at $.01 per Share              --            --            --            --            --

Private Placement-Common Stock and
conversion of debt at $.01 per Share              --            --            --            --            --

Private Placement-Common Stock and
conversion of debt at $.01 per Share              --            --            --            --            --

Private Placement-Common Stock and
conversion of debt at $.01 per Share              --            --            --            --            --

Net Loss Year - To - Date                         --            --            --            --            --
                                        --------------------------------------------------------------------
Balance - September 30, 1999                   2,500  $          0  $      2,500             0  $          0
                                        ====================================================================

                                         Additional            Class C                     Class C
                                          Paid In              Series 1                    Series 2
                                          Capital       Voting Conv. Preferred      Voting Conv. Preferred
                                        ------------  --------------------------  --------------------------
                                                          # of           Par          # of           Par
                                          Class B        Shares         Value        Shares         Value
                                        ------------  ------------  ------------  ------------  ------------
Balance - December 31, 1998                       --            --            --            --            --

Private Placement-Common Stock and
conversion of debt at $.01 per Share              --            --            --            --            --

Private Placement-Common Stock and
conversion of debt at $.01 per Share              --            --            --            --            --

Private Placement-Series 3
Preferred Stock Class C                           --            --            --            --            --

Private Placement-Common Stock
at $.01 per Share                                 --            --            --            --            --

Private Placement-Common Stock and
conversion of debt at $.01 per Share              --            --            --            --            --

Private Placement-Common Stock and
conversion of debt at $.01 per Share              --            --            --            --            --

Private Placement-Common Stock and
conversion of debt at $.01 per Share              --            --            --            --            --

Private Placement-Common Stock and
conversion of debt at $.01 per Share              --            --            --            --            --

Net Loss Year - To - Date                         --            --            --            --            --
                                        --------------------------------------------------------------------
Balance - September 30, 1999            $          0             0  $          0             0  $          0
                                        ====================================================================

                                                  Class C            Additional
                                                  Series 4            Paid In        Xechem International
                                          Voting Conv. Preferred      Capital            Common Stock
                                        --------------------------  ------------  --------------------------
                                            # of           Par                        # of           Par
                                           Shares         Value       Class C        Shares         Value
                                        ------------  ------------  ------------  ------------  ------------
Balance - December 31, 1998                       --            --            --   140,650,839  $      1,405

Private Placement-Common Stock and
conversion of debt at $.01 per Share              --            --            --    15,744,302  $        158

Private Placement-Common Stock and
conversion of debt at $.01 per Share              --            --            --     1,187,500  $         12

Private Placement-Series 3
Preferred Stock Class C                      100,000             1       399,999            --            --

Private Placement-Common Stock
at $.01 per Share                                 --            --            --    44,554,495  $        446

Private Placement-Common Stock and
conversion of debt at $.01 per Share              --            --            --     1,029,400  $         10

Private Placement-Common Stock and
conversion of debt at $.01 per Share              --            --            --     9,551,300  $         96

Private Placement-Common Stock and
conversion of debt at $.01 per Share              --            --            --     3,848,160  $         38

Private Placement-Common Stock and
conversion of debt at $.01 per Share              --            --    12,820,000  $        128  $    128,072

Net Loss Year - To - Date                         --            --            --            --            --
                                        --------------------------------------------------------------------
Balance - September 30, 1999                 100,000  $          1  $    399,999   229,385,996  $      2,293
                                        ====================================================================

                                         Additional    (Deficit)
                                          Paid In     Accumulated
                                          Capital      During the
                                        ------------  ------------
                                                      Development
                                           Common        Stage
                                        ------------  ------------
Balance - December 31, 1998             $ 29,480,468  ($30,066,348)

Private Placement-Common Stock and
conversion of debt at $.01 per Share    $    157,288            --

Private Placement-Common Stock and
conversion of debt at $.01 per Share    $     11,863            --

Private Placement-Series 3
Preferred Stock Class C                           --            --

Private Placement-Common Stock
at $.01 per Share                       $    445,099            --

Private Placement-Common Stock and
conversion of debt at $.01 per Share    $     10,283            --

Private Placement-Common Stock and
conversion of debt at $.01 per Share    $     95,417            --

Private Placement-Common Stock and
conversion of debt at $.01 per Share    $     35,946            --

Private Placement-Common Stock and
conversion of debt at $.01 per Share              --

Net Loss Year - To - Date                         --  ($   500,105)
                                        --------------------------
Balance - September 30, 1999            $ 30,364,436  ($30,566,454)
                                        ==========================

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
========================================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
========================================================================================================
                                                                                            March 15,
                                                                                            ---------
                                                                                          1990 (Date of
                                                                                          -------------
                                                                Nine months ended         Inception) to
                                                                -----------------         -------------
                                                                  September 30,           September 30,
                                                                  -------------           -------------
                                                              1999             1998            1999
                                                              ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                              $   (500,106)    $ (1,899,420)    $(30,566,454)
                                                         ------------     ------------     ------------
   Adjustments to Reconcile Net Loss to Net Cash
     Provided (Used) by Operating Activities:
     Depreciation                                             120,159          132,004          668,952
     Amortization                                              50,759               --          587,601
     (Gain)/Loss on Sale of Assets                                 --               --            5,609
     Interest and Compensation Expense
     in Connection with Issuance of Equity Securities              --               --       14,259,740
     Write Down of Inventories                                     --               --        1,020,000
     Write Down of Patents                                         --               --          517,000
     (Gain)/Loss on investment in related party                12,147          (34,500)          46,647

   Changes in Operating Assets and Liabilities
     (Increase) Decrease in:
       Accounts Receivable                                    (45,552)          58,492          (59,861)
       Inventories                                              7,210         (146,246)      (1,369,871)
       Prepaid Expenses                                        24,132          (61,858)          14,510
       Other Current Assets                                     1,956           60,290           44,682
       Deposits                                                (1,630)           1,650          (20,497)
       Organizational Costs                                        --               --          (13,828)
       Other Assets                                             7,723               --            6,131

     Increase (Decrease) in:
       Accounts Payable                                       (12,025)           6,223          665,888
       Other Current Liabilities                               19,756           57,236           24,752
       Accrued Expenses                                       (82,553)          39,814          275,641
                                                         ------------     ------------     ------------
   NET CASH FLOWS FROM OPERATING
     ACTIVITIES                                              (398,114)      (1,786,315)     (13,893,358)
                                                         ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Patent Issuance Costs                                           --               --         (548,174)
   Purchases of Equipment and
     Leasehold Improvements                                        --           (6,387)      (1,951,369)
   Proceeds from Sale of Asset                                     --               --           28,700
   Investment in Related Party                                     --               --          (34,500)
   Increase in Cash Surrender Value of
     Officers Life Insurance                                       --               --          (43,544)
   Purchase of Marketable Securities                               --               --       (1,476,449)
   Proceeds from Sale of Marketable Securities                     --               --        1,476,449
                                                         ------------     ------------     ------------
   NET CASH FLOWS FROM INVESTING
     ACTIVITIES                                          $          0     $     (6,387)    $ (2,548,887)
                                                         ------------     ------------     ------------

See Accompanying Notes to Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
========================================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
========================================================================================================
                                                                                        March 15,
                                                                                        ---------
                                                                                      1990 (Date of
                                                                                      -------------
                                                            Nine months ended         Inception) to
                                                            -----------------         -------------
                                                              September 30,            September 30,
                                                              -------------            -------------
                                                          1999             1998            1999
                                                          ----             ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Related Party Loans                  $    392,000     $         --    $  1,686,582
   Proceeds from Notes Payable - Others                         --          220,000         628,300
   Proceeds from Interim Loans                                  --          855,545       2,306,694
   Proceeds from Bridge Financing                               --               --         640,000
   Capital Contribution                                         --               --          95,000
   Payments on Interim Loans                                    --               --        (498,000)
   Payments on Notes Payable -Others                            --               --        (520,000)
   Payment on Stockholder Loans                                 --               --        (207,037)
   Proceeds from Issuance of
     Common Stock                                               --          719,000       8,094,343
   Proceeds from Issuance of Class C
     Series 1 Preferred Stock                                   --               --       2,109,347
   Proceeds from Issuance of Class C
     Series 2 Preferred Stock                                   --               --       2,131,630
   Proceeds from Exercise of Options                            --               --          10,250
                                                      ------------     ------------    ------------

   NET CASH FLOWS FROM  FINANCING ACTIVITIES               392,000        1,794,545      16,477,109
                                                      ------------     ------------    ------------

   NET CHANGE IN CASH                                       (6,114)           1,843          34,864

CASH, BEGINNING OF YEAR                                     40,978           50,826              --
                                                      ------------     ------------    ------------

CASH, END OF YEAR                                     $     34,864     $     52,669    $     34,799
                                                      ============     ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
     Interest Paid - Related Party                    $     26,354     $         --    $    140,951
                                                      ============     ============    ============

     Interest Paid - Other                            $        279     $     16,031    $    162,097
                                                      ============     ============    ============

     Income Taxes Paid                                $         --     $         --    $         --
                                                      ============     ============    ============
NONCASH FINANCING ACTIVITIES

Net Assets of Xechem India Contributed to
   Capital and Minority Interest                      $         --     $         --    $    118,191
                                                      ============     ============    ============

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In the first quarter of 1999, $441,860 of debt was converted to 44,180,662 shares of common stock. The Company also converted $400,000 of debt to 100,000 shares of Class C Series 4 voting Convertible Preferred Stock. The shares can be converted to Common Stock at a ratio of 400:1.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
================================================================================
[1]  SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies and other matters of Xechem International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc. and XetaPharm, Inc. (collectively the "Company"), are set forth in the financial statements for and as of the year ended December 31, 1998 included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

[2]  BASIS OF REPORTING

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring item) which are considered necessary for a fair presentation of the consolidated financial position of the Company at September 30, 1999 and the consolidated results of its operations for the nine months ended September 30, 1999 and 1998 and for the cumulative period from March 15, 1990 (date of inception) to September 30, 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1998. The results of operations for the nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for a full year.

[3] LOSS PER SHARE

Loss per share amounts are based on the weighted average number of shares outstanding. Shares issuable upon the exercise of stock options are excluded from the computation since the effect on the net loss per common share would be anti-dilutive.

[4]  RELATED PARTIES
A)   LOANS PAYABLE, RELATED PARTIES -

i) As of September 30, 1999 Dr. Pandey has made numerous advances to the Company which amounts to $312,000 and is due to Dr. Pandey. No interest has been recorded or paid.

ii) An individual made two loans to the Company during 1996 aggregating to $115,000. Each of these loans were evidenced by 10% and 12% (at simple interest) promissory notes, due six months from the date of the loan. Each promissory note was subject to a six month extension, which the Company exercised. In September 1997, these two loans were extended for an additional one year evidenced by 12% (at simple interest) promissory notes. The accumulated interest of $13,300 was also converted into one year 12% promissory notes. In 1998, the individual made four additional loans to the Company aggregating $170,000. Each of these loans was evidenced by 10% and 12% (simple interest) promissory notes, due one year from the date of the loan. The individual has agreed to extend the term of the loans , which aggregate $298,300, to expire in September 2000 and simple interest will be at 12% per annum. Between January and September 1999 interest was paid on these loans amounting to $26,354.

iii) The Company leases its operating facilities under an operating lease that began in April 1991 and expires on September 30, 2000. In 1996, Dr. Pandey purchased a 25% beneficial ownership

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
================================================================================

     in the lessor as a limited partner in such entity, which may be deemed to be an affiliate of Dr. Pandey. The lease provides the Company with renewal options for three additional five year periods. Management has stated its intention to renew. Rent expense under the operating lease amounted to $72,796 and $66,825 for the nine months ended September 30, 1999 and 1998, respectively. As of September 30, 1999, the Company is in arrears with respect to rental payments in the amount of $112,427. In addition, the future minimum payments under non-cancelable operating leases consisted of the following at September 30, 1999:

                  1999        $  29,284
                  2000           87,853
                              ---------
                              $ 117,137

[5]  SUBSEQUENT EVENTS

During 1999, Xechem has entered into negotiations with a Southeast Asian company to help promote, market and produce Xechem's products. As of November 29, 1999 the company has paid $300,000 as a consulting fee for the services of the Company.

In 1999 the Company is planning on issuing 52,009,318 shares of common stock as an award to certain key employees.

On November 19, 1999 the Company's application to the New Jersey Economic Development Authority for the sale of tax credits has been approved in the amount of $784,236. The Company is in negotiations to transfer these credits to a North Jersey corporation for a cash value of $650,915.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.1

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

Results of Operations
---------------------

The Nine Months Ended September 30, 1999 vs. The Nine Months Ended September 30, 1998

     The following table sets forth certain statement of operations data of the Company for the cumulative period from inception (March 15, 1990) to September 30, 1999 and for each of the nine months ended September 30, 1999 and September 30, 1998.

                                          NINE MONTHS          CUMULATIVE
                                             ENDED            INCEPTION TO
                                         SEPTEMBER 30,        SEPTEMBER 30,

                                      1999          1998          1999

                                        (in thousands)

Revenue                             $   252.4     $    73.7     $ 1,030.0

Research and Development Expense    $   329.5     $   962.3     $ 8,642.6

Rent                                $    88.8     $   104.1     $   710.7

General and Administrative          $   307.8     $   894.9     $ 7,425.7

Writedown of Inventory              $      --     $      --     $ 1,020.0

Writedown of Intangibles            $      --     $      --     $   517.0

(Loss) from operations              $  (473.7)    $(1,887.6)    $(17,286.0)

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

Revenue
-------

     The $178,700 increase in sales from nine months ended September 30, 1998 to the nine months ended September 30, 1999 brought total revenue to $252,400. $18,670 was from product sales by the Company's subsidiary XetaPharm, Inc.. All other revenues from 1999 consisted mainly of $200,200 for consulting fees and $31,200 was for services with a reserve of $15,000.

Research and Development
------------------------

     The Company's research and development expenditures continue to emphasize niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures decreased by $632,800 to $329,463, or (65.8%), for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

     Research and development decreased expenditures consisted mainly of reduced compensation of $421,000 which represents a 88% decrease from 1998 , reduced consulting fees of $50,000 which represents a 96% decrease from 1998 , reduced insurance of $88,000 which represents a 90% decrease from 1998 , and reduced repairs ,supplies and office expense of $45,000 which represents a 51% decrease from 1998. These reductions were due to limited operations.

     Expenditures for research and development will increase during the fiscal year 2000 when the Company finalizes its sale of authorized tax credits from the State of New Jersey based upon net operating losses, obtain additional financing and increase nutraceutical sales. The Company believes that increased research and development expenditures could significantly hasten the development of new products as well as the marketability of paclitaxel and its second generation analogs.

Rent, General and Administrative
--------------------------------

     Rent, general and administrative expenses decreased $600,316 or 60.1% for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. These reductions consisted mainly of reduced compensation of $131,000 which represents a 62% decrease from 1998 , reduced bad dept expense of $246,000 which represents a 94% decrease from 1998 , and reduced legal fees of $143,000 which represents a 95% decrease from 1998.

     The Company anticipates that the general and administrative expenses will increase in the year 2000 as a result of the expansion of its operations and marketing efforts.

Liquidity and Capital Resources; Plan of Operations
---------------------------------------------------

     On September 30, 1999, the Company had cash and cash equivalents of $34,864, negative working capital of $512,446 and stockholder's equity of $202,775.

     As a result of its net losses to September 30, 1999 and accumulated deficit since inception, the Company's accountants, in their report on the Company's financial statements for the year ended December 31, 1998, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company's research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of the Company's proposed products cannot be estimated with precision. The Company expects research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

     In November 1999 the Company's application to the New Jersey Economic Development Authority for the sale of tax credits has been approved in the amount of $784,236. The Company is in negotiations to transfer these credits to a North Jersey corporation for a cash value of $650,915. The company also has a carryforward tax credit of $517,541 which can become available for transfer in the State Fiscal Year 2001(July 1, 2000 to June 30, 2001).

     The Company is currently in negotiations with a Southeast Asian company to help promote, market, and produce the Company's products. The Company has received $300,000 for services rendered and anticipates a monthly fee as well as other considerations.

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

     The Company continues to apply to various governmental agencies to fund its research on specific projects and those projects that are in the Company's expertise. In August 1999 the Company has received a grant from the National Cancer Institute in the amount of $87,000 for the project "Bioactive Natural Products from Marine Extremophiles".

PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information -none

Item 6.   Exhibits and Reports on Form 8-K

          (a). Exhibits

               None

          (b). Reports on Form 8-K

               None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               XECHEM INTERNATIONAL, INC.


               Date:   December 10, 1999


                                             /s/ Ramesh C. Pandey
                                             --------------------
                                             Ramesh C. Pandey, Ph.D.
                                             President/Chief Executive
                                             Officer/Chief Officer