Form 10KSB40
period 1999-12-31
XECHEM INTERNATIONAL INC
filed 2000-04-14
CIK 919611

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X]               ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

                         Commission File Number 0-23788

                           XECHEM INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

           Delaware                                       22-3284803
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey     08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number:                                        (732) 247-3300
--------------------------                                        --------------

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class             Name of each exchange on which registered

----------------------------     -----------------------------------------------

----------------------------     -----------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.00001 par value
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES [X]   NO [ ]

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation  S-B is not  contained  in  this  form,  and no  disclosure  will  be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
     YES [X]   NO [ ]

     State issuer's revenues for its most recent fiscal year. $ 358,000

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $ 3,290,000 as of March 21, 2000.

     The number of shares outstanding of the Company's Common Stock was 240,459,996 as of February 29, 2000.

                                      INDEX
                                      -----
                                                                            Page
                                                                            ----
PART I
      Item 1.  Description of Business........................................03
      Item 2.  Description of Property........................................28
      Item 3.  Legal Proceedings..............................................28
      Item 4.  Submission of Matters to a Vote of Stockholders................29

PART II
      Item 5.  Market for Common Equity and Related Stockholder Matters.......30
      Item 6.  Management's Discussion and Analysis...........................32
      Item 7.  Financial Statements...........................................36
      Item 8.  Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure.......................................37

PART III
      Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..............38
      Item 10. Executive Compensation.........................................39
      Item 11. Security Ownership of Certain Beneficial Owners and Management 42
      Item 12. Certain Relationships and Related Transactions.................43
      Item 13. Exhibits and Reports on Form 8-K...............................44

                                     PART I
                                     ------

ITEM 1.   DESCRIPTION OF BUSINESS1
          ------------------------

GENERAL

     Xechem International, Inc. ("Xechem" or the "Company") owns all of the capital stock of Xechem, Inc, a development stage biopharmaceutical company currently engaged in research, development, and limited production of niche generic and proprietary drugs from natural sources. The Company is engaged primarily in applying its proprietary extraction, isolation and purification technology to the production and manufacture of paclitaxel (commonly referred to in the scientific literature as "Taxol(R)," a registered trademark of Bristol-Myers Squibb Company ("Bristol Myers")). Paclitaxel is an anticancer compound used for the treatment of ovarian, breast, small cell lung cancers and AIDS related Kaposi sarcomas. The Company has successfully isolated greater than 97% pure paclitaxel and has received a process patent on this technology. The Company has also prepared, through contract, dosage forms of paclitaxel and has preformed limited stability testing for submission of an Abbreviated New Drug Application ("ANDA") to the Food and Drug Administration ("FDA"). The Company has submitted to the FDA a Drug Master File ("DMF") for the facility and the bulk paclitaxel product. The Company has been issued five U.S. patents on paclitaxel and its second generation analogs from the U.S. Patent and Trademark Office and thirty-four international patents are pending.

     In addition to the Company's focus on the development and production of paclitaxel, the Company has continued and will continue to apply its expertise to research and develop other niche compounds, the Company has focused certain of its research and development efforts on the development of drugs from sources derived from Chinese, Indian and other traditional medicinal plants in the anticancer, antifungal, antiviral (including anti-AIDS), anti-inflammatory, antiaging and memory enhancing areas. Some of these efforts are performed in collaboration with the National Cancer Institute ("NCI") and the National Institutes of Mental Health ("NIMH").

     The Company has a  subsidiary,  Xechem  (India)  Pvt.,  Ltd., in New Delhi,
India.

     The Company has also established a subsidiary, XetaPharm, Inc. ("XetaPharm"), to develop and market over-the-counter natural product health supplements such as GinkgoOnce(R), GarlicOnce(R), GinsengOnce(R), Gugulon(TM), Melatonin, DHEA and CoEnzyme Q-10. To date, XetaPharm has had only limited operations and sales. See "XetaPharm" below.

-------------------
     1 Some of the statements included in Item 1, Description of Business, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates, "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligations to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

     Readers should carefully review the items included under the subsection Risks Affecting Forward Looking Statements and Stock Prices as they relate to forward looking statements as actual results could differ materially from those projected in the forward looking statement.

     Product Discovery and Development Process
     -----------------------------------------

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

RECENT DEVELOPMENTS

Sale of Net Operating Loses (NOLs)
----------------------------------

     On December 30, 1999 the Company received the Certificates of Approval for $784,236 from the New Jersey Economic Development Authority (NJEDA) for the sale of Xechem, Inc., XetaPharm, Inc. and Xechem International's unused New Jersey net operating loss carryovers. This represents the Company's maximum first year allocation under a State tax benefit transfer program for emerging technology and biotechnology companies which is administered by the NJEDA. The tax credits are based on the net operating losses for the Company and each subsidiary filing in New Jersey. The credits are calculated at a tax rate of 9% and the Company is then allowed to sell the credits for a minimum of 75% of the Tax Benefits Authorized. The Company's tax benefits have been purchased by a Fortune 500 Company for $650,917. The Company expects to receive an additional $430,000 in 2000 from the sale of the remainder of its already-approved NJEDA tax benefits.

New Patents
-----------

     Novel  Dihalocephalomannine  (Second  Generation  Paclitaxel  Analogs)  and
     ---------------------------------------------------------------------------
     Method for Production
     ---------------------

     In November 1998 the Company was issued two patents by the U.S. Patent and Trademark Office. U.S. Patent No. 5,840,748 containing broad coverage for 2", 3"-dihalocephalomannine compounds, formulations containing these compounds and their methods of use in treating cancer patients, all of which are designated as second generation to the well-known anticancer drug paclitaxel; and U.S. Patent No. 5,840,930 containing broad coverage for methods for production of 2", 3"-dihalocephalomannine compounds.

     In December 1998 the Company was issued by the U.S. Patent and Trademark Office U.S. Patent No. 5,854,278 containing broad coverage with respect to several novel paclitaxel analogs developed by Xechem.

     Xechem's new compounds (second generation paclitaxel analogs) have been shown to have significant anticancer activities against a wide array of tumors in preliminary studies. These compounds may be more effective than Taxol(R) (Bristol-Myers Squibb's Trade mark for paclitaxel) or Taxotere(R) in treating certain tumor cell lines, and are more physiologically soluble, thus potentially offering viable alternatives to paclitaxel without side effects.

     In addition to the novel paclitaxel analogs, these patents contains claims which very broadly cover pharmaceutical formulations comprising the aforesaid compounds, a method for administering the compounds for treating both animal and human tumors, and a method for production of the novel compounds.

Second U.S. Patent for Disposable Culture Plates  (HEXIOD(TM)Plates)
--------------------------------------------------------------------

     In August 1999 the Company was issued by the United States Patent and Trademark Office a second U.S. Design Patent (# DES. 411,308 issued on June 22,
1999) entitled "Covered Multi-well Assay Plate" to Xechem International, Inc. (OTC BB ZKEM). The patent covers a design of a multi-well disposable HEXOID(TM) plate used for diagnosis and culturing a multitude of microorganisms. The invention is also protected by Utility Patent No. 5,817,510 issued October 6, 1998. The disposable self-enclosed culture plate may be used for manned space vehicles so astronauts can culture specimens and determine susceptibility of microorganisms to antibiotics within 24 hours. This invention was made with Governmental support under contract NAS9-18701 awarded by the National Aeronautics and Space Administration (NASA).

     In the commercial market, the culture plate will be available to hospitals and diagnostic laboratories and for on site evaluation of microbial purity of water as required by the Environmental Protection Agency (EPA).

Recent Court Decisions
----------------------

     As reported in The Star-Ledger on March 3, 2000 a federal court supported most of the patent challenges filed by a generic drug maker that wants to sell a copy of Taxol(R). The ruling invalidated key provisions of the patents held by Bristol-Myers Squibb Co. and may allow competitors, including the Company, to launch generic versions. This ruling may benefit the Company in its efforts to bring its version to the public.

PACLITAXEL AND OTHER ANTICANCER AGENTS

Paclitaxel
----------

     Paclitaxel was developed through a program sponsored by the National Cancer Institute ("NCI") in which over 35,000 plant species were tested for anticancer activity. One of the plant extracts (the bark of Taxus brevifolia, commonly known as Western Yew) led to the isolation and discovery of paclitaxel. Paclitaxel has a unique anticancer action which blocks the replication of cancer cells. Bristol-Myers' formulation of paclitaxel (marketed under the trade name "Taxol(R)") was first approved in the United States, Canada, and other countries for use against refractory ovarian and breast cancers in patients who had failed to respond to initial chemotherapy. Subsequently it has been approved for small cell lung cancer and AIDS related Kaposi sarcoma. Paclitaxel has also been shown to be effective against skin cancer and colon cancer.

     An established market exists for paclitaxel that the Company believes currently exceeds $1.2 billion per year. Additionally, as clinical experience grows, paclitaxel is expected to be approved for use in several other cancers. Paclitaxel is also used in combination with other chemotherapy and as a sensitizer to radiation therapy. The Company believes that significant market expansion can be expected in the near future as a number of competitors produce or are developing processes to produce paclitaxel.

     The Company has developed its own process and isolated limited quantities (less than one kilogram) of greater than 97% pure paclitaxel that it intends to utilize in its efforts to obtain regulatory approval in the United States and foreign jurisdictions for the sale of the compound. Under the Waxman-Hatch Amendment to the Food, Drug and Cosmetic Act of 1984, a five-year period of marketing exclusivity is granted to any firm which develops and obtains FDA approval of a non-patentable new molecular entity, to compensate the firm for development efforts on such non-patentable molecular entities. In connection with its development of paclitaxel, Bristol-Myers was granted such a period of marketing exclusivity, which was to expire on

December 29, 1997, but has been extended for an additional four year period. The Company intends to submit an ANDA for paclitaxel before the end of year 2001. The Company estimates, but can provide no assurances, that FDA approval of an ANDA for paclitaxel will take six to twenty-four months. At such time as the Company has such data, it intends to apply for regulatory approval to market paclitaxel in certain foreign countries. In addition, although there can be no assurances, the Company is considering the possibility of selling paclitaxel as "bulk raw material," processed to 97% or greater purity, but not formulated and packaged into single dosage sizes. Such sales, however, are not expected to be significant. Management believes that obtaining regulatory approval to market and distribute paclitaxel in such foreign markets will require a significantly shorter period of time than would be required in the United States, but can offer no assurance thereof. See "Government Regulation."

     In cooperation with researchers at the University of Texas MD Anderson Cancer Center ("MD Anderson"), Xechem has developed a new formulation of paclitaxel which does not contain Cremophor(TM) and ethanol. Xechem believes it may ultimately have significant commercial potential. In the second quarter of 1997, Xechem obtained a license from MD Anderson and the Board of Regents of the University of Texas (the "UT Board") for the rights to such formulation. Under the license, Xechem has the exclusive, worldwide rights to MD Anderson's and the UT Board's patent and other rights, except for certain rights of the US government and the rights of MD Anderson and the UT Board to use such rights for educational purposes. Xechem may lose the rights to such technology in countries in which it does not commence activities within five years from the date of the license. Under the license agreement, Xechem would pay MD Anderson certain milestone and similar payments, as well as a royalty of 4% of Xechem's sales of the new formulation use of paclitaxel. Xechem would also pay to MD Anderson a percentage of amounts received by Xechem from sublicenses, if any. Xechem Inc. is presently engaged in litigation with MD Anderson in connection with this agreement. See Item 3 "Legal Proceedings".

     In August 1998 the Company announced that it had signed a strategic agreement with Nordic Drugs AB for the marketing and distribution of paclitaxel in Denmark, Sweden, Finland, Norway and Iceland. Nordic Drugs AB is a well known marketer of pharmaceuticals with a strong position in the oncology area. The headquarters of Nordic Drug AB is located in Malm, Sweden.

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

     The Company has been in negotiations with a Chinese company for the past nine months and has resulted in the Company receiving $300,000 consulting fees for 1999.

     On April 4, 2000, the Company signed a joint venture agreement with J & M Consultants, LTD ("J & M") to establish Xechem Pharmaceutical China Ltd. with offices in Hong Kong and Beijing, Peoples Republic of China. The purpose of establishing Xechem China is to carry on the business of, manufacturing, marketing and distributing pharmaceutical and nutraceutical products. Xechem China will also carry out research, development, clinical studies and production of new drugs based on the Company's technology related to traditional Chinese medicine and other disciplines, provide consulting services for drug development and set up a certified laboratory in P.R. China to screen, verify and certify pharmaceutical products for the public.

     In an exclusive License Agreement with Xechem China, the Company will allow the use of its patents, trademarks and technical information to manufacture, market and sell the products in the Territory of People's Republic of China, Hong Kong, Macao, Taiwan (The Republic of China), Mongolia, Korea, Singapore, Malaysia, Indonesia, Republic of Philippines, Thailand, Vietnam, Brunei,
Cambodia, Myanmar, and such other countries or regions which may be agreed between the parties. A non-exclusive license is granted in Japan. J & M has committed a sum of HK$ 9,500,000 and management support to the joint venture and up to US $240,000 as an interest free loan to Xechem over 24 months. Profits of the joint venture are to be split 55% to J & M and 45% to the Company.

     In the first phase, Xechem China will commence the (i) pre-clinical and clinical studies of a new paclitaxel formulation for ovarian and breast cancers,
(ii) toxicological studies on two of Xechem's second generation patented paclitaxel analogs and (iii) registration of Xechem/XetaPharm's nutritional products (GinkgoOnce(R), GarlicOnce(R), GinsengOnce(R), Gugulon(TM), Co-Enzyme Q-10 and Vida Pras(TM)).

MANUFACTURING OF PACLITAXEL

     The Company conducts its pilot-scale manufacturing of its potential products (other than nutraceuticals) under current Good Manufacturing Practices ("cGMP"). Management believes that its in-house pilot plant facility has adequate capacity to manufacture a limited quantity of bulk drugs for sale. The Company has temporarily stopped its in-house manufacturing of bulk paclitaxel because of the extension of Bristol-Myers exclusivity. The Company has submitted a Drug Master File (DMF) for the facility and for the manufacture of bulk paclitaxel with the FDA. Such certification is a necessary precondition to production of paclitaxel and other pharmaceutical products for sale in the United States market. See "Paclitaxel and Other Anticancer Agents" above.

     The Company is seeking other collaborative partners for certain of its proposed products if and when such products are ready for marketing for wide clinical use. To the extent that manufacturing is not performed by collaborative partners, the Company intends to lease commercial-scale manufacturing facilities or utilize third party facilities as the needs arise and financing therefor is available. There can be no assurance that such facilities will be available on commercially acceptable terms, that such facilities will be adequate for the Company's long-term needs or that financing for such facilities will be available on terms satisfactory to the Company, if at all.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company's policy is to seek patent protection aggressively and enforce all of its intellectual property rights. Dr. Pandey was issued a patent in 1992 for purifying Dermostatin A and B, the rights to which have been assigned to the Company. A second patent, related to the method for separating and purifying antifungal polyene macrolide antibiotics, was granted to Dr. Pandey in 1993 and assigned by Dr. Pandey to the Company. The Company has received two patents from the U.S. Patent and Trademark Office for the HEXOID(TM) plate. The Company has also received five U.S. patents from the U.S. Patent and Trademark Office and two United States patent applications and thirty-four foreign counterparts are pending in the areas of paclitaxel isolation and purification, paclitaxel analogs and plant tissue culture (which also will be assigned to the Company).

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

     The Company's success depends in part on its ability to obtain patent protection for its proprietary products and to preserve its trade secrets. The Company has obtained five U.S. patents and has submitted two additional patent applications in the United States and thirty-four patent applications internationally. Any present or future patents may not prevent others from developing competitive products.

--------------------------------------------------------------------------------
         U.S. PATENT                   TITLE OF PATENT              DATE OF
            NUMBER                                                   ISSUE
--------------------------------------------------------------------------------
     1.   #5,654,448     "Isolation    and     Purification    of     1997
                         Paclitaxel     from    Organic    Matter
                         containing  Paclitaxel,   Cephalomannine
                         and Other Related Taxanes"
--------------------------------------------------------------------------------
     2.   #5,840,748     "Dihalocephalomannine and Methods of Use     1998
                         Therefor"
--------------------------------------------------------------------------------
     3.   #5,854,278     "Preparation  of Chlorinated  Paclitaxel     1998
                         Analogues   and  Their  Use  Thereof  as
                         Antitumor Agents"
--------------------------------------------------------------------------------
     4.   #5,807,888     "Preparation  of  Brominated  Paclitaxel     1998
                         Analogues  and  Their  Use as  Effective
                         Antitumor Agents"
--------------------------------------------------------------------------------
     5.   #5,840,930     "Method   for    Production   of   2",3"     1998
                         Dihalocephalomannine"
--------------------------------------------------------------------------------

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

     The Company's licensing agreement with the MD Anderson Cancer Center requires the Company to expend significant sums to maintain its exclusivity under such agreement, as well as to prosecute infringers at its cost and expense. There can be no assurance that the Company will have the funds sufficient to continue its rights under this agreement or to commercialize the licensed technology. See Item 3 "Legal Proceedings" below.

     The Company also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, by confidentiality agreements with its employees, consultants and others. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or independently developed by competitors.

RESEARCH FOR PROPRIETARY DRUGS AND TECHNOLOGY DEVELOPMENT

Paclitaxel Analogs
------------------

     During the isolation and purification of paclitaxel, the Company has isolated and purified at least nine analogs of paclitaxel, which have been tested in vitro in collaboration with the NCI. Preliminary animal studies have shown that these analogs may have significant advantage over Taxol(R) or Taxotere(R) in the treatment of certain cancers. The Company has been awarded five United States patents and thirty-four international patents are pending.

Niche Anticancer Drugs
----------------------

     In addition to paclitaxel, the Company is developing technologies for production and formulation of other niche generic anticancer drugs whose patents have either expired or will expire. In some instances, the bulk raw material for such products will require independent strain development from cultures and scale up, such as in the case of bleomycin. The Company's ability to develop such additional products will be dependent, at least in part, upon the Company's ability to set aside sufficient funds to commence these sometimes-lengthy projects. Due to both the niche market size and the difficulty in isolating and replicating these compounds, the Company believes that there will be limited future competition in these markets.

     Approval of the FDA will be required before the Company may market any niche generic drugs through submission of an ANDA in the United States. Opportunities may exist to market such drugs abroad, subject to less stringent requirements in certain instances.

Products from Traditional Medicinal Plants and Marine Sources:
--------------------------------------------------------------

     In addition to its efforts to develop generic equivalents to compounds, which no longer enjoy patent protection, the Company is seeking to develop an efficient drug discovery program and to apply that program to the discovery, development and commercialization of new classes of pharmaceuticals. Towards this goal, the Company is seeking to develop proprietary drugs from compounds extracted from medicinal plants and marine sources, as well as diagnostic tests for determination of the presence of certain biochemical compounds and/or diseases.

     Though the pharmaceutical industry's emphasis has shifted from plant-based drug discovery to the increased screening through combinatorial chemistry, synthetic compounds and the modification of existing compounds for the generation of analogs and the utilization of biotechnology tools and techniques, the Company believes its approach of screening plants and modification through semisyntheses have better chances of success in developing new drugs.

     Traditional plant medicines have been valued in various cultures throughout the ages for their therapeutic and healing properties. In recent decades, modern investigations have led to the systematic screening of thousands of plants and other natural products for a variety of biological activities. Several commercially successful pharmaceuticals based upon these medicines have exhibited activities useful in treating cancer, fungal and viral infections (including AIDS), and in retarding aging and senescence. Ethical pharmaceuticals currently in use having plant origins include: L-dopa, used for the treatment of Parkinson's disease; pilocarpine, used to treat glaucoma; quinine, used to fight malaria; and vinblastine and vincristine, used to treat certain cancers, both of which come from India and the People's Republic of China. In addition, drugs such as aspirin, ephedrine, digitalis, paclitaxel and camptothecin originated from plants found in temperate regions of the world. Valuable natural-product pharmaceuticals may be derived from a variety of medicinal plants, marine sources and fermentation processes.

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

Products from Deep Sea Marine Organisms
---------------------------------------

     The Company has entered into an agreement with the Fisheries and Aquaculture Technology Extension Center ("FATEC"), Cook College - Rutgers University wherein FATEC transfers biological materials to the Company for screening and isolation of compounds that may have antiviral, antimicrobial, anti-HIV and immunomodulatory activities. Antimicrobial screening assays have been developed and implemented by the Company for use with the organisms transferred by FATEC. Extracts of a number of organisms transferred by FATEC were biologically active against streptococcus infections. The Company has received a Small Business Innovative Research (SBIR) Phase I grant from the National Cancer Institute ("NCI") for this project. (See NCI Grant)

Small Business Innovative Research
----------------------------------

     To obtain funding from alternative sources, the Company is actively submitting Small Business Innovative Research ("SBIR") Phase I grant proposals to various government agencies for certain of its drug development research projects. A governmental agency may award a firm up to a maximum of $100,000 for SBIR Phase I work for six months. From various proposals made in 1996, the Company received an award of $86,700 from NCI for a research project related to screening paclitaxel plant cell cultures entitled Enhanced Xechem Integrated Screening Techniques (EXIST(TM)). The Company received no awards in 1997 or in 1998. In 1999 the Company received a grant of $97,918 from NCI for research into "Bioactive Natural Products from Marine Extremophiles".

NCI Grant
---------

     In August of 1999 the Company was awarded an initial Small Business Innovative Research (SBIR) Phase I grant of $87,084 from the National Cancer Institute with the principle investigator, Dr. Ramesh Pandey Ph.D., to study Bioactive Natural Products from Marine Extremophiles This research will be done in conjunction with Rutgers University. The grant was later increased by $10,834, thus totaling the grant to $ 97,918.

     The Company is actively pursuing other government grants and will continue to do so in the near and distant future.

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

HEXOID(TM) Plate
----------------

     The Company developed, under a SBIR Phase I grant in 1992 from the National Aeronautics and Space Administration ("NASA"), a microbial diagnostic HEXOID(TM) plate assay useful for rapid screening of microbial infections and antibiotic activity. The test allows a researcher to conduct several different tests simultaneously and inexpensively. This test, used in evaluating microbial infections, could replace bulky, cumbersome and expensive laboratory testing equipment presently in use. The Company believes that applications exist in identification and characterization of microorganisms in clinical and veterinary specimens (e.g. urine, blood, and sputum), in water samples, in cosmetics and for pesticide detection and biocide evaluation.

     The Company has received two U.S. Patents from the U.S. Patent and Trademark Office relating to the HEXOID(TM) plate. See "Patents and Proprietary Technology" below. Further development will be required before the HEXOID(TM) plate can be marketed. There can be no assurance as to whether or when the Company will be able to market the HEXOID(TM) plate successfully.

--------------------------------------------------------------------------------
      U.S. PATENT                TITLE OF PATENT                    DATE OF
        NUMBER                                                       ISSUE
--------------------------------------------------------------------------------
     # 5,817,510   "Device and Method for Evaluating                  1998
                    Microorganisms"
--------------------------------------------------------------------------------
     # Des. 411,308 "Covered, Multi-Well Assay Plate"                 1999
--------------------------------------------------------------------------------

TECHNICAL AND CONSULTING SERVICES

     In addition to its research, development and production activities, the Company, to a limited extent, provides technical and consulting services to pharmaceutical and chemical product companies, as well as to companies in the food, cosmetic and household product industries. The Company's microbiologists can perform tests such as potency assays for antibiotics and vitamins, microbial counts for pharmaceuticals, water, cosmetics and toiletries, and mutagenic studies of pharmaceuticals. The Company's chemists can provide tests such as infrared ("IR"), ultraviolet ("UV-VIS") and gas chromatography ("GC") analysis of pharmaceuticals, chemical analysis of vitamins, and high performance liquid chromatography ("HPLC") analysis of pharmaceuticals and cosmetics. Many of these tests are standardized tests required to obtain approval of products by FDA or the U.S. Environmental Protection Agency ("EPA").

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

XETAPHARM(TM)

     The Company established XetaPharm(TM) in 1996 to bridge the gap between pharmaceuticals and nutraceuticals. XetaPharm's principal business objective is to develop "quality" nutraceutical products for the consumer market. Based on meetings between the Office of Alternative Medicine ("OAM"), a part of NIH, and the FDA, which were attended by Company scientists, the Company determined that its technological strength and agreements with Chinese and Indian institutions could assure the introduction of quality nutraceutical products. The Company has obtained a "Gold Leaf(R)" Trademark for these products.

     XetaPharm is developing a limited line of over-the-counter natural products (not requiring FDA approval) for sale through direct consumer sales, health food outlets and distribution companies. The Company has selected several products to be manufactured by contract manufacturers under XetaPharm trademarks. The emphasis of the products will be the natural health benefits. Initial marketing efforts commenced in the second quarter of 1996. XetaPharm has introduced six products, to date: GarlicOnce(R); GinkgoOnce(R); GinsengOnce(R); Gugulon(TM); Melatonin; and DHEA. The Company has designed a time release component for the first three of these products, reducing the number of pills that must be taken. In 2000 the Company introduced it's newest product in XetaPharm's nutraceutical line, Co Enzyme Q-10. There can be no assurances as to the level of success for this program. XetaPharm's marketing efforts and sales have been limited, due to the financial constraints of the Company. The Company is evaluating its long term commitment which includes continued investment in sales and marketing, limited investment to product development for other companies or divestiture of XetaPharm.

     XetaPharm's interactive E-commerce based web site (xetapharm.com) is available for purchases and information for all of XetaPharm's product line.

MANUFACTURING OF NUTRACEUTICALS

     XetaPharm products are currently produced to Company specifications by a contract manufacturer. The Company still plans to produce products through outside contract manufacturers in 2000, when the Company's marketing efforts through brokers, Internet and foreign sales show increased demands to warrant in-house manufacturing. The Company will analyze all possible alternatives.

MARKETING

     The Company's initial potential products are targeted at the anticancer, antiviral, and antifungal markets. Although there can be no assurances, the Company anticipates selling paclitaxel, as well as possibly certain other compounds, primarily in Europe initially due to the possibly fast timetable in which to obtain regulatory approval for sale of such products. To date, no regulatory submissions have been made; however, a submission for paclitaxel is anticipated to be made in select European markets in 2000. The Company is seeking corporate alliances with large pharmaceutical companies for some of its programs in order to take advantage of such companies' abilities to reach broad-based markets. There can be no assurance that the Company will be able to enter into such collaborative agreements. If the Company decides to conduct any direct marketing of its potential products, there can be no assurance that the Company will be successful in establishing a successful in-house marketing and sales force or that sufficient financing will be available to develop its marketing and sales capabilities.

     XetaPharm sells its nutraceutical product line through health food stores, pharmacies and a home sales. The marketing of these products is through print, radio and television advertising and trade publications. XetaPharm has no in-house marketing and sales force at this time and is seeking to establish alliances with more distributors, as well as marketing firms, to promote its product line. The Company may in the future co-market these products with established marketing organizations and/or provide some of these products on a private label basis. The Company has also established sales through the world-wide web and E-commerce through the web site www.xetapharm.com.

XECHEM (EUROPE) U. STIFT

     The Company temporarily shut-down the Xechem (Europe) offices in the second quarter of 1999. There are no outstanding debts or obligations associated with Xechem (Europe) at this time and none are anticipated.

TRADEMARKS

     The Company has registered and maintains trademark rights to Xechem(R) and HEXOID(TM) and has applied for registration of VIDA PRAS(TM). The Company had planned to market paclitaxel under the trademark Paxetol(TM). Registration of Paxetol(TM) in United States and Canada has been opposed by Smithkline Beecham P.L.C. ("SKB") based on SKB's registered Paxil(R) mark for use with a dissimilar product. In order to avoid this conflict, the Company will select a new name for the United States and Canada, but will retain the trademark Paxetol(TM) for other countries. The Company may seek to register other existing or future trademarks. The Company is not aware of any competitive uses of trademarks similar to the Company's existing trademarks, other than as claimed by SKB, which may interfere with the Company's use of its trademarks.

     XetaPharm maintains trademark rights to GarlicOnce(R), GinsengOnce(R), GinkgoOnce(R) and Gold Leaf(R), for which federal registration has been granted. The trademark for Gugulon(TM) and VIDA PRAS(TM) is pending at this time. XetaPharm may adopt other trademarks for use with its potential products.

RAW MATERIAL SUPPLY

     Initially, the Company obtained the raw material for paclitaxel from domestic sources. In September 1994, the Company entered into a three-year agreement with Guizhou Fanya Pharmaceutical Co. Ltd. ("Guizhou") for Guizhou to supply to the Company partially processed raw material for paclitaxel. Pursuant to that Agreement, the Company purchased 2.5 kilograms of at least 50% crude paclitaxel (i.e., paclitaxel already extracted from the bark) from Guizhou during 1995 and 2.5 kilograms in 1996. The Company's obligation was to purchase a minimum of four kilograms in the year 1996 and four kilograms in the year 1997. Due to its financial condition, and the extension of Bristol-Myers Squibb's exclusivity of the sale of TAXOL(R) in the US market, the Company was unable to make the minimum purchases. Guizhou has agreed to continue to work with the Company as a supplier of crude paclitaxel. Guizhou provided the Company with the necessary material to prepare the Drug Master File ("DMF") for submission to the United States FDA establishing the origin and processing of the raw material which the Company needed in connection with its preparation of an ANDA on paclitaxel and for its compliance files once it engages in production of the drug. Guizhou has provided such materials exclusively to the Company during the term of the agreement. The Company is not obligated to make any minimum purchases after it fulfills its initial purchase obligation; however, if the Company purchases at least twelve kilograms of crude paclitaxel within the initial three-year term of the agreement, the Company will have the right to extend the agreement for an additional three-year period.

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

Pharmaceuticals
---------------

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

     Most competitors, one of which currently dominates the paclitaxel market (Bristol-Myers), have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources, and experience than the Company. In addition, these companies have vastly greater resources for the production and distribution of pharmaceuticals following development and regulatory approval. These companies may represent significant long-term competition for the Company. The Company's competitors may succeed in developing products that are more effective or less costly than any that may be developed by the Company, or that gain regulatory approval prior to the Company's products. Bristol-Myers is already marketing paclitaxel commercially in the United States, Canada and certain other countries for treating ovarian, breast, small cell lung cancers and AIDS related Kaposi Sarcoma. In addition, other companies have competitive products that are in more advanced stages of clinical testing than the Company's paclitaxel or its second generation paclitaxel. The Company also expects that the number of market entrants, and thus the number of its competitors and potential competitors, will increase as more paclitaxel products receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these entrants may be more successful than the Company in manufacturing, marketing and distributing its products. In addition, the Company understands that: (i) in October and December 1993, Napro Biotherapeutics, Inc. ("Napro") filed a confidential DMF containing certain of Napro's proprietary manufacturing processes with the FDA and the Australian Therapeutic Goods Administration (the "TGA"), Australia's equivalent of the FDA, relating to Napro's manufacture of paclitaxel, and that Napro has been selling certain quantities of paclitaxel in Australia; and (ii) Rhone Poulenc has developed a paclitaxel analogue trademarked as "Taxotere(TM)," which has similar but different properties to paclitaxel, which has been sold in Europe, and in 1996 received approval to sell Taxotere(TM) in the United States. To the Company's knowledge, a number of other pharmaceutical firms are poised to introduce paclitaxel for sale in the United States once Bristol Myers Squibb's exclusivity for Taxol(R) lapses.

     As reported in The Star-Ledger on March 3, 2000 a federal court supported most of the patent challenges filed by a generic drug maker that wants to sell generic Taxol. The ruling invalidated key provisions of the patents held by Bristol-Myers and may allow competitors, including the Company, to launch generic versions. This ruling may benefit the Company in its efforts to bring its version to the public.

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

Nutraceuticals
--------------

     The health supplements and nutritional product industries in which XetaPharm operates are extremely competitive, both internationally and in the United States. XetaPharm faces substantial competition to each of its products. Competitive factors include quality, price, style, name recognition and service. As a new entrant in these markets, XetaPharm has not established name recognition and its competitive position cannot be determined. XetaPharm will primarily compete with health-aid companies, specialty retailers, mass merchandisers, chain drug stores, health food stores and supermarkets. Many of such companies have trademarked products known worldwide. XetaPharm will also compete with companies which manufacture and distribute non-branded (generic) products. Many competitors have substantially greater financial, distribution, marketing and other resources than XetaPharm and have achieved significant name recognition and goodwill for their brand names. There can be no assurance that XetaPharm will be able to successfully compete with these companies when marketing its products.

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

     Prior to marketing any pharmaceutical product for other than research purposes, the Company must prepare and submit a Drug Master File (DMF) to the FDA to obtain overall approval of the facility as a manufacturer of pharmaceuticals and a DMF for the process of manufacturing such products. Thereafter, before any of the Company's potential new pharmaceutical products may be marketed in the United States it involves the following: (i) preclinical including stability studies and animal tests; (ii) submission of an Investigational New Drug ("IND") application which must become effective before clinical trials may begin; (iii) well-controlled human clinical trials to establish the safety and efficacy of the proposed drug in its intended indication; and (iv) FDA approval of a New Drug Application ("NDA"). If the drug or compound utilized in the product has been previously approved for use in another dosage form, the approval process is similar, except that certain preclinical toxicity tests normally required for the IND may be avoided through the use of an ANDA.

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

     Under the Waxman-Hatch Amendment to the Food, Drug and Cosmetic Act of 1984, a five-year period of marketing exclusivity is granted to any firm which develops and obtains FDA approval of a non-patentable new molecular entity, to compensate the firm for development efforts on such non-patentable molecular entities. In connection with its development of paclitaxel, Bristol-Myers was granted a period of marketing exclusivity, which was to expire on December 29, 1997, but has been extended for four years. Management believes some, but not all, foreign countries have given Bristol Myers exclusive rights to market the compound. The Company intends to submit an ANDA for paclitaxel before the end of year 2001. The Company estimates, but can provide no assurances, that FDA approval of an ANDA for paclitaxel will take six to twenty-four months. At such time as the Company has such data, it intends to apply for regulatory approval to market paclitaxel in certain foreign countries. Management believes that obtaining regulatory approval to market and distribute paclitaxel in certain foreign markets will require a significantly shorter period of time than would be required in the United States, but can offer no assurance thereof.

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

EMPLOYEES

      As of December 31, 1999, the Company had ten employees, two part-time. Of these employees, six are dedicated to research, development, manufacturing and regulatory compliance. Four of the Company's employees hold doctorate degrees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes all relations with its employees are satisfactory.

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

     PROF. JOAN W. BENNETT, PH.D., is a specialist in the generic and secondary metabolism of filamentous fungi. A graduate of the University of Chicago, Dr. Bennett is currently a Professor in the Department of Cell and Molecular Biology at Tulane University in New Orleans, Louisiana. Active in a number of professional societies, she has been Vice President of the British Mycological Society, a Board member of the Society for Industrial Microbiology, and is a Past President of the American Society for Microbiology. She is currently co-editor of The Mycota and Advances in Applied Microbiology, an Associate Editor of Mycologia, and
Mycology Series Editor for Marcel Dekker. She has co-edited six books, and published well over 100 research papers, chapters and reviews.

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

     PROF. GEOFFREY A. CORDELL, PH.D., is a Professor and Department Head of the Medicinal Chemistry and Pharmacognosy Department at The College of Pharmacy, University of Illinois at Chicago. He has lectured throughout the world on the isolation of biologically active natural products and has received various fellowships and awards. He has published over 460 scientific papers and reviews. He received his Ph.D. in organic chemistry from the University of Manchester in 1970.

     PROF. SUKH DEV, PH.D., D.SC., F.N.A., is a visiting Professor at the B.R.A. Centre for Biomedical Research, University of Delhi, India and has studied the organic chemistry of natural products and Ayurvedic medicinal plants for more than 40 years. He has held Research Professorship at the Indian Institute of Technology in Delhi (1988 - 1992), Director of the Malti-Chem Research Center in Baroda, India (1974 - 1988) and has been a Visiting Professor at the Stevens Institute of Technology, the University of Georgia, and the University of Oklahoma. He is a recipient of several awards including the Ernest Guenther Award (1980) of the American Chemical Society, and the Third World Academy of Sciences Award in Chemistry (1988). He has published over 350 scientific papers, books, and chapters and holds over 50 patents. He received his Ph.D. and D.Sc. from the Indian Institute of Science in 1948 and 1960, respectively.

     PROF. SUN HAN-DONG, PH.D., is a professor at the Kunming Institute of Botany, the Academy of Sciences of China. He was previously the Director of the Kunming Institute of Botany. Dr. Han-Dong is known for his academic achievements on ent-kauranoids, cumarins, and phenolic constituents from lichens. He has published over 300 papers and received nineteen awards in the People's Republic of China for his research achievements, including the Second and Third Award of Science and Technology from the Academy of Sciences of China and Yunnan Province and the First Award of Science and Technology of Kunming City.

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

     PROF. ZHANG LI-HE, PH.D., is Professor and Dean of the School of Pharmaceutical Sciences at Beijing Medical University of the People's Republic of China. He has studied for over two decades the chemistry of nucleosides, nucleotides, and anti-tumor and anti-viral drugs and has published over 130 scientific papers in these areas. He has been a recipient of the National Scientific Research Excellence Award from the Science and Technology Commission and The Ministry of Education of the People's

Republic of China and the Science and Technology Prize of Beijing from the Beijing Government. He received the Otani Prize and an honorary Ph.D. from Hoshi University, Japan in 1988 and 1990, respectively. He was awarded the 12th Edgar Snow Professorship by the University of Missouri-Kansas City, USA in 1993.

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

     PROF. LESTER A. MITSCHER, PH.D., is currently the University Distinguished Professor and former Chairman of the Department of Medicinal Chemistry at the University of Kansas, one of the nationL/F premier research institutions for chemistry. Among his past accomplishments, he has served on the Senior Advisory Council of G.D. Searle & Co., and has been the Chairman of the Biological and Natural Products Study Section for the NIH, as well as Chairman of the American Society for Pharmacognosy. Dr. Mitscher received his Ph.D. from Wayne State University in 1968. Dr. Mitscher was a director of the Company from 1994 to 1997.

     PROF. OTTO J. PLESCIA, PH.D., Professor Emeritus of Immunology, Waksman Institute, Rutgers University, is currently Adjunct Professor of Medical
Microbiology & Immunology at the University of South Florida, College of Medicine, Tampa, Florida. His main research interests relate to the pathogenesis of virus and cancer induced immunodeficiency, and the development of immunomodulating drugs to treat such immunodeficiencies. He has served on the Advisory Boards of several immunological journals, is a member of the American Association of Immunologists and other professional societies, and has published extensively on the subject of acquired immunodeficiency. He received his Ph.D. from Cornell University in 1947.

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

     PROF. FEDERICO ARCAMONE, PH.D., received a "Diplome d'etudes superieures de sciences physiques de l'Universite de Paris (1952) and a "Libera Docenza" in biological chemistry in Rome (1962). He has been active in the field of natural products and antibiotic research, drug metabolism and organic synthesis, becoming Head of Chemical R&D at Farmitalia, Milan in 1973. In 1987 was Chairman of the Research Division of the Menarini Company (Florence, Italy). From 1997 he is associated with the National Research Council, Italy. His achievements include the discovery and development of the antitumor anthracyclines doxorubicin, epirubicin, idarubicin and their analogs, the structure elucidation and synthesis of new antibiotics, the development of new ergoline drugs and the synthesis of glycopeptides, penem derivatives and DNA conjugates.

     Prof. Arcamone is author and co-author of over 200 research papers and reviews, over 100 patents and has been an active lecturer in different countries, and has been associated as a "contract professor" with the Universities of Bologna, Parma and Milan. He has received the Bristol-Myers award for Cancer Chemotherapy, (1981), the Gold Medal of the "Academia delle Scienze detta dei XL" (1982), the Bruce Cain award of the American Ass. of Cancer Res. (1985), the Medal of the University of Florence (1992), the Gold Medal of the Italian Federation of Chemical Industries (1994), the Medal of the Italian Chemical Society, Carbohydrate Division (2000), and other scientific recognition. Prof. Arcamone is a member "emeritus" of the American Chemical Society, member Italian Chemical Soc. of the Am. Ass. of Cancer Research, Am. Soc. of Pharmacognosy, Am. Soc. of Microbiology, and Int. Society for the Study of Xenobiotics.

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

Volatility of Stock Price
-------------------------

     The securities of biotechnology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the companies' operating performance. Announcements of technological innovations for new commercial products by the Company or its competitors, developments concerning proprietary rights or general conditions in the bio-technology and health industries may have a significant effect on the Company's business and on the market price of its securities. Sales of shares of Common Stock by existing security holders could also have an adverse effect on the market price of the Company's securities given the limited trading and low price of the Company's securities. In the past twelve months, the Company's Common Stock has reached a low in November 1999 of $0.03 per share with light trading. During 2000 stock prices have changed dramatically with a high of $1.00 in February 2000. As of March 21, 2000 the closing price of the Company's common stock on the OTC Bulletin Board was $ 0.46.

Relationship with David Blech
-----------------------------

     In 1999 Blech and Dr. Pandey agreed to amend those portions of a stockholder agreement as to which they are parties. Specifically, Blech and Dr. Pandey has amended this agreement to: (i) eliminate the prohibition against Dr. Pandey's sale of any shares of Company capital stock for five years except with Blech's consent; (ii) eliminate Blech's right to sell his prorata portion (relative to the holdings of Dr. Pandey) of any proposed sale of shares by Dr. Pandey, and a reciprocal right in favor of Dr. Pandey to sell his prorata portion of any shares sold by Blech; (iii) eliminate the requirement that Blech vote for Dr. Pandey as a director of the Company, and to use his best efforts to cause Dr. Pandey to remain Chairman President and Chief Executive Officer of the Company; and (iv) eliminate the requirement that the Company and its directors (subject to their fiduciary duties to the Company and the shareholders of the Company) to take such actions as Blech may request to elect his nominees to constitute a majority of the directors of the Company.

     Also during 1999, Blech, his wife and the trustee of the Edward A. Blech Trust granted to Dr. Pandey an irrevocable proxy to vote all of the shares under their control as of February 29, 2000. These proxies relate to 83,299,495 shares of Company Common Stock or approximately 34.6% of the Company's presently outstanding shares of Common Stock.

No Developed or Approved Products; Early Stage of Development
-------------------------------------------------------------

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

History of Operating Losses; Future Profitability Uncertain
-----------------------------------------------------------

     The Company has experienced significant operating losses since its inception and has generated minimal revenues from its operations. As of December 31, 1999, the Company's accumulated deficit was approximately $32,493,000 which included losses from operations of $3,035,000, $2,314,000, and $5,272,000 for the years ended December 31, 1999, 1998 and 1997 respectively. Approximately $12,963,000 of the Company's accumulated deficit resulted from a non-cash accounting adjustment based upon the difference between the approximate market value of certain debt and equity which was exchanged for Common Stock of the Company simultaneously with the Company's initial public offering (the "IPO"), and the initial public offering price of the Common Stock in the Company's IPO. To date, the Company has been dependent on capital infusions for financing. The Company's ability to achieve a profitable level of operations is dependent in large part on its completing product development, obtaining regulatory approvals for its potential products and making the transition to commercializing such products. No assurance can be given that the Company's product research and development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured or marketed or that profitability will be achieved. The Company may require additional funds to achieve profitable operations. See "Management's Discussion and Analysis."

Explanatory Going Concern Disclosure
------------------------------------

     As a result of its losses to date, negative working capital, and accumulated deficit, the independent accountants' report on the Company's financial statements for the years ended December 31, 1993, 1994, 1995, 1996, 1997, 1998 and 1999 contain an explanatory paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations. The Company anticipates that it will continue to incur significant losses until successful commercialization of one or more products generates sufficient net revenues to cover all costs of operation. As a development stage company, the Company has a limited relevant operating history upon which an evaluation of the Company's prospects can be made. The Company's prospects must, therefore, be evaluated in light of the problems, expenses, delays and complications associated with a new business. As a result of the development-stage nature of the Company's business, additional operating losses can be expected. There can be no assurance that the Company can be operated profitably in the future. See "Management's Discussion and Analysis" and Note 3 to the Notes to the Company's Consolidated Financial Statements.

Limited Manufacturing Experience and Capacity
---------------------------------------------

     The Company believes that its current manufacturing facility is capable of producing approximately four to six kilograms per year of 97% or greater pure paclitaxel from crude bulk extract containing approximately 50% paclitaxel. Formulation and packaging of paclitaxel in single injection dosages will be performed by a contract packager. As of December 31, 1999, the Company has not negotiated a contract with any packager to perform such services. It maintains an efficient, ambient warehouse center to insure proper handling and shipping of the drugs. While the Company has been seeking additional and back-up manufacturers, there can be no assurance that it will be able to locate such manufacturers, or that it will be able to enter into agreements with such manufacturers. Although the Company believes that it has the capability to significantly expand production of bulk paclitaxel, should demand exceed the Company's manufacturing capacity, it may have to seek third party contract manufacturing. In such instance, there can be no assurance that the Company could locate satisfactory contract manufacturing services to perform such functions at all or on acceptable terms, or that it would have the funds or ability to develop such capability internally. In order to manufacture pharmaceutical products from its facility, the Company must obtain FDA approval that the facility is in compliance with cGMP. The Company has submitted the DMF of the facility to the US FDA. If such approval is not obtained, the manufacture of its product will have to be performed by current manufacturers who meet necessary regulatory requirements.

Limited Marketing Experience and Capacity
-----------------------------------------

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

Dependence upon Dr. Pandey and Other Key Personnel
--------------------------------------------------

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

Management of Staff Growth
--------------------------

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

Reliance on Collaborative Relationships
---------------------------------------

     The Company believes that it will need to enter into collaborative arrangements with other companies. There is no assurance that any collaborations will be completed, or if completed, that they will be successful. Should any collaborative partner fail in its contribution to the discovery, development, manufacture or distribution of a marketable product, the Company's business may be adversely affected.

Uncertainty Regarding Drug Development
--------------------------------------

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

Product and Professional Liability Exposure
-------------------------------------------

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

Uncertainty of Healthcare Reimbursement; Government Healthcare Reform Proposal
------------------------------------------------------------------------------

     The Company's ability to successfully commercialize paclitaxel and its other potential products may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers and other organizations. Significant uncertainty exists as to the reimbursement status of healthcare products and there can be no assurance that adequate third-party coverage will be available for the Company to maintain price levels sufficient for realization of an appropriate return on its investment in product development. During the past several years, the healthcare industry has been subject to an increase in government regulation of, among other things, reimbursement rates. In addition, major third-party payers, insurance companies, Medicare, and Medicaid have significantly revised payment procedures in efforts to contain healthcare costs.

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

Anti-Takeover Provisions
------------------------

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

Absence of Dividends; Dividend Policy
-------------------------------------

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

ITEM 2.   DESCRIPTION OF PROPERTY.
          ------------------------

     The Company conducts its operations in a state-of-the-art laboratory facility in New Brunswick, New Jersey. Organizations such as the Company that develop or produce pharmaceuticals must meet certain Federal and State standards. For each facility subject to such standards, specific operating procedures are developed to meet these standards, and compliance with those procedures is monitored on a regular basis by both the FDA and state regulators. Compliance with these standards and procedures is known as current Good
Laboratory Practices, or cGLP, for research operations, and current Good Manufacturing Practices, or cGMP, for manufacturing operations. The Company currently operates its facility in accordance with cGLP and cGMP; however, to date, the Company has not received the FDA certification for cGMP.

     The Company leases its office and laboratory space at 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901. The facility consists of approximately 25,000 square feet and at original execution of the lease the lessor was unaffiliated. Ownership of the lessor was subsequently transferred to a new investment group and Dr. Pandey invested personal funds to acquire an approximately 25% interest in the lessor. The lease expires on September 30, 2000, subject to three five-year extensions at the Company's option and an option by the Company to lease an additional 10,000 square feet. The Company's base rent is approximately $7,542 per month, which is subject to annual increases which commenced October 1, 1996 based upon increases in the consumer price index. In addition to base rent, the Company is responsible for its proportionate share of taxes and all other expenses of the building.

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

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     On March 2, 2000, the Company filed a complaint in the United States District Court for the District of New Jersey against the University of Texas M.D. Anderson Cancer Center and the Board of Regents of the University of Texas, as defendants. This complaint is for declaratory judgment against the defendants in connection with a certain Patent and Technology License Agreement dated August 18, 1997 (the "License Agreement"), which was the outgrowth of a Sponsored Laboratory Study Agreement dated December 12, 1995. The License Agreement granted to Xechem certain exclusive worldwide rights to use, license and sublicense patented technology related to a new formulation for the delivery of paclitaxel. The M.D. Anderson Cancer Center sent a letter to Xechem's counsel seeking to terminate the License Agreement. This letter also contained a counterproposal to Xechem, which Xechem rejected, and Xechem also rejected the claim that the License Agreement should be terminated. The defendants delivered a termination letter to Xechem purporting to terminate the License Agreement on the basis of the claim that Xechem was "insolvent." This alleged insolvency was based upon 1998 financial records. Xechem states in its complaint that it is currently solvent and denies the claim that it was insolvent in 1998. Xechem has made all required payments to the M.D. Anderson Cancer Center pursuant to the License Agreement.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
          -----------------------------------------------

     There was no Annual Meeting of Stockholders of the Company held in 1999.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

     On April 26, 1994, the Company's Common Stock, Warrants and units comprised of one share of Common Stock and one Warrant (the "Units") began trading on the Nasdaq SmallCap Market ("Nasdaq") under the symbols ZKEM, ZKEMW and ZKEMU, respectively. The Units ceased to separately trade on June 10, 1994; however, the Common Stock and Warrants continued to trade separately after such date. On February 4, 1997, the Company's Common Stock and Warrants were delisted from trading on the Nasdaq SmallCap Market. Since delisting, the Company's Common Stock and Warrants have traded on the OTC Bulleting Board. The Warrants expired on April 26, 1999 and no Warrants were exercised as the bid price of the Company's Common Stock was less than the Warrant exercise throughout the life of the Warrants.. The following table shows the high and low quotations, on a quarterly basis, of the Company's Common Stock from January 1, 1998 through December 31, 1999:

                                  Common Stock

----------------------------------------------------------------------------------------
             1998      1998     1998      1998      1999     1999      1999      1999
             First    Second    Third    Fourth    First    Second     Third    Fourth
            Quarter  Quarter   Quarter   Quarter  Quarter   Quarter   Quarter  Quarter
----------------------------------------------------------------------------------------
 High Bid    3/16      3/16     3/32      1/16      3/32     1/16      5/64      1/16
----------------------------------------------------------------------------------------
 Low Bid     3/16      1/8      1/16      1/32      3/64     1/32      1/32      1/32
----------------------------------------------------------------------------------------

                                    Warrants

----------------------------------------------------------------------------------------
             1998      1998     1998      1998      1999     1999
             First    Second    Third    Fourth    First    Second
            Quarter  Quarter   Quarter   Quarter  Quarter   Quarter
----------------------------------------------------------------------------------------
 High Bid     0         0        0          0         0         0
----------------------------------------------------------------------------------------
 Low Bid      0         0        0          0         0         0
----------------------------------------------------------------------------------------


     The Company has not declared or paid any dividends on its Common Stock.

     As of February 29, 2000, there were 219 record holders and approximately 1,200 beneficial owners of the Company's Common Stock. Dividends on the Common Stock are subordinated to the payment of dividends on the Company's outstanding Class A Voting Preferred Stock (the "Class A Preferred Stock"). The Class A Preferred Stock has a dividend preference of $.00001 per annum per share on the liquidation preference of $100 per share on a cumulative basis. As of February 29, 2000 there were 2,500 outstanding shares of Class A Preferred Stock.

SBX Nanocap System
------------------

     The Company has been chosen as one of 3,400 SEC-reporting companies to be included on the SBX Nanocap System, the new and innovative Internet-based order matching system (http://www.nanocaps.com), where investors can see at no charge the open order book and matched trade history and can place orders for Nanocap securities with features formerly available only to professional traders. Xechem's symbol on the Nanocap System is N2695. Individuals can view the open order book and place orders with their NASD member broker-dealer.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.2
          --------------------------------------

General
-------

     The Company is the holder of all of the capital stock of Xechem, Inc., a development stage bio-pharmaceutical company engaged in the research, development, and production of niche generic and proprietary drugs from natural sources. Xechem, Inc., was formed in March 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.), a publicly traded company. Xechem Laboratories (formed in 1993), XetaPharm, Inc. (formed in 1996) and Xechem (India) Pvt. Ltd. are subsidiaries of the Company. Xechem (Europe), an affiliate of Xechem, Inc., was closed in June 1999.

Results of Operations
---------------------

The Year Ended December 31, 1999 vs. The Year Ended December 31, 1998

     The following table sets forth certain statement of operations data of the Company for the cumulative period from inception (March 15, 1990) to December 31, 1999 and for each of the years ended December 31, 1999 and December 31, 1998.

                                                                    CUMULATIVE
                                                YEARS ENDED        INCEPTION TO
                                                DECEMBER 31         DECEMBER 31
                                                -----------         -----------
                                              1999        1998         1999
                                               (in thousands)
Revenue                                      $   358     $    88     $  1,135
Research and development expense             $   574     $ 1,258     $  8,887
Rent, general and administrative expenses    $ 2,633     $ 1,144     $ 10,373
Writedown of inventory and intangibles       $   186     $     0     $  1,723
(Loss) from operations                       $(3,035)    $(2,314)    $(19,848)

Revenue
-------

     The $270,000 increase in revenue from the year ended December 31, 1998 to the year ended December 31, 1999, which represented a 307% increase, was due primarily from the $300,000 increase in

-----------------------
     2 Some of the statements included in Item 7, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicates that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result that the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to the forward looking statements that may be made to reflect any future events or circumstances.

     Readers should carefully review the items included in Item 1, Description of Business - Risks Affecting Forward Looking Statements and Stock Prices, as they relate to any forward looking statements, as actual results could differ materially from those projected in the forward looking statement.

consulting fees in connection with the on going negotiations with a Chinese company. XetaPharm's revenues from the sale of over-the-counter natural health products, commonly known as nutraceuticals, decreased $26,000 or 46% from the year ended December 31, 1998 to the year ended December 31, 1999, due to limited marketing and no internal sales force.

Research and Development
------------------------

     The Company's research and development expenditures continue to emphasize compounds for niche generic anticancer, antiviral and antibiotic products which enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures decreased by $684,000 or 54% to $574,000, for the year ended December 31, 1999 as compared to the year ended December 31, 1998.

     Research and development operations continued to be curtailed in 1999, which resulted in a 54% reduction. This was done mainly due to unavailability of funding and the delay in attempting to market paclitaxel due to the FDA's grant of exclusivity to Bristol-Myers in the United States.

     Expenditures for research and development may increase during 2000 since the Company was able to finalize its pending application with the State of New Jersey for a credit based upon net operating losses, obtain additional financing and increase nutraceutical sales. The Company believes that increased research and development expenditures could significantly hasten the development of new products as well as the marketability of paclitaxel.

General and Administrative
--------------------------

     General and administrative expenses increased $1,489,000, or 130%, for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The significant changes for the period ending December 31, 1999 were an increase of $1,910,000 in non-cash compensation to employees, directors and consultants due to issuance of Company preferred and common stock, an increase in consulting fees of $53,000 and a decrease of $43,000 in all other administrative salaries and benefits. Bad debt expense decreased by $43,000, insurance expense increased by $14,000. Utilities decreased by $13,000 while other office expenses remained comparable to prior years. Travel, trade shows, and meals and entertainment decreased by $38,000. Legal fees decreased over $171,000 in 1999 as compared to 1998, accounting fees decreased over $12,000 for the same period. Miscellaneous expense decreased $100,000 for the year ended December 31, 1999 as compared to the year ended December 31, 1998 due to corrections to prior year balance sheet adjustments and over accruals. There was also a $25,000 decrease in sales and use tax due to a one time charge in 1998.

     The Company does not anticipate that the general and administrative expenses will have any major increases in it's cost of operations till the hiring of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. The exact number and nature of persons hired, and the Company's expenses for such persons, will depend on many factors, including the capabilities of those persons who seek employment with the Company and the availability of funding to finance these efforts.

     The Company's loss from operations totaled $3,035,000, an increase of $721,000, or 31%, for the year ended December 31, 1999 as compared to the year ended December 31, 1998.

     Interest expense increased approximately $29,000, doubling to $58,000, in the year ended December 31, 1999 as compared to the year ended December 31, 1998. This was due to the Company having interim loans from related parties of $661,000.

Writedown of Inventory
----------------------

     Inventories were devalued by $186,000 in 1999 due to slow movement of XetaPharm's product line. Raw gugulon extract, valued at $180,000, which is used for the production of Gugulon(TM) was written off due to slowness in the sales of the product line. The remainder was obsolete packaging materials.

Liquidity and Capital Resources; Plan of Operations
---------------------------------------------------

     On December 31, 1999, the Company had cash and cash equivalents of $632,000, negative working capital of $347,000 and stockholder's equity of $249,000.

     As a result of its net losses to December 31, 1999 and accumulated deficit since inception, the Company's accountants, in their report on the Company's financial statements for the year ended December 31, 1999, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company's research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of the Company's proposed products cannot be estimated with precision. The Company expects research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

     In May 1995 the Company filed a Drug Master File ("DMF") with the Food and Drug Administration ("FDA") for the Company's facilities. The Company has completed its technology validation and filed a DMF for paclitaxel in June 1997; however, the Company's facilities have yet to be inspected by the FDA for current Good Manufacturing Practices ("cGMP"). The Company has sufficient raw materials to produce commercial bulk paclitaxel that has a market value of approximately $2,000,000 at current prices, however the book value was written down to $0.00 in 1997, and anticipates, but can provide no assurances, that it will commence sales of paclitaxel in the international market in 2000. Prior to commencing such sales, the Company must file for and obtain approvals from appropriate regulatory agencies in foreign jurisdictions. The Company is currently making use of a grant from the State of New Jersey for ISO - 9000 training to gain ISO - 9001 certification before the end of year 2000. Additionally, to the extent the Company elects to manufacture bulk paclitaxel domestically and ship it overseas for packaging, the Company's facilities must be approved for cGMP and the product must either be approved for an investigational new drug exemption (not currently so approved), or deemed in compliance with the laws of 24 industrialized "tier one" countries (not yet so approved). Otherwise, the Company can produce the product entirely overseas; however, it most likely would subcontract production to others from raw material or partially processed raw material provided by the Company, and might also enter into joint venture or other marketing arrangements for sale of the product overseas. There can be no such assurance that necessary approvals will not be delayed or subject to conditions or that the Company will be able to meet such conditions. In addition, the Company has no experience in marketing pharmaceutical products for human consumption and there can be no assurance that the Company will be able to successfully market its paclitaxel product in bulk, or indirectly through others, or be able to obtain satisfactory packaging of the product in single dosage vials from an independent manufacturer.

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

     On April 4, 2000, the Company signed a joint venture agreement with J & M Consultants, LTD ("J&M") to establish Xechem Pharmaceutical China Ltd. with offices in Hong Kong and Beijing, Peoples Republic of China.The purpose of establishing Xechem China is to carry on the business of, manufacturing, marketing and distributing pharmaceutical and nutraceutical products. Xechem China will also carry out research, development, clinical studies and production of new drugs based on the Company's technology related to traditional Chinese medicine and other disciplines, provide consulting services for drug development and set up a certified laboratory in P.R. China to screen, verify and certify pharmaceutical products for the public.

     In an exclusive License Agreement with Xechem China, the Company will allow the use of its patents, trademarks and technical information to manufacture, market and sell the products in the Territory of People's Republic of China, Hong Kong, Macao, Taiwan (The Republic of China), Mongolia, Korea, Singapore, Malaysia, Indonesia, Republic of Philippines, Thailand, Vietnam, Brunei,
Cambodia, Myanmar, and such other countries or regions which may be agreed between the parties. A non-exclusive license is granted in Japan. J & M has committed a sum of HK$ 9,500,000 and management support to the joint venture and up to $240,000 as an interest free loan to Xechem over 24 months. Profits of the joint venture are to be split 55% to J & M and 45% to the Company.

     In the first phase, Xechem China will commence the (i) pre-clinical and clinical studies of a new paclitaxel formulation for ovarian and breast cancers,
(ii) toxicological studies on two of Xechem's second generation patented paclitaxel analogs and (iii) registration of Xechem/XetaPharm's nutritional products (GinkgoOnce(R), GarlicOnce(R), GinsengOnce(R), Gugulon(TM), Co-Enzyme Q-10 and Vida Pras(TM)).

ITEM 7.   FINANCIAL STATEMENTS.
          ---------------------

     The following financial statements of Xechem International, Inc. and subsidiaries are separately prepared and numbered independently of the other narrative portions of this Form 10-KSB.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Xechem International, Inc.

     We have audited the accompanying consolidated balance sheets of Xechem International, Inc. and its subsidiaries (a development stage enterprise) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999 and for the period from inception to December 31, 1999 then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company's financial statements from inception through December 31, 1997 were audited by other auditors whose report dated March 20, 1998, expressed an unqualified opinion thereon with an explanatory paragraph expressing uncertainty about the Company's ability to continue as a going concern. The other auditors' report has been furnished to us and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such auditors.

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

     In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xechem International, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended and for the period from inception to December 31, 1999 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming Xechem International, Inc. and its subsidiaries will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          Wiss & Company, LLP

Livingston, New Jersey
February 18, 2000

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,
                                                           1999             1998
                                                           ----             ----
Current Assets:
   Cash                                               $    632,000     $     41,000
   Accounts receivable less allowance for doubtful
       accounts of $4,000 and $15,000                       13,000           14,000
   Inventory:
       Raw materials                                            --          212,000
       Finished goods                                      133,000          150,000
   Prepaid expenses and other current assets                 1,000           85,000
                                                      -----------------------------
   TOTAL CURRENT ASSETS                                    779,000          502,000

 Equipment, less accumulated depreciation
     of $789,000 and $646,000                              621,000          794,000
 Leasehold improvements, less
     accumulated amortization                              581,000          649,000
 Loans receivable - related parties;
     less allowance for doubtful accounts
     of $118,000 for 1998                                       --           12,000
 Cash surrender value of officer's life insurance           35,000           43,000
 Deposits                                                   20,000           19,000
                                                      -----------------------------
                                                      $  2,036,000     $  2,019,000
                                                      =============================
CURRENT LIABILITIES
   Accounts payable                                   $    678,000     $    678,000
   Accrued expenses to related parties                     253,000          138,000
   Accrued liabilites to others                            149,000          220,000
   Loans payable                                           359,000        1,143,000
   Other current liabilities                                36,000           45,000
                                                      -----------------------------
     TOTAL CURRENT LIABILITIES                           1,475,000        2,224,000
                                                      -----------------------------
NOTES PAYABLE-RELATED PARTIES                              312,000          298,000
                                                      -----------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY
   Class A voting preferred stock, $ .00001 par
     value, 2,500 shares authorized; 2,500
     shares issued and outstanding                              --               --
   Class B 8% preferred stock, $ .00001 par
     value, 1,150 shares authorized; none
     outstanding                                                --               --
   Class C preferred stock, $ .00001 par
     value, 2,996,000 shares authorized;
     200,000 shares issued and outstanding                      --               --
   Common stock,$.000001 par value,
      247,000,000 shares authorized;
      240,460,000 issued and outstanding                     2,000            1,000
   Additional paid in capital                           32,740,000       29,562,000
   Deficit accumulated during development stage        (32,493,000)     (30,066,000)
                                                      -----------------------------
   TOTAL STOCKHOLDERS EQUITY                               249,000         (503,000)
                                                      -----------------------------
                                                      $  2,036,000     $  2,019,000
                                                      =============================

                  XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATION

                                                                               MARCH 15 1990
                                                                               -------------
                                                                                  (DATE OF
                                                                                  --------
                                                                               INCEPTION) TO
                                                                               -------------
                                               YEAR END DECEMBER 31,            DECEMBER 31,
                                               ---------------------            ------------
                                              1999               1998               1999
                                              ----               ----               ----
Revenues:
   Consulting fees from Asian company    $      300,000     $           --     $      300,000
   Other                                         58,000             88,000            835,000
                                         ----------------------------------------------------
                                                358,000             88,000          1,135,000
                                         ----------------------------------------------------
EXPENSES:
   Research and development                     574,000          1,258,000          8,887,000
   General and administrative                 2,633,000          1,144,000         10,373,000
   Writedown of inventory
      & intangibles                             186,000                 --          1,723,000
                                         ----------------------------------------------------
                                              3,393,000          2,402,000         20,983,000
                                         ====================================================

   LOSS FROM OPERATIONS                      (3,035,000)        (2,314,000)       (19,848,000)
                                         ----------------------------------------------------
OTHER INCOME(EXPENSE) - NET:

   Interest Expense - Related Party             (58,000)           (23,000)        (8,670,000)

   Interest Expense                                  --             (6,000)        (4,925,000)

   Sale of New Jersey net operating
    loss carryforwards                          651,000                 --            651,000

   Other(net)                                    16,000              6,000            299,000
                                         ----------------------------------------------------
                                                609,000            (23,000)       (12,645,000)
                                         ----------------------------------------------------

   NET LOSS                              $   (2,427,000)    $   (2,337,000)    $  (32,493,000)
                                         ====================================================

BASIC AND DILUTED LOSS PER SHARE         $        (0.01)    $        (0.02)
                                         =================================
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING               279,197,000        131,791,000
                                         =================================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS EQUITY

                                                                                           Additional   Deficit Accumulated
                                                               Number of                     Paid-In    During Development
                                                             shares issued       Par Value   Capital           Stage
                                                             ---------------------------------------------------------------

SUMMARY OF COMMON STOCK TRANSACTIONS FROM INCEPTION (March 15, 1990) TO DECEMBER 31, 1997:
    Common stock issued to Dr. Pandey in 1990 in exchange
      for equipment recorded at transferror's cost                      --        $   --   $    125,000

    Laboratory and research equipment contributed to capital
      by Dr. Pandey in 1990 and 1991                                    --            --        341,000

    Contribution to capital relating to unconsummated
      acquisition in 1992                                               --            --         95,000

    Exchange of securities of newly formed parent for
      outstanding securities of entities owned by Dr. Pandey     4,371,000            --     13,840,000

    Initial public offering in 1995 at $ 5 per share,
       less related expenses                                     1,150,000            --      4,543,000

    Stock options granted at exercise prices below market:
                    1994                                           210,000            --         51,000
                    1995                                           659,000            --      1,110,000
                    1996                                            54,000            --         18,000
                    1997                                           126,000            --         31,000

    Private placements, less related expenses:
      In 1995 at $ 3.00 per share                                  119,000            --        389,000
      In 1996 at $ 3.00 per share, net of a related
        66,000 shares returned by Dr. Pandey                       163,000            --         53,000
      In 1997 at $ 0.05 per share                               45,020,000            --      2,291,000

    Shares issued in 1996 at $ 0.38 per share upon
      termination of agreement to sell a minority interest
      in a subsidiary                                              260,000            --        100,000

    Conversion of preferred stock into common stock at
      $ 1.25 to $ 1.75 per share less related costs:
                    In 1996                                      1,686,000            --      1,995,000
                    In 1997                                     45,120,000         1,000      2,131,000

    Conversion of debt into common stock in 1996 at
      $ 0.25 per share                                           1,478,000            --        369,000

    Shares issued in settlement of a lawsuit in 1996
      valued at $ 1.31 per share                                    25,000            --         33,000

    Conversion of Dr. Pandey's preferred stock and
      debt into common stock in 1997 at $ 0.0625 per share      19,430,000            --      1,214,000

    Other                                                               --            --         16,000
                                                               ----------------------------------------------------------
BALANCES AT DECEMBER 31, 1997                                  119,871,000       $ 1,000   $ 28,745,000     $(27,729,000)

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS EQUITY

                                                                                           Additional   Deficit Accumulated
                                                               Number of                     Paid-In    During Development
                                                             shares issued       Par Value   Capital           Stage
                                                             ---------------------------------------------------------------
    BALANCES FORWARDED AT DECEMBER 31, 1997                    119,871,000        $1,000   $ 28,745,000     $(27,729,000)

    YEAR ENDED DECEMBER 31, 1998:
        Private placement at $ 0.05 per share                   11,180,000            --        559,000

        Contribution to capital by stockholders of
          equity interest in Xechem-India                               --            --         79,000

        Conversion of debt into common stock
          at $ 0.05 per share                                    8,800,000            --        440,000

        Stock issued to Fortress Financial at
          $ 0.0001 per share                                       800,000            --             --

        Return of capital to David Blech
          or his designees                                              --            --       (261,000)

        Net loss for year                                               --            --             --       (2,337,000)
                                                             -----------------------------------------------------------
    BALANCES AT DECEMBER 31, 1998                              140,651,000         1,000     29,562,000      (30,066,000)

    YEAR ENDED DECEMBER 31, 1999:
        Sale of common stock pursuent to Blech
          agreement at $0.01 per share                          44,554,000            --        444,000

        Conversion of debt due related
          parties at $ 0.01 per                                 44,181,000            --        360,000

        Shares issued to directors, employees and
          consultants for services valued at
          $ 0.037 per share                                     11,074,000            --        410,000

         Capital arising from issuance of
           Class C Stock (Note 7):
              Series 4                                                  --            --        400,000
              Series 5                                                  --            --      1,564,000

        Net loss for year                                               --            --             --       (2,427,000)
                                                             -----------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                                  240,460,000       $ 1,000   $ 32,740,000     $(32,493,000)
                                                             ===========================================================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          March 15, 1990
                                                                                       (date of inception)
                                                             Years ended December 31,     to December 31,
                                                         ------------------------------------------------
                                                              1999             1998             1999
                                                              ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                             $ (2,427,000)    $ (2,337,000)    $(32,493,000)
    Adjustments to reconcile net loss to net cash
      Provided (used) by operating activities:
      Depreciation                                            143,000          177,000          692,000
      Amortization                                             68,000           68,000          605,000
      Interest and compensation expense in connection
        with issuance of equity securities                  1,973,000               --       16,233,000
      Write down of inventories                               186,000               --        1,206,000
      Write down of patents                                        --               --          517,000
      Loss on investment in related party                      54,000           35,000           89,000

    Changes in operating assets and liabilities
     (Increase) decrease in:
        Accounts receivable                                     1,000           52,000          (13,000)
        Inventories                                            43,000         (146,000)      (1,334,000)
        Prepaid expenses                                       84,000          108,000           74,000
        Other current assets                                       --          148,000           43,000
        Other                                                      --            2,000          (30,000)
      Increase (decrease) in:
        Accounts payable                                           --          174,000          678,000
        Other current liabilities                              (9,000)        (121,000)          (4,000)
        Accrued expenses                                       44,000          196,000          402,000
                                                         ----------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                 $    160,000     $ (1,644,000)    $(13,335,000)
                                                         ----------------------------------------------

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                          March 15, 1990
                                                                                       (date of inception)
                                                             Years ended December 31,     to December 31,
                                                         ------------------------------------------------
                                                             1999             1998             1999
                                                         ------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                 $    160,000    $  (1,644,000)    $(13,335,000)
                                                         ----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Patent issuance costs                                          --               --         (548,000)
    Purchases of equipment and
      leasehold improvements                                  (24,000)         (40,000)      (1,975,000)
    Investment in related party                                12,000          (35,000)         (23,000)
    Other                                                       7,000          (43,000)          (8,000)
                                                         ----------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES:                      (5,000)        (118,000)      (2,554,000)
                                                         ----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from related party loans                         363,000               --        1,658,000
    Proceeds from notes payable - others                           --          170,000          628,000
    Proceeds from interim loans                                    --        1,056,000        2,947,000
    Capital contribution                                           --               --           95,000
    Payments on interim loans                                      --         (193,000)        (498,000)
    Payments on notes payable - others                         (5,000)              --         (525,000)
    Payments on stockholder loans                            (365,000)              --         (572,000)
    Proceeds from issuance of capital stock                   443,000          719,000       12,788,000
                                                         ----------------------------------------------

    NET CASH FLOWS FROM FINANCING ACTIVITIES:                 436,000        1,752,000       16,521,000
                                                         ----------------------------------------------
    NET CHANGE IN CASH                                        591,000          (10,000)         632,000
CASH, BEGINNING OF PERIOD                                      41,000           51,000                0
                                                         ----------------------------------------------
CASH, END OF PERIOD                                      $    632,000    $      41,000     $    632,000
                                                         ==============================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the periods for:
      Interest paid - related party                      $     33,000    $          --     $    138,000
                                                         ==============================================
      Interest paid - other                              $         --    $      28,000     $    161,818
                                                         ==============================================
      Income taxes paid                                  $         --    $          --     $         --
                                                         ==============================================
NONCASH FINANCING ACTIITIES
   Net assets of Xechem India contributed to
     capital and minority interest                       $         --    $     118,000     $    118,000
                                                         ==============================================
   Liabilities exchanged for preferred
     and common stock                                    $    921,000    $          --     $    921,000
                                                         ==============================================

See notes to consolidated financial statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 1    NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF THE BUSINESS
----------------------

The Company is engaged in one business segment, the research and technology development of generic and proprietary drugs from natural sources. Research and development efforts focus principally on antifungal, anticancer, antiviral (including anti-AIDS) and anti-inflammatory compounds, as well as antiaging and memory enhancing compounds. The Company is particularly committed to developing drugs from sources derived from Chinese and Indian folklore and niche generic anticancer drugs developed by fermentation or from other natural processes. Additionally, the Company provides technical and analytical laboratory services including the testing of chemicals, cosmetics, food, household and pharmaceutical products on a contract basis. The Company also provides consulting services for development and pilot-plant production of pharmaceuticals for companies on a contract basis. The Company also develops and markets a natural food and dietary supplement line of products. Operations have consisted primarily of financial planning, raising capital, and research and development activities; minimal revenues have been earned to date.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Xechem International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc., XetaPharm, Inc. and Xechem (India) Pvt. Ltd. (collectively the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION - The Company records revenue when all contracted services have been performed or when products have been shipped to the customer.

FINANCIAL INSTRUMENTS - Financial instruments include cash and equivalents, accounts receivable, marketable securities, other assets, notes and accounts payable, accrued expenses and long-term debt. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

CASH - The Company considers all highly liquid investments with an original maturity of three months to be cash equivalents. At December 31, 1999 and 1998, the Company had no cash equivalents.

INVENTORIES - Inventories are stated at the lower of cost on a first-in, first-out basis or market. Inventories at December 31, 1998 were principally comprised of raw materials and finished goods of XetaPharm's dietary supplement products. However, the remaining amount of raw materials at December 31, 1999 was written off based upon recent sales activity.


IMPAIRMENT - Long-lived assets of the Company are reviewed at least annually as to whether their carrying value has become impaired. Long-lived assets, if impaired,  are  written  down to fair  value,  whenever  events  or  changes  in circumstances  indicate  that  the  carrying  amount  of the  asset  may  not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives.

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

DEPRECIATION AND AMORTIZATION - Depreciation and amortization are provided using the straight-line method over estimated lives of 5 to 15 years. Depreciation and amortization expense for equipment and leasehold improvements for the years ended December 31, 1999 and 1998 was $211,254 and $244,394 respectively.

PATENTS - The cost of patents is charged to cost of operations when incurred

GOVERNMENT GRANTS - The Company has obtained a grant from the National Cancer Institute for a project entitled Bioactive Natural Products from Marine
Extremophiles. At December 31, 1999 the company has a contingent liability to repay, in whole or in part, grants received of approximately $30,000 in the event the Company does not meet its obligations under the terms of the grant. Government grants are recognized as income as the related costs are incurred.

RESEARCH AND DEVELOPMENT COSTS - Expenditures for research and development activities are charged to operations as incurred.

STOCK-BASED COMPENSATION - The Company recognizes compensation expense when the exercise price of employee stock options is below the market price of the underlying stock on the date of grant ("intrinsic value method").

ESTIMATES AND UNCERTAINTIES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates. It is reasonably possible that the Company's estimate that the carrying amount of such assets will be recoverable from future operations will change in the near term given the uncertainty about the Company's ability to continue as a going concern as more fully discussed in Note 2.

CONCENTRATION OF CREDIT RISK - The Company maintains cash balances at three different financial institutions in New Jersey. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has over $600,000 in one account which is insured by the Federal Deposit Insurance Corporation up to $100,000 which leaves a low level risk on the balance.

LOSS PER SHARE - Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common and preferred shares outstanding for the period. The shares issuable upon the exercise of outstanding warrants and options have been excluded since the effect would be antidilutive, due to net losses for all periods presented; accordingly, diluted loss per share is the same as basic loss per share for all periods reported.

NOTE 2    OPERATING  AND  LIQUIDITY   DIFFICULTIES  AND  MANAGEMENT'S  PLANS  TO
          OVERCOME THEM:

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, the Company has incurred net losses for the years ended December 31, 1999 and 1998; has an accumulated deficit since inception and has cumulative negative cash flows from operations since inception. The Company is in the development stage and has realized minimal revenues to date. The Company's research and development activities are at an early stage and the time and money required to develop the commercial value and marketability of the Company's proposed products cannot be reasonably estimated. The Company expects research and development activities to continue to require significant cash expenditures for an indefinite period in the future. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern.

The Company has financed research and development activities principally through capital contributions and loans made by its stockholders and other investors, banks, and through funds received under the Blech Purchase Agreement.

PLANS

During the two years ended December 31, 1999, the Company has cut administrative expenses, reduced its monthly cash requirements and has sold a portion of it's state net operating loss carryforwards.

There can be no assurance that management's plans to obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

With the recent inflow of cash from the sale of NOL's in December 1999 and the anticipated sale of NOL's from 1998 and 1999 the Company has improved. This has spurred interest in the Company both domestically and overseas, while no formal agreements are yet in place the Company believes its prospects will be improved in the near future.

NOTE 3    BLECH PURCHASE AGREEMENT

On November 18, 1996, the Company entered into an agreement (the "Blech Purchase Agreement") with David Blech and/or his designees ("Blech") providing for the sale of up to 55,000 shares of Class C Series 2 Voting Cumulative Preferred Stock (the "Series 2 Preferred Shares") for a purchase price of $100 per share ($5,500,000 in the aggregate), or the underlying shares of Common Stock at a conversion price of $.05 per common share.

In February 1997, in accordance with the terms of the Blech Purchase Agreement, Dr. Pandey converted his Class B 8% Preferred Stock and notes receivable into 12,144 shares of Class C Series 3 Preferred Shares for a price of $100 per share. Subsequently, these shares were converted into 19,430,400 shares of Common Stock at a conversion price of $.0625 per common share. In June 1998, Blech completed the obligations under this agreement.

During 1999, Blech , his wife and the trustee of the Edward A. Blech Trust granted to Dr. Pandey an irrevocable proxy to vote all of the shares under his control.

NOTE 4    INCOME TAXES

Income taxes are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Prior to the consummation of the Public Offering (in May 1994), the Company was an "S" corporation and, as such, losses incurred from the date of inception to April 26, 1994 to this date are not available to the Company as tax loss carryforwards.

Since 1994, the Company has approximate net operating loss carryforwards for Federal income tax purposes as follows:

             Amount                Expiration Date
             ------                ---------------
           $3,175,000                   2009
            3,150,000                   2010
            3,250,000                   2011
            3,750,000                   2012
            2,250,000                   2013
            2,400,000                   2014

SFAS No. 109 requires the establishment of a deferred tax asset attributable to operating loss carryforwards. The deferred tax asset attributable to operating loss carryforwards amounted to approximately $ 6,291,000 at December 31, 1999. Because the Company's cumulative losses since inception, however, raise questions about the future recoverability of any deferred tax asset established for the Company's tax loss carryforwards, a corresponding valuation allowance of the same amount has been established. Accordingly, no deferred tax asset is reflected in these financial statements.

During 1999, the Company and its subsidiaries transferred the tax benefit of their unused pre-1998 New Jersey net operating loss carryforwards of $784,000 in exchange for $651,000 pursuant to a state program to finance emerging technology and biotechnology companies.

NOTE 5    RELATED PARTY TRANSACTIONS

LOANS RECEIVABLE - In 1998 and 1997, the Company made loans totaling $60,000 and $90,000, respectively to Consumers Choice Systems, Inc. ("CCS"), a company engaged in the marketing and distribution of products in the over-the-counter pharmaceutical market. The Company has entered into negotiations with CCS in connection with possible distribution of XetaPharm nutraceuticals. CCS is engaged in a private offering of its securities, and upon completion of this offering, The Edward A. Blech Trust would own approximately 30.8% of CCS' common stock.

In September 1998, the Company agreed to accept 46,000 shares of stock with an agreed upon value of $34,500 as partial repayment of the loan. However, a 100% valuation allowance was recorded due to the financial condition of CCS. Thus, the investment in CCS was reduced to zero. At December 31, 1998, CCS had a net loan balance of $11,000 after a reserve of $44,000. In December 1999 this loan was deemed totally uncollectable and was written off .

NOTES PAYABLE - The Company owes Dr. Pandey $565,000 as of December 31, 1999 from advances ($312,000), accrued interest ($101,000), accrued salary ($121,000) and accrued expenses ($31,000).

XECHEM INDIA - The Company currently receives its supplies of plant extracts from India through informal collaborative relationships. Dr. Pandey and his brothers had incorporated a corporation in India ("Xechem India") which was established to formalize such relationships by obtaining contracts for dependable supplies of plants and other raw materials. Based on its discussions with Indian sources for such materials, the Company believed that an Indian corporation would obtain such contracts on significantly better terms than would a United States-based corporation. Xechem India may also conduct certain research, manufacturing, and marketing activities in India. In 1998, as a contribution to the Company's capital, Dr. Pandey transferred his 66-2/3% interest in Xechem India to the Company for no consideration other than reimbursement of amounts Dr. Pandey advanced for organizational expenses (approximately $5,000). Dr. Pandey's brothers will initially own the remaining equity in Xechem India, some or all of which the Company anticipates will be made available to other, unrelated, persons in India..

LEASES - Dr. Pandey owns 25% of the lessor of it's operating facility as a limited partner (See Note 6).

LOANS PAYABLE - Loans payable at December 31, 1999 totaled approximately $328,000, consisting principally of two loans to the Company during 1996 aggregating to $115,000 and four additional loans to the Company aggregating $170,000 in 1999. The individual has agreed to extend the term of the loans , which aggregate $298,000, to expire in September 2000 and simple interest will be at 12% per annum. In December of 1999, the individual also made a short-term loan in the amount of $20,000.

NOTE 6    COMMITMENTS

EMPLOYMENT CONTRACTS

Dr. Pandey is employed pursuant to Agreements through July 2004 which provide for a salary of $140,000 a year commencing July 1, 1992, subject to annual increases in proportion to the increase in the consumer price index. In addition a royalty payment is due Dr. Pandey or his estate or designees in the amount of 2-1/2% of the Company's net profits before taxes, as determined under generally accepted accounting principles, with respect to any products developed by the Company during Dr. Pandey's tenure with the Company whether prior to or after the term of the Employment Agreement, which royalty will continue to be paid to Dr. Pandey and/or his successors so long as any such products are sold by the Company (regardless of whether Dr. Pandey is actually employed by the Company at the time of such sale).

Dr. Pandey has agreed to defer all unpaid compensation otherwise payable to him under these agreements until such time as the Company has the funds to pay the same to him. At December 31, 1999 unpaid compensation totaled $121,000.

In May 1997 the Company entered into an agreement to pay an employee, $43,000 per year until May 31, 2000. The agreement was terminated in June 1999 and no further payments are due.

LEASES - The Company leases its facilities under an operating lease that began in April 1991 and expires on September 30, 2000. In 1996, Dr. Pandey purchased a 25% beneficial ownership in the lessor as a limited partner in such entity, which may be deemed to be an affiliate of Dr. Pandey. The lease provides the Company with renewal options for three additional five-year periods. Rent expense under the operating lease amounted to approximately $90,000 for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, the Company owes rent totaling approximately $140,000. Future minimum payments under non-cancelable at December 31, 1999 were $88,000 all due in 2000.

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

In 1999 and 1998, no purchases were made.

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

                               1st Year         $25,000
                               2nd Year          35,000
                               3rd Year          45,000
          Each year for 17 years thereafter      50,000

In 1999 and 1998, the Company did not generate any sales with respect to the agreement, and no royalties were paid.

LOVASTATIN AGREEMENT - In March 1997, the Company acquired a strain and related technology to produce Lovastatin for a total purchase price of $300,000, payable $50,000 upon delivery, $50,000 upon initial laboratory verification, $100,000 upon additional laboratory verification and $100,000 upon the earlier of commercial production or two years after delivery of the strain and related technology. For accounting purposes, the payments have been considered research and development incurred at the earliest date to which they become payable. At December 31, 1998, a total of $200,000 has been recorded of which $100,000 has been paid. There has been no activity in 1999 but the Company intends to continue with the agreement.

NOTE 7    STOCK OPTIONS AND WARRANTS:

The Company's Stock Option Plan provides for the grant of up to 12,600,000 shares of Common Stock to employees with incentive stock options ("ISOs") and non-qualified stock options to employees, consultants and directors. The Plan is administered by the Board of Directors or a committee.

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

On January 15, 2000, the Company, in consideration for future services, granted five year options to 2 law firms entitling them to purchase a total of 1,500,000 shares of common stock at $ .01 per share.

At December 31, 1999, options outstanding are summarized as follows:

Range of Exercise Prices      Options Outstanding         Weighted Average Price
------------------------      -------------------         ----------------------
    $ .01 to $  .34                 1,356,000                     $ .07
    $ .66 to $ 5.00                   160,000                     $ .80

A summary of stock option activity under all plans is as follows (shares in thousands):

                                          1999                    1998
                                 ----------------------   ----------------------
                                            Weighted-               Weighted-
                                            ---------               ---------
                                             Average                 Average
                                             -------                 -------
                                 Shares  Exercise Price   Shares  Exercise Price
                                 ------  --------------   ------  --------------

OUTSTANDING ON JANUARY 1,         1,626     $   0.14       1,683     $   0.14

Granted                              50     $   0.07         330         0.21
Exercised                            --           --           0         0.00
Forfeited/Expired                   160     $   0.04         387         0.40
                               --------     --------    --------     --------

  OUTSTANDING ON DECEMBER 31,     1,516     $   0.14       1,626     $   0.14
                               ========     ========    ========     ========


  EXERCISABLE ON DECEMBER 31,       885     $   0.15         515     $   0.14
                               ========     ========    ========     ========

The following table summarizes information about stock options at December 31,1999 (shares in thousands):

                       Outstanding Stock Options           Exercisable Stock Options
                       -------------------------           -------------------------
                             Weighted-
                             ---------
                              Average          Weighted
                              -------          --------
   Range of                  Remaining          Average             Weighted-Average
   --------                  ---------          -------             ----------------
Exercise Prices   Shares  Contractual Life  Exercise Price  Shares  Exercise Price
---------------   ------  ----------------  --------------  ------  --------------
$0.01 to 0.26      1,239         7.3             $0.04        885        $0.15
$0.27 to 0.50        117         7.8             $0.32         --        $  --
$0.56 to 1.00        160         7.9             $0.80         --        $  --
                   -----       -----             -----       ----        -----
     Totals        1,516         7.4             $0.14        885        $0.15
     ------        =====       =====             =====       ====        =====

Had compensation cost for the stock option plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative method set forth under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's proforma net loss and proforma net loss per share would have been as follows:

                                             Year Ended December 31,

                                              1999            1998
                                              ----            ----
Net Loss:
   As Reported                            $  ( 2,427)     $   (2,337)
   Pro Forma                              $  ( 2,429)     $   (2,345)
Net Loss Per Share:
   As Reported                            $    (0.01)     $    (0.02)
   Pro Forma                              $    (0.01)     $    (0.02)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively; dividend yields of $-0- for each year, expected volatility of approximately 116 % in 1999 and 182% in 1998, risk-free interest rates of 6.1 percent for each year and expected lives of 10 years for both years. The weighted-average fair value of options granted was $ 0.07 and $0.21 for the years ended December 31, 1999 and 1998, respectively.

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

In 1999, 50,000 options were granted to a new employee as an incentive to join the Company.

REDEEMABLE WARRANTS - In connection with the Public Offering, 1,150,000 warrants were issued pursuant to an agreement, dated April 26, 1994, (the "Warrant Agreement"), between Xechem and Continental Stock Transfer & Trust Company, as warrant agent (the "Warrant Agent").

The Warrants were immediately separable from the shares of Common Stock included in the Units in the Public Offering. Each Warrant originally entitled the holder to purchase, at any time until April 26, 1999, one share of Common Stock at an exercise price of $6.00 per share, subject to certain adjustments. As a result of various issuances of Common Stock since April 1994, the exercise price per share has been substantially reduced to a price below $0.50 per share and will be subject to further adjustments as additional issuances are made under the Blech Purchase Agreement. The number of shares deliverable on exercise of each warrant increases in proportion to each decrease in the per share exercise price. The Warrants may be exercised in whole or in part. Unless exercised, the Warrants will automatically expire on April 26, 1999, unless extended by the Company.

The Company may at any time redeem the Warrants, in whole or in part, at the option of the Company, upon not less than 30 days' notice, at a price of $0.10 per Warrant, provided that (a) the then-current market price of the Common Stock is at least 175% of the then-current exercise price of the Warrants for 20 consecutive business days ending within 30 days of the date of the notice of redemption and (b) the Company is in compliance with its obligations to register under the Securities Act the shares of Common Stock issuable on exercise of the Warrants. If the Company exercises its right to redeem the Warrants, such Warrants will be exercisable until the close of business on the date fixed for redemption in such notice. If any Warrant called for redemption is not exercised by such time, it will cease to be exercisable and the holder thereof will be entitled only to the redemption price.

Pursuant to the Warrant Agreement, the Company, by notice to the Warrant Agent, may reduce the exercise price, permanently or for such period as it may determine, or extend the expiration date of the Warrants. The Warrant Agent is required to send a notice of any such change to each registered holder of Warrants. At December 31, 1998, there were 1,150,000 Warrants outstanding. The Warrants expired on April 26, 1999 and no Warrants were exercised, as the bid price of the Company's Common Stock was less than the Warrant exercise price throughout the life of the Warrants

NOTE 8    RIGHTS OF HOLDERS OF PREFERRED STOCK:

CLASS A VOTING PREFERRED STOCK - There are currently outstanding 2,500 shares of Class A Preferred Stock. The holder of Class A Preferred Stock is entitled to receive dividends of $.00001 per share, and $.00001 per share in liquidation, before any dividends or distributions on liquidation, respectively, may be paid to the holders of Common Stock. The holder of the Class A Preferred Stock is entitled to cast 1,000 votes per share except as may be required by the Delaware General Corporation Law, and except that the affirmative vote or consent of the holders of a majority of the outstanding Class A Preferred Stock is required to approve any action to increase the number of authorized shares of Class A Preferred Stock, to amend, alter, or repeal any of the preferences of the Class A Preferred Stock, or to authorize any reclassification of the Class A Preferred Stock. Dr. Pandey owns all of the outstanding Class A Preferred Stock. The Company may redeem the Class A Preferred Stock for $.00001 per share at any time after May 3, 2009, however, pursuant to the private offering of the Company's Common Stock in 1995-6, Dr. Pandey agreed with the underwriter to redeem the Class A Preferred Stock in 1999. As of December 31, 1999 Dr. Pandey is still the holder of record.

CLASS B 8% PREFERRED STOCK - The 8% Preferred Stock is entitled to cumulative dividends on the liquidation preference at the rate of 8% per annum, payable quarterly. The 8% Preferred Stock may be redeemed at any time, in whole or in part, at the option of the Company for a redemption price equal to the liquidation preference plus accrued and unpaid dividends. After the fifth anniversary of issuance, the holders of 8% Preferred Stock may, at each holder's option, convert such 8% Preferred Stock into Common Stock at a conversion price equal to $5.00 per share; provided that if a change in control has occurred such shares may be converted, regardless of whether five years have elapsed at a conversion price equal to the least of (I) $5.00, (II) 25% of the then-current market price of the Common Stock or (III) the lowest price paid by the hostile acquirer within the one year preceding the change in control. The 8% Preferred Stock has no voting rights except for corporate actions such as mergers, consolidation, or sales of substantially all the assets of the Company, which will require the affirmative vote or consent of the holders or majority of such shares, and except as may be required by law.

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

In January 1999, the Company issued 100,000 shares of Class C Series 4 Preferred Stock in exchange for $ 400,000 owed by the Company. These shares are convertible into 40,000,000 shares of common stock.

In October 1999, the Company issued an option which entitled Dr. Ramesh C. Pandey to purchase 100,000 shares of Class 5 convertible preferred stock at par value. The option was valued at the quoted market price of the underlying common stock in excess of the exercise price and recorded as compensation expense with a corresponding credit to paid in capital. Upon exercise, the shares became convertible into that number of shares, on a fully diluted basis, which will bring Dr. Pandey's ownership to 20%(approximately 42,259,000 shares).

NOTE 9   SUBSEQUENT EVENTS:

The Company has filed a complaint against the University of Texas M.D. Anderson Cancer Center and the Board of Regents of the University of Texas. This complaint is for declaratory judgement in connection with a Patent and Technology License agreement dated August 18, 1997 (the "License Agreement"). The License Agreement granted certain exclusive worldwide rights to use, license and sublicense patented technology related to a new formulation for the delivery of paclitaxel. The M.D. Anderson Cancer Center sent a letter to Xechem's counsel seeking to terminate the License Agreement. This letter also contained a counter proposal to Xechem, which Xechem rejected, and Xechem also rejected the claim that the License Agreement should be terminated. The defendants delivered a termination letter to Xechem purporting to terminate the License Agreement on the basis of the claim that Xechem was "insolvent." This alleged insolvency was based upon 1998 financial records. Xechem states in its complaint that it is currently solvent and denies the claim that it was insolvent in 1998. Xechem has made all required payments to the M.D. Anderson Cancer Center pursuant to the License Agreement and the M.D. Anderson Cancer Center has cashed all such checks.

The Company has also entered into preliminary discussions with a proposed investor seeking up to $500,000 in new capital in the form of convertible preferred stock, which would convert into common stock at $0.01 per share of common stock. Xechem is only in the preliminary stages of such discussions and does not offer any assurances that it will be able to obtain such $500,000, or any other amounts.

ITEM 8.   CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

     On April 12, 1999, the Company announced that it had decided to terminate its relationship with its independent accountants, Moore Stephens P.C., and had engaged Wiss and Company, LLP as the Company's independent accountants to audit and report on the Company's annual financial statements for the year ending December 31, 1998. The Audit Committee of the Company approved this decision. Over the last two years, the report of Moore Stephens P.C. contained a statement that there were doubts about the ability of the Company to continue as a going concern. At no time during the Company's two most recent years, and any subsequent interim period before retaining Wiss and Company, LLP, did the Company have any disagreements with Moore Stephens P.C. concerning accounting principles or practices, financial statement disclosure or auditing scope or procedure. At no time during the Company's two most recent fiscal years, and any subsequent interim period prior to engaging Wiss and Company, LLP, did the Company consult Wiss and Company, LLP regarding: (i) either: the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions or a reportable event described in paragraph 304(a)(1)(v). At no time during the Company's two most recent fiscal years and the interim period through April 12, 1999 were there any reportable events with Moore Stephens P.C., as described in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          ----------------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
          --------------------------------------------------

     The names of the directors and executive officers of the Company and their respective ages and positions with the Company are as follows:

NAME                                AGE   POSITION WITH THE COMPANY
----                                ---   -------------------------

Dr. Ramesh C. Pandey (1).......     61    Chief Executive Officer, President,
                                          Chairman of the Board of Directors and
                                          Chief Accounting Officer

Stephen Burg (1)(2)(3).........     62    Director

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

     Ramesh C. Pandey, Ph.D., is the founder of the Company. He has been Chief Executive Officer and President and a director of the Subsidiary since its formation in 1990 and the Chief Executive Officer, President, and Chairman of the Board of Directors of the Company since its formation in February 1994. From 1984 to March 1990, Dr. Pandey was the President and Chief Scientist of a predecessor of the Company, which was a subsidiary of LyphoMed. Dr. Pandey served as a visiting Professor at the Waksman Institute of Microbiology at Rutgers University from 1984 to 1986. Dr. Pandey has also served as scientist, consultant, and research associate for several universities and private laboratories. Dr. Pandey has published over eighty articles in professional publications such as the Journal of Antibiotics, the Journal of the American Chemical Society, the Journal of Industrial Microbiology and the Journal of Natural Products. Dr. Pandey is a member of the editorial board of the Journal of Antibiotics and of several professional societies.

     Stephen F. Burg, has been a director of the Company since 1996. Mr. Burg has been chief executive officer of El Dorado Investments, which offers corporate growth strategies for public and private companies, nationally and internationally. From 1978 to 1986, Mr. Burg was Vice President-Corporate Acquisitions for Evans Products Company and from 1973 to 1978 was Corporate Director-Acquisitions and Human Services for Jack August Enterprises. Mr. Burg serves as a consultant to various businesses.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     The Company's executive officers, directors and shareholders beneficially owning more than 10% of the Company's Common Stock are required under the Exchange Act to file reports of ownership of Common Stock of the Company with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely upon a review of the copies of reports furnished to the Company and written representations that no other reports were required, the Company believes that during the preceding year all filing requirements applicable to executive officers, directors and shareholders beneficially owning more than 10% of the Company's Common Stock have been complied with.

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

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

Compensation of Directors.
--------------------------

     Directors do not receive any standard compensation for services.

Executive Compensation.
-----------------------

     Set forth below is information concerning the compensation for 1997, 1998 and 1999 for the Company's President and Chief Executive Officer, who is the only executive officer of the Company whose compensation exceeded $100,000:

=======================================================================================================
                                                                                            ALL OTHER
                                                               LONG TERM COMPENSATION      COMPENSATION
                                                         ---------------------------------
                                ANNUAL COMPENSATION              AWARDS            PAYOUTS
                           ----------------------------- -----------------------  --------
                                               OTHER     RESTRICTED   SECURITIES
                                               ANNUAL      STOCK     UNDER-LYING    LTIP
       YEAR                 SALARY  BONUS   COMPENSATION   AWARDS      OPTIONS     PAYOUTS
-------------------------------------------------------------------------------------------------------
Dr. Ramesh Pandey  1997   $130,273    0        $7,991         0           0           0          0
                   1998   $136,233    0        $7,340         0           0           0          0
                   1999   $140,000    0        $1,249    $1,563,000       0           0          0
=======================================================================================================

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

     In 1999 Dr. Pandey deferred $70,000.00 of salary for a total of $121,425 of deferred salary until the Company has funds to pay him as set forth in the amendment to his Employment Agreement.

STOCK PLAN

     Effective December 1993, Xechem's sole stockholder approved the Share Option Plan (the "Plan"), which the Company has assumed, providing for the issuance to employees, consultants, and directors of options to purchase up to 12,600,000 shares of Common Stock. The Plan provides for the grant to employees of incentive stock options ("ISOs") and non-qualified stock options.

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

     The Plan will terminate in December 2003, ten years after the date it was first approved by Xechem's stockholder, though awards made prior to termination may expire after that date, depending on when granted. As of December 31, 1999, the Company has granted options under the Plan to purchase 1,609,000 shares of Common Stock.

AGGREGATED OPTION EXERCISES IN FISCAL 1999 AND FISCAL YEAR-END OPTION VALUES

     The following table provides information on option exercises during the year ended December 31, 1999 by the directors and executive officers of the Company and the value of such parties' unexercised stock options as of December 31, 1999.

==================================================================================================
                                                Number of Securities        Value of Unexercised
                                               Underlying Unexercised       In-the-Money Options
                                                Options at 12/31/99           at 12/31/99 (1)
                                            --------------------------  --------------------------
                          Shares
                         Acquired
       Name                 on      Value
                         Exercise Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
                            (#)      ($)
--------------------------------------------------------------------------------------------------
Dr. Ramesh C. Pandey         0        0             0       707,000(2)         0        $35,343

Stephen Burg                 0        0        40,000        25,000        $1600        $ 1,000
==================================================================================================

(1) Represents the excess, if any, of the closing price of the Common Stock as quoted on the OTC Bulletin Board on December 31, 1999 ($.05) over the exercise price of the options, multiplied by the corresponding number of underlying shares.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock and total voting stock (including the Class A and Class C Preferred Stocks) as of February 29, 2000 by: (i) each stockholder known by Xechem to beneficially own in excess of 5% of the outstanding shares of Common Stock or Class A Preferred Stock; (ii) each director or nominee for director; and (iii) all directors and executive officers as a group. All of the outstanding Class A Preferred Stock is owned by Ramesh C. Pandey. Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and investment power with respect to the shares beneficially owned by such persons.

---------------------------------------------------------------------------------------------------------------
                                                         CLASS A PREFERRED    CLASS C PREFERRED
                                     COMMON STOCK              STOCK                STOCK
                                 --------------------  --------------------  --------------------
                                 NUMBER OF   PERCENT   NUMBER OF   PERCENT   NUMBER OF   PERCENT    PERCENT OF
NAME AND ADDRESS                   SHARES    OF CLASS    SHARES    OF CLASS    SHARES    OF CLASS  VOTING STOCK
                                                                                                   (1)(12)(15)
---------------------------------------------------------------------------------------------------------------
THE EDWARD A. BLECH TRUST (2)   72,300,000     30.1%          0         -           0         -        22.2%
                                       (3)
---------------------------------------------------------------------------------------------------------------
DAVID BLECH (4)                 83,299,495     34.6%          0         -           0         -        25.6%
                                    (3)(5)
---------------------------------------------------------------------------------------------------------------
MICHAEL G. JESSELSON (6)        15,050,000      6.3%          0         -           0         -         4.6%
                                    (7)(8)
---------------------------------------------------------------------------------------------------------------
JAY GUPTA (9)                   20,000,000      8.3%          0         -     100,000       50%        18.4%
                                                                                 (12)
---------------------------------------------------------------------------------------------------------------
STEPHEN BURG (13)                1,500,000       .6%          0         -           0         -          .5%
---------------------------------------------------------------------------------------------------------------
DR. RAMESH C. PANDEY (10)       22,164,345      9.2%      2,500      100%     100,000       50%        20.6%
                                      (11)                  (1)                  (14)
---------------------------------------------------------------------------------------------------------------
ALL DIRECTORS AND EXECUTIVE     23,664,345      9.8%      2,500      100%     100,000       50%        21.0%
OFFICERS AS A GROUP (2                (11)                  (1)                  (14)
PERSONS)
---------------------------------------------------------------------------------------------------------------

(1) GIVES EFFECT TO THE VOTING RIGHTS OF 2,500 SHARES OF CLASS A VOTING PREFERRED STOCK, ALL OF WHICH ARE OWNED BY DR. PANDEY AND WHICH ENTITLE HIM TO CAST 1,000 VOTES PER SHARE ON ALL MATTERS AS TO WHICH SHAREHOLDERS ARE ENTITLED TO VOTE.
(2) THE ADDRESS OF THE EDWARD A. BLECH TRUST IS 418 AVENUE I, BROOKLYN, NEW YORK 11230.
(3)  AS REPORTED IN A SCHEDULE 13D FILED JOINTLY BY MR. BLECH AND THE TRUST.
(4)  THE ADDRESS OF MR. BLECH IS 225 LAFAYETTE STREET, NEW YORK, NEW YORK 10012.
(5)  INCLUDES SHARES OWNED BY THE TRUST AND SHARES OWNED BY MR. BLECH'S SPOUSE.
(6) THE ADDRESS OF EACH OF THE MICHAEL G. JESSELSON 12/18/80 TRUST, THE BENJAMIN J. JESSELSON 12/18/80 TRUST, THE JESSELSON GRANDCHILDREN 12/18/80 TRUST AND MICHAEL G. JESSELSON IS 1301 AVENUE OF THE AMERICAS, SUITE 4101, NEW YORK, N. Y. 10019.
(7)  AS REPORTED IN A FORM 3.
(8) INCLUDES SHARES OWNED BY THE MICHAEL G. JESSELSON 12/18/80 TRUST, THE BENJAMIN J. JESSELSON 12/18/80 TRUST AND THE JESSELSON GRANDCHILDREN 12/18/80 TRUST .
(9)  THE ADDRESS OF JAY GUPTA IS 1173 DOLLY MADISON BLVD. MCLEAN VA. 22101.
(10) THE ADDRESS OF DR. PANDEY IS C/O XECHEM INTERNATIONAL, INC., 100 JERSEY AVENUE, BUILDING B, SUITE 310, NEW BRUNSWICK, NEW JERSEY 08901.
(11) DOES NOT INCLUDE 707,000 SHARES SUBJECT TO THE PANDEY OPTIONS, WHICH PRESENTLY ARE NOT EXERCISABLE, AND WILL NOT BE EXERCISABLE, WITHIN 60 DAYS FROM JUNE 9, 1999.
(12) GIVES EFFECT TO THE VOTING RIGHTS OF 100,000 SHARES OF CLASS C SERIES 4 VOTING PREFERRED STOCK, ALL OF WHICH ARE OWNED BY JAY GUPTA AND WHICH
     ENTITLE HIM TO CAST 400 VOTES PER SHARE ON ALL MATTERS AS TO WHICH SHAREHOLDERS ARE ENTITLED TO VOTE.
(13) THE ADDRESS OF STEPHEN BURG IS 3257 WINGED FOOT DRIVE, FAIRFIELD, CA 94533
(14) GIVES EFFECT TO THE VOTING RIGHTS OF 100,000 SHARES OF CLASS C SERIES 5 VOTING PREFERRED STOCK, ALL OF WHICH ARE OWNED BY DR. PANDEY AND WHICH ENTITLES HIM TO CAST 422.59318 VOTES PER SHARE ON ALL MATTERS AS TO WHICH SHAREHOLDERS ARE ENTITLED TO VOTE.
(15) DURING 1999, BLECH, HIS WIFE AND THE TRUSTEE OF THE EDWARD A. BLECH TRUST GRANTED TO DR. PANDEY AN IRREVOCABLE PROXY TO VOTE ALL OF THE SHARES UNDER THEIR CONTROL. THESE PROXIES RELATE TO 83,299,495 SHARES OF COMPANY COMMON STOCK OR APPROXIMATELY 34.6% OF THE COMPANY'S PRESENTLY OUTSTANDING SHARES OF COMMON STOCK

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

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

     Effective June 25, 1996, an entity wholly-owned by Dr. Pandey (the "Holding Company") became a member of Vineyard Productions, L.L.C. ("Vineyard"), which in June 1994 acquired the building in which the Company leases its offices. Prior to making such investment, Dr. Pandey informed the Board of Directors of the opportunity for such investment, and the Board determined that the Company was not interested in such opportunity and approved Dr. Pandey making the investment. The Company's lease was entered into prior to that date (with a prior owner of the building) and has not been modified subsequent thereto. The Company paid Vineyard $60,606 in 1998 and $143,847 in 1999.

     On November 18, 1996, the Company entered into and closed the initial stage of Blech Purchase Agreement. Additional issuances under the Blech Purchase Agreement were closed at various dates through February 21, 1998.

     In 1999 Blech and Dr. Pandey agreed to amend those portions of a stockholder agreement as to which they are parties. Specifically, Blech and Dr. Pandey has amended this agreement to: (i) eliminate the prohibition against Dr. Pandey's sale of any shares of Company capital stock for five years except with Blech's consent; (ii) eliminate Blech's right to sell his prorata portion (relative to the holdings of Dr. Pandey) of any proposed sale of shares by Dr. Pandey, and a reciprocal right in favor of Dr. Pandey to sell his prorata portion of any shares sold by Blech; (iii) eliminate the requirement that Blech vote for Dr. Pandey as a director of the Company, and to use his best efforts to cause Dr. Pandey to remain Chairman President and Chief Executive Officer of the Company; and (iv) eliminate the requirement that the Company and its directors (subject to their fiduciary duties to the Company and the shareholders of the Company) to take such actions as Blech may request to elect his nominees to constitute a majority of the directors of the Company.

     Also during 1999, Blech, his wife and the trustee of the Edward A. Blech Trust granted to Dr. Pandey an irrevocable proxy to vote all of the shares under their control. These proxies relate to 83,299,495 shares of Company Common Stock or approximately 34.6% of the Company's presently outstanding shares of Common Stock.

     During 1997 and 1998, the Company made unsecured loans totaling $100,000 to Consumers Choice Systems, Inc. ("CCS"), a company engaged in the marketing and distribution of products in the over-the-counter pharmaceutical market. The Company has entered into negotiations with CCS in connection with possible distribution of XetaPharm nutraceuticals. CCS is engaged in a private offering of its securities and, upon completion of this offering, The Edward Blech Trust would own approximately 30.8% of CCS's common stock. In 1999 the balance of these loans was deemed uncollectable and written off.

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

     During 1997 and 1998, the Company made six unsecured loans in the amount of $144,000 to Margaret Chassman. Ms. Chassman is the wife of David Blech, a principal shareholder of the Company

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

      (a) (1) The following exhibits are incorporated by reference from the Company's Registration Statement on Form SB-2 (SEC File Number 33-75300NY) referencing the exhibit numbers used in such Registration Statement:

Number      Exhibit
------      -------

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

Number      Exhibit
------      -------

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

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XECHEM INTERNATIONAL, INC.


Date: March 31, 2000                    By: /s/ Ramesh C. Pandey
                                            --------------------
                                            Ramesh C. Pandey, Ph.D.
                                            Chief Executive Officer,
                                            President and Chairman of the
                                            Board of Directors

     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Ramesh C. Pandey                         Date: March 31, 2000
     --------------------------------------
     Ramesh C. Pandey, Ph.D.,
     Chief Executive Officer, President and
     Chairman of the Board of Directors and
     Chief Accounting Officer

By:  /s/ Stephen Burg                             Date: March 31, 2000
     --------------------------------------
     Stephen Burg
     Director

                                  EXHIBIT INDEX
                                  -------------

Number      Exhibit
------      -------

21          Subsidiaries of the Company

23          Consent of Wiss & Company, LLP