Form 10QSB
period 2000-03-31
XECHEM INTERNATIONAL INC
filed 2000-05-19
CIK 919611

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 2000
                               -------------------------------------------------
                                       OR
(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  ------------------------
For Quarter Ended                       Commission File Number     0-23788
                  --------------                              ------------------

                           Xechem International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                 22-3284803
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswick, NJ            08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code        (732) 247-3300
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

                           Yes  X    No
                               ---      ---

Number of shares outstanding of the issuer's common stock, as of April 30, 2000 was 240,852,928 shares.

Transitional Small Business Disclosure Format

                           Yes       No  X
                               ---      ---

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.
                                                                        --------
Part I.   Financial Information

Item 1.   Consolidated Balance Sheets as of
           March 31, 2000 [Unaudited] and
           December 31, 1999 [Audited]  ...............................  3

          Consolidated Statements of Operations
           for the three months ended
           March 31, 2000 and 1999 [Unaudited]  .......................  4

          Consolidated Statement of Stockholders'
           Equity for the three months ended
           March 31, 2000 [Unaudited]  ................................  5

          Consolidated Statements of Cash Flows for
           the three months ended March 31, 2000 and
           1999 [Unaudited]  ..........................................  6-7

          Notes to Consolidated Financial Statements  .................  8

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations  .............  9-13

Part II.  Other Information  ..........................................  14-15

Signatures  ...........................................................  16

Exhibit  ..............................................................  17

                 XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE ENTERPRISE)
                         CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,       DECEMBER 31,
                                                          2000             1999
                                                          ----             ----
                                                       (UNAUDITED)       (AUDITED)
                                                       -----------       ---------
CURRENT ASSETS:
   Cash                                               $    123,000     $    632,000
   Accounts receivable less allowance for doubtful
       accounts of $4,000 and $4,000                        14,000           13,000
   Inventory:
       Raw materials                                            --               --
       Finished goods                                      142,000          133,000
   Prepaid expenses and other current assets                 5,000            1,000
                                                      -----------------------------

   TOTAL CURRENT ASSETS                                    284,000          779,000

   Equipment, less accumulated depreciation of
       $827,000 and $789,000                               584,000          621,000
   Leasehold improvements, less accumulated
       amortization                                        564,000          581,000
   Cash surrender value of officer's life
       insurance                                            35,000           35,000
   Deposits                                                 20,000           20,000
                                                      -----------------------------

                                                      $  1,487,000     $  2,036,000
                                                      =============================

CURRENT LIABILITIES
   Accounts payable                                   $    503,000     $    678,000
   Accrued expenses to related parties                     223,000          253,000
   Accrued liabilities to others                           117,000          149,000
   Loans payable                                           328,000          359,000
   Other current liabilities                                35,000           36,000
                                                      -----------------------------

   TOTAL CURRENT LIABILITIES                             1,206,000        1,475,000
                                                      -----------------------------

NOTES PAYABLE-RELATED PARTIES                              312,000          312,000
                                                      -----------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY
   Class A voting preferred stock, $ .00001 par
       value, 2,500 shares authorized; 2,500
       shares issued and outstanding                            --               --
   Class B 8% preferred stock,$ .00001 par value,
       1,150 shares authorized; none outstanding                --               --
   Class C preferred stock,$ .00001 par value,
       2,996,000 shares authorized; 200,000
       shares issued and outstanding                            --               --
   Common stock,$.000001 par value, 247,000,000
       shares authorized; 240,853,000 and
       240,460,000 respectively, issued and
       outstanding                                           2,000            2,000
   Additional paid in capital                           32,819,000       32,740,000
   Deficit accumulated during development stage        (32,852,000)     (32,493,000)
                                                      -----------------------------

   TOTAL STOCKHOLDERS EQUITY                               (31,000)         249,000
                                                      -----------------------------

                                                      $  1,487,000        2,036,000
                                                      =============================

See notes to consolidated financial statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (UNAUDITED)

                                                                            MARCH 15 1990
                                                                            -------------
                                                                              (DATE OF
                                                                              --------
                                                                            INCEPTION) TO
                                                                            -------------
                                          THREE MONTHS ENDED MARCH 31,        MARCH 31,
                                          ----------------------------        ---------
                                             2000              1999             2000
                                             ----              ----             ----

REVENUES:
   Consulting fees from Asian company    $         --     $         --     $    300,000
   Other                                        7,000            9,000          842,000
                                         ----------------------------------------------
                                                7,000            9,000        1,142,000
                                         ----------------------------------------------

EXPENSES:
   Research and development                   130,000          119,000        9,017,000
   General and administrative                 230,000          156,000       10,603,000
   Writedown of inventory
       & intangibles                               --               --        1,723,000
                                         ----------------------------------------------
                                              360,000          275,000       21,343,000
                                         ----------------------------------------------

   LOSS FROM OPERATIONS                      (353,000)        (266,000)     (20,201,000)
                                         ----------------------------------------------

OTHER INCOME(EXPENSE) - NET:

   Interest Expense - Related Party            (9,000)         (10,000)      (8,679,000)

   Interest Expense                                --               --       (4,925,000)

   Sale of New Jersey net operating
       loss carryforwards                          --               --          651,000

   Other(net)                                   3,000               --          302,000
                                         ----------------------------------------------
                                               (6,000)         (10,000)     (12,651,000)
                                         ----------------------------------------------

   NET LOSS                              $   (359,000)    $   (276,000)    $(32,852,000)
                                         ==============================================

BASIC AND DILUTED LOSS PER SHARE         $     (0.001)    $     (0.020)
                                         =============================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 240,590,974      131,791,000
                                         =============================

See notes to consolidated financial statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                   Additional   Deficit Accumulated
                                                          Number of                  Paid-In    During Development
                                                        shares issued    Par Value   Capital           Stage
                                                        -----------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                             240,460,000     $ 2,000   $32,740,000      $(32,493,000)

QUARTER ENDED MARCH 31, 2000

  Stock options exercised at $ .01 per share                  393,000          --         4,000

  Issuance of 1,500,000 options at $.01
     with a FMV of $ .06 for services rendered                                           75,000

  Net loss for quarter                                                                                   (359,000)
                                                        -----------------------------------------------------------
BALANCES AT MARCH 31, 2000                                240,853,000     $ 2,000   $32,819,000      $(32,852,000)
                                                        ===========================================================

See notes to consolidated financial statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              March 15,
                                                                                            1990 (date of
                                                                                            inception) to
                                                          Three months ended March 31,        March 31,
                                                         ------------------------------------------------
                                                              2000             1999             2000
                                                              ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                             $   (359,000)    $   (276,000)    $(32,852,000)
    Adjustments to reconcile net loss to net cash
      Provided (used) by operating activities:
      Depreciation                                             38,000           40,000          730,000
      Amortization                                             17,000           17,000          622,000
      Interest and compensation expense in connection
        with issuance of equity securities                     75,000               --       16,308,000
      Write down of inventories                                     0               --        1,206,000
      Write down of patents                                        --               --          517,000
      Loss on investment in related party                           0           17,000           89,000

    Changes in operating assets and liabilities
      (Increase) decrease in:
        Accounts receivable                                    (1,000)         (46,000)         (14,000)
        Inventories                                            (9,000)           4,000       (1,343,000)
        Prepaid expenses                                       (4,000)           5,000           70,000
        Other current assets                                       --           (6,000)          43,000
        Other                                                      --            6,000          (30,000)
      Increase (decrease) in:
        Accounts payable                                     (176,000)          32,000          502,000
        Other current liabilities                              (1,000)          20,000           (5,000)
        Accrued expenses                                      (62,000)         (63,000)         340,000
                                                         ----------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                 $   (482,000)    $   (250,000)    $(13,817,000)
                                                         ----------------------------------------------

See notes to consolidated financial statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (continued)

                                                                                              March 15,
                                                                                            1990 (date of
                                                                                            inception) to
                                                          Three months ended March 31,        March 31,
                                                         ------------------------------------------------
                                                              2000             1999             2000
                                                              ----             ----             ----
NET CASH FLOWS FROM OPERATING ACTIVITIES                 $   (482,000)    $   (250,000)    $(13,817,000)
                                                         ----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Patent issuance costs                                          --               --         (548,000)
    Purchases of equipment and leasehold improvements              --               --       (1,975,000)
    Investment in related party                                    --               --          (23,000)
    Other                                                          --               --           (8,000)
                                                         ----------------------------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES:                           0                0       (2,554,000)
                                                         ----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from related party loans                              --          254,000        1,658,000
    Proceeds from notes payable - others                           --               --          628,000
    Proceeds from interim loans                                    --               --        2,947,000
    Capital contribution                                           --               --           95,000
    Payments on interim loans                                      --               --         (498,000)
    Payments on notes payable - others                             --               --         (525,000)
    Payments on stockholder loans                             (31,000)              --         (603,000)
    Proceeds from issuance of capital stock                     4,000               --       12,792,000
                                                         ----------------------------------------------
    NET CASH FLOWS FROM FINANCING ACTIVITIES:                 (27,000)         254,000       16,494,000
                                                         ----------------------------------------------
    NET CHANGE IN CASH                                       (509,000)           4,000          123,000
CASH, BEGINNING OF PERIOD                                     632,000           41,000                0
                                                         ----------------------------------------------
CASH, END OF PERIOD                                      $    123,000     $     45,000     $    123,000
                                                         ==============================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the periods for:
      Interest paid - related party                      $         --     $     10,000     $    138,000
                                                         ==============================================
      Interest paid - other                              $      9,000     $         --     $    170,818
                                                         ==============================================
      Income taxes paid                                  $         --     $         --     $         --
                                                         ==============================================
NONCASH FINANCING ACTIITIES
    Net assets of Xechem India contributed to
    capital and minority interest                        $         --     $         --     $    118,000
                                                         ==============================================
    Liabilities exchanged for preferred and
    common stock                                         $         --     $         --     $    921,000
                                                         ==============================================

See notes to consolidated financial statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT  STAGE  ENTERPRISE]
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------
[1] SIGNIFICANT ACCOUNTING POLICIES
Significant accounting policies and other matters of Xechem International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc. and XetaPharm, Inc. (collectively the "Company"), are set forth in the financial statements for and as of the year ended December 31, 1999 included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

[2] BASIS OF REPORTING
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring item) which are considered necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2000 and the consolidated results of its operations for the three months ended March 31, 2000 and 1999 and for the cumulative period from March 15, 1990 (date of inception) to March 31, 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1999. The results of operations for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for a full year.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS.8
                  ------------------------------------

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

Results of Operations
---------------------

The Three Months Ended March 31, 2000 vs. The Three Months Ended March 31, 1999

     The following table sets forth certain statement of operations data of the Company for the cumulative period from inception (March 15, 1990) to March 31, 2000 and for each of the three months ended March 31, 2000 and March 31, 1999.

                                                THREE MONTHS         CUMULATIVE
                                                    ENDED           INCEPTION TO
                                                   MARCH 31,          MARCH 31,
                                               2000         1999         2000
                                                (in thousands)
Revenue                                      $      7     $      9     $  1,142
Research and Development Expense             $    130     $    119     $  9,017
Rent, general and administrative expenses    $    230     $    156     $ 10,603
Writedown of Inventory and intangibles       $     --     $     --     $  1,723
(Loss) from operations                       $   (353)    $   (266)    $(20,201)

----------------------------
     8 Some of the statements included in Item 2, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to the forward looking statements that may be made to reflect any future events or circumstances.

Revenue
-------

     The $2,000 decrease in sales from three months ended March 31, 1999 to the three months ended March 31, 2000 represents a $4,000 decrease or 50 % from product sales by the Company's subsidiary XetaPharm, Inc. Xechem Inc. had sales of $2,000 for Paclitaxel to be used only for testing purposes.

Research and Development
------------------------

     The Company's research and development expenditures were made in conjunction with the development of compounds to make niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures increased by $11,000 to $130,000, or 9%, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

     Expenditures for research and development increased during the first quarter of 2000 and should continue to increase for the remainder of the year. The Company believes that increased research and development expenditures could significantly hasten the development of new products as well as the marketability of paclitaxel and its second generation analogs.

Rent, General and Administrative
--------------------------------

     Rent, general and administrative expenses increased $74,000 or 47% for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The most significant increase was legal fees due to the incentive options granted to two legal firms for future services. The Company anticipates that general and administrative expenses will continue to increase as a result of the expansion of its operations and marketing efforts. The Company's planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. The exact number and nature of persons hired, and the Company's expenses for such persons, will depend on many factors, including the capabilities of those persons who seek employment with the Company and the availability of additional funding to finance these efforts.

Liquidity and Capital Resources; Plan of Operations
---------------------------------------------------

     On March 31, 2000, the Company had cash and cash equivalents of $123,000 negative working capital of $922,000 and negative stockholder's equity of $31,000.

     As a result of its net losses to March 31, 2000 and accumulated deficit since inception, the Company's accountants, in their report on the Company's financial statements for the year ended December 31, 1999, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company's research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of the Company's proposed products cannot be estimated with precision. The Company expects research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

     In May 1995 the Company filed a Drug Master File ("DMF") with the Food and Drug Administration ("FDA") for the Company's facilities. The Company has completed its technology validation and filed a DMF for bulk paclitaxel manufacturing in June 1997; however, the Company's facilities have yet to be inspected by the FDA for current Good Manufacturing Practices ("cGMP"). The Company has sufficient raw materials to produce commercial bulk paclitaxel that has a market value of approximately $2,000,000 at current prices; however the book value was written down to $0.00 in 1997, and the Company anticipates, but can provide no assurances, that it will commence sales of paclitaxel in the international market in 2000. Prior to commencing such sales, the Company must file for and obtain approvals from appropriate regulatory agencies in foreign jurisdictions. Additionally, to the extent the Company elects to manufacture bulk paclitaxel domestically and ship it overseas for packaging, the Company's facilities must be approved for cGMP and the product must either be approved for an investigational new drug exemption (not currently so approved), or deemed in compliance with the laws of 24 industrialized "tier one" countries (not yet so approved). Alternatively, the Company can produce the product entirely overseas; however, it most likely would subcontract production to others from raw material or partially processed raw material provided by the Company, and might also enter into joint venture or other marketing arrangements for sale of the product overseas. There can be no assurance that necessary approvals will not be delayed or subject to conditions or that the Company will be able to meet such conditions. In addition, the Company has no experience in marketing pharmaceutical products for human consumption and there can be no assurance that the Company will be able to successfully market its paclitaxel product in bulk, or indirectly through others, or be able to obtain satisfactory packaging of the product in single dosage vials from an independent manufacturer.

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

     Xechem's planned activities will require the addition of new personnel, including management, and the continued development of expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Further, if Xechem receives regulatory approval for any of its products in the United States or elsewhere, it will incur substantial expenditures to develop its manufacturing, sales and marketing capabilities and/or subcontract or joint venture these activities with others. There can be no assurance that Xechem will ever recognize revenue or profit from any such products. In addition, Xechem may encounter unanticipated problems, including developmental, regulatory, manufacturing or marketing difficulties, some of which may be beyond Xechem's ability to resolve. Xechem may lack the capacity to produce its products in-house and there can be no assurances that it will be able to locate suitable contract manufacturers or be able to have them produce products at satisfactory prices.

     During the twenty-seven months ended March 31, 2000, the Company cut administrative expenses, reduced its monthly cash requirements and has sold a portion of its state net operating loss carryforwards.There can be no assurance that management's plans to obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

     On December 30, 1999 the Company received the Certificates of Approval for $784,236 from the New Jersey Economic Development Authority (NJEDA) for the sale of Xechem, Inc., XetaPharm, Inc. and Xechem International's unused New Jersey net operating loss carryovers. This represents the Company's maximum first year allocation under a State tax benefit transfer program for emerging technology and biotechnology companies, which is administered by the NJEDA. The tax credits are based on the net operating losses for the Company and each subsidiary filing in New Jersey. The credits are calculated at a tax rate of 9% and the Company is then allowed to sell the credits for a minimum of 75% of the Tax Benefits Authorized. The Company's tax benefits have been purchased by a Fortune 500 Company for $650,917. The Company expects to receive an additional $430,000 in 2000 from the sale of the remainder of its already-approved NJEDA tax benefits.

     On March 30, 2000 the Company signed a joint venture agreement with J & M Consultants to establish Xechem Pharmaceutical China Ltd. with offices in Hong Kong and Beijing, Peoples Republic of China.

     The purpose of establishing Xechem China is to carry on the business of, among other things, manufacturing, marketing and distributing pharmaceutical and nutraceutical products. Xechem China will also carry out research, development, clinical studies and production of new drugs based on Xechem technology on traditional Chinese medicine and other disciplines, provide consulting services for drug development and set up a certified laboratory in P.R. China to screen, verify and certify pharmaceutical products for the public.

     In an exclusive License Agreement with Xechem China, Xechem International will allow the use of its patents, trademarks and technical information to use the process to manufacture, market and sell the products in the Territory of People's Republic of China, Hong Kong, Macao, Taiwan (The Republic of China), Mongolia, Korea, Singapore, Malaysia, Indonesia, Republic of Philippines, Thailand, Vietnam, Brunei, Cambodia, Myanmar, and such other countries or regions which may be agreed between the parties. A non-exclusive license is granted in Japan. J & M has committed a sum of over $1,200,000 and management support to the joint venture and up to $240,000 as an interest free loan to Xechem over 24 months. Profits of the joint venture are to be split 55% to J & M and 45% to Xechem.

     In the first phase, Xechem China will start the (i) manufacture pre-clinical and clinical studies of a new paclitaxel formulation for ovarian and breast cancers, (ii) toxicological studies on two of Xechem's second generation patented paclitaxel analogs and (iii) registration of Xechem/XetaPharm's nutritional products (GinkgoOnce(R), GarlicOnce(R), GinsengOnce(R), Gugulon(TM), Co-Enzyme Q-10 and Vida Pras(TM)).

PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a). Exhibits

               Exhibit 15

          (b). Reports on Form 8-K

               None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        XECHEM INTERNATIONAL, INC.
Date: May 19, 2000
                                        /s/ Ramesh C. Pandey
                                        --------------------
                                        Ramesh C. Pandey, Ph.D.
                                        President/Chief Executive Officer/
                                        Chief Accounting Officer