Form 10QSB
period 2000-06-30
XECHEM INTERNATIONAL INC
filed 2000-08-11
CIK 919611

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2000
                               -------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

For Quarter Ended                    Commission File Number       0-23788
                  --------------                            --------------------

                           Xechem International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                               22-3284803
-------------------------------          ---------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswick, NJ            08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code         (732) 247-3300
                                                   -----------------------------
================================================================================

(Former name, former address and former fiscal year, if changed since last report.)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X  No
            ---   ---
Number of shares outstanding of the issuer's common stock, as of July 31, 2000 was 240,852,928 shares.

Transitional Small Business Disclosure Format

         Yes    No X
            ---   ---

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

No.                                                                         Page
---                                                                         ----

Part I.  Financial Information

Item 1.  Consolidated Balance Sheets as of
            June 30, 2000 [Unaudited] and December 31, 1999 [Audited]......    3

         Consolidated Statements of Operations
            for the six months ended
            June 30, 2000 and 1999 [Unaudited] ............................    4

         Consolidated Statement of Stockholders'
            Equity for the six months ended
            June 30, 2000 [Unaudited]......................................    5

         Consolidated Statements of Cash Flows for
            the six months ended June 30, 2000 and
            1999 [Unaudited]...............................................  6-7

         Notes to Consolidated Financial Statements........................    8

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations  ................ 9-13

Part II. Other Information ................................................   14

         Signatures........................................................   15

         Exhibits..........................................................   16

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,      December 31,
                                                                                   2000           1999
                                                                                   ----           ----
                                                                               (Unaudited)      (Audited)
                                                                               ============    ============
CURRENT ASSETS:
   Cash                                                                        $     46,000    $    632,000
   Accounts receivable less allowance for doubtful accounts
      of $4,000 and $4,000                                                           44,000          13,000
   Inventory:
      Raw materials                                                                   1,000              --
      Finished goods                                                                141,000         133,000
   Prepaid expenses and other current assets                                          6,000           1,000
                                                                               ------------    ------------

   TOTAL CURRENT ASSETS                                                             238,000         779,000

Equipment, less accumulated depreciation of $827,000 and $789,000                   546,000         621,000
Leasehold improvements, less accumulated amortization                               547,000         581,000
Cash surrender value of officer's life insurance                                     35,000          35,000
Deposits                                                                             20,000          20,000
                                                                               ------------    ------------

                                                                               $  1,386,000    $  2,036,000
                                                                               ============    ============

CURRENT LIABILITIES
   Accounts payable                                                            $    627,000    $    678,000
   Accrued expenses to related parties                                              223,000         253,000
   Accrued liabilities to others                                                    151,000         149,000
   Loans payable                                                                    469,000         359,000
   Other current liabilities                                                         35,000          36,000
                                                                               ------------    ------------

      TOTAL CURRENT LIABILITIES                                                   1,505,000       1,475,000
                                                                               ------------    ------------

NOTES PAYABLE-RELATED PARTIES                                                       319,000         312,000
                                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY

   Class A voting preferred stock,$ .00001 par value, 2,500 shares
      authorized; 2,500 shares issued and outstanding                                    --              --
   Class B 8% preferred stock,$ .00001 par value, 1,150 shares
      authorized; none outstanding                                                       --              --
   Class C preferred stock,$ .00001 par value, 49,996,350 shares authorized;
      200,000 shares issued and outstanding                                              --              --
   Common stock,$.000001 par value, 700,000,000 shares authorized;
       240,853,000 and 240,460,000 respectively issued and outstanding                2,000           2,000
   Additional paid in capital                                                    32,838,000      32,740,000
   Deficit accumulated during development stage                                 (33,278,000)    (32,493,000)
                                                                               ------------    ------------

   TOTAL STOCKHOLDERS EQUITY                                                       (438,000)        249,000
                                                                               ------------    ------------

                                                                               $  1,386,000    $  2,036,000
                                                                               ============    ============

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (UNAUDITED)

                                                                                                             MARCH 15 1990
                                                                                                             -------------
                                                                                                               (Date of
                                                                                                               --------
                                                                                                             Inception) to
                                                                                                             -------------
                                          THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,          JUNE 30,
                                          ---------------------------        -------------------------          --------
                                              2000             1999             2000             1999             2000
                                              ----             ----             ----             ----             ----
REVENUES:
   Consulting fees from Asian company   $          --    $          --    $          --    $          --    $     300,000
   Other                                        4,000           38,000           11,000           47,000          846,000
                                        ---------------------------------------------------------------------------------
                                                4,000           38,000           11,000           47,000        1,146,000
                                        ---------------------------------------------------------------------------------

EXPENSES:

   Research and development                   148,000          112,000          278,000          231,000        9,165,000
   General and administrative                 272,000          127,000          502,000          283,000       10,875,000
   Writedown of inventory
      & intangibles                                --               --               --               --        1,723,000
                                        ---------------------------------------------------------------------------------
                                              420,000          239,000          780,000          514,000       21,763,000
                                        ---------------------------------------------------------------------------------

   LOSS FROM OPERATIONS                      (416,000)        (201,000)        (769,000)        (467,000)     (20,617,000)
                                        ---------------------------------------------------------------------------------

OTHER INCOME(EXPENSE) - NET:

   Interest Expense - Related Party            (9,000)          (8,000)         (18,000)         (18,000)      (8,688,000)

   Interest Expense                                --               --               --               --       (4,925,000)

   Sale of New Jersey net operating
      loss carryforwards                           --               --               --               --          651,000

   Other(net)                                  (1,000)              --            2,000               --          301,000
                                        ---------------------------------------------------------------------------------
                                              (10,000)          (8,000)         (16,000)         (18,000)     (12,661,000)
                                        ---------------------------------------------------------------------------------

   NET LOSS                             $    (426,000)   $    (209,000)   $    (785,000)   $    (485,000)   $ (33,278,000)
                                        =================================================================================

BASIC AND DILUTED LOSS PER SHARE        $      (0.002)   $      (0.001)   $      (0.003)   $      (0.002)
                                        ================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 240,765,610      229,385,996      240,765,610      229,385,996
                                        ================================================================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                   Deficit
                                                                                  Additional     Accumulated
                                                   Number of                        Paid-In-       During
                                                  shares issued     Par value       Capital      Development
                                                   ---------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                      240,460,000    $      2,000   $ 32,740,000   $(32,493,000)

QUARTER ENDED MARCH 31, 2000

   Stock options exercised at $ .01 per share          393,000              --          4,000

   Issuance of 1,500,000 options at $.01
      with a FMV of $ .06 for services rendered                                        75,000

   Net loss for quarter                                                                             (359,000)

                                                   ---------------------------------------------------------
BALANCES AT MARCH 31, 2000                         240,853,000    $      2,000   $ 32,819,000   $(32,852,000)
                                                   =========================================================

QUARTER ENDED JUNE 30, 2000

   Net loss for quarter                                                                             (426,000)

                                                   ---------------------------------------------------------
BALANCES AT JUNE 30, 2000                          240,853,000    $      2,000   $ 32,819,000   $(33,278,000)
                                                   =========================================================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                            March 15,
                                                                                                          1990(date of
                                                                                                          inception) to
                                                                            Six months ended June 30,        June 30,
                                                                         --------------------------------------------
                                                                              2000            1999            2000
                                                                              ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $   (785,000)   $   (485,000)   $(33,278,000)
   Adjustments to reconcile net loss to net cash
      Provided (used) by operating activities:
      Depreciation                                                             75,000          80,000         767,000
      Amortization                                                             34,000          34,000         639,000
      Interest and compensation expense in connection
        with issuance of equity securities                                     75,000              --      16,308,000
      Write down of inventories                                                    --              --       1,206,000
      Write down of patents                                                        --              --         517,000
      Loss on investment in related party                                          --          14,000          89,000

   Changes in operating assets and liabilities (Increase) decrease in:
      Accounts receivable                                                     (31,000)        (49,000)        (44,000)
      Inventories                                                              (9,000)          6,000      (1,343,000)
      Prepaid expenses                                                         (5,000)         14,000          69,000
      Other current assets                                                         --           2,000          43,000
      Other                                                                        --           6,000         (30,000)
   Increase (decrease) in:
      Accounts payable                                                        (51,000)         43,000         627,000
      Other current liabilities                                                (1,000)         20,000          (5,000)
      Accrued expenses                                                        (28,000)        (83,000)        374,000
                                                                         --------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                 $   (726,000)   $   (398,000)   $(14,061,000)
                                                                         --------------------------------------------

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (continued)

                                                                                                            March 15,
                                                                                                          1990(date of
                                                                                                          inception) to
                                                                            Six months ended June 30,        June 30,
                                                                         --------------------------------------------
                                                                              2000            1999            2000
                                                                              ----            ----            ----
NET CASH FLOWS FROM OPERATING ACTIVITIES                                 $   (726,000)   $   (398,000)   $(14,061,000)
                                                                         --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Patent issuance costs                                                           --              --        (548,000)
   Purchases of equipment and leasehold improvements                               --              --      (1,975,000)
   Investment in related party                                                     --              --         (23,000)
   Other                                                                           --              --          (8,000)
                                                                         --------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES:                                          --              --      (2,554,000)
                                                                         --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from related party loans                                           60,000         392,000       1,718,000
   Proceeds from notes payable - others                                            --              --         628,000
   Proceeds from interim loans                                                141,000              --       3,088,000
   Capital contribution                                                        19,000              --         114,000
   Payments on interim loans                                                       --              --        (498,000)
   Payments on notes payable - others                                              --              --        (525,000)
   Payments on stockholder loans                                              (84,000)             --        (656,000)
   Proceeds from issuance of capital stock                                      4,000              --      12,792,000
                                                                         --------------------------------------------

   NET CASH FLOWS FROM FINANCING ACTIVITIES:                                  140,000         392,000      16,661,000
                                                                         --------------------------------------------


   NET CHANGE IN CASH                                                        (586,000)         (6,000)         46,000
CASH, BEGINNING OF PERIOD                                                     632,000          41,000              --
                                                                         --------------------------------------------
CASH, END OF PERIOD                                                      $     46,000    $     35,000    $     46,000
                                                                         ============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
      Interest paid - related party                                      $         --    $     10,000    $    138,000
                                                                         ============================================
      Interest paid - other                                              $     18,000    $         --    $    179,818
                                                                         ============================================
      Income taxes paid                                                  $         --    $         --    $         --
                                                                         ============================================

NONCASH FINANCING ACTIITIES
   Net assets of Xechem India contributed to capital and
      minority interest                                                  $         --    $         --    $    118,000
                                                                         ============================================

   Liabilities exchanged for preferred and common stock                  $         --    $         --    $    921,000
                                                                         ============================================

See notes to consolidated financial statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

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

[2]  BASIS OF REPORTING
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring item) which are considered necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2000 and the consolidated results of its operations for the six months ended June 30, 2000 and 1999 and for the cumulative period from March 15, 1990 (date of inception) to June 30, 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1999. The results of operations for the six-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for a full year.

[3]  SUBSEQUENT EVENTS
The Company held it's annual meeting on July 11, 2000 at 100 Jersey Ave. Suite 310 Building B, New Brunswick N.J., where:

     1. Ramesh C. Pandey Ph.D. and Stephen F. Burg were re-elected to the Company's Board of Directors until the next meeting of stockholders or otherwise as provided in the Corporation's By-Laws.

     2. The Corporations Certificate of Incorporation was amended to increase the number of authorized shares from 250,000,000 to 750,000,000 shares consisting of 700,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock.

     3. An increase in the number of shares of Common Stock which may be issued under the Xechem International, Inc. Amended and Restated Stock Option Plan to 25,000,000 shares was approved.

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

Results of Operations
---------------------

The Six Months Ended June 30, 2000  vs. The Six Months Ended June 30, 1999

     The following table sets forth certain statement of operations data of the Company for the cumulative period from inception (March 15, 1990) to June 30, 2000 and for each of the six months ended June 30, 2000 and June 30, 1999.

                                                                     CUMULATIVE
                                               SIX MONTHS ENDED     INCEPTION TO
                                                   JUNE 30,           JUNE 30,
                                              2000         1999         2000
                                                (in thousands)
Revenue                                     $     11     $     47     $  1,146

Research and Development Expense            $    278     $    231     $  9,165

Rent, general and administrative expenses   $    502     $    283     $ 10,875

Writedown of Inventory and intangibles      $     --     $     --     $  1,723

(Loss) from operations                      $   (769)    $   (467)    $(20,617)

-------------------------
     8 Some of the statements included in Item 2, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicates that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result, which the Company expected also, may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to the forward looking statements that may be made to reflect any future events or circumstances.

Revenue
-------

     The $36,000 decrease in sales from the six months ended June 30, 2000 to the six months ended June 30, 1999 represents a $5,000 decrease or 38 % from product sales by the Company's subsidiary XetaPharm, Inc. Xechem Inc. had a $32,000 decrease in testing services for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

Research and Development
------------------------

     The Company's research and development expenditures were made in conjunction with the development of compounds to make niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures increased by $47,000 to $278,000 or 21% primarily a $27,000 increase in employee compensation, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

     Expenditures for research and development increased during the first and second quarter of 2000 and should continue to increase for the remainder of the year. The Company believes that increased research and development expenditures could significantly hasten the development of new products as well as the marketability of paclitaxel and its second-generation analogs.

Rent, General and Administrative
--------------------------------

     Rent, general and administrative expenses increased $219,000 or 78% for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Legal fees increased over $200,000 due primarily to the stock options granted to two legal firms for future services and the continuing court case against M.D. Anderson Cancer Center. The Company has also incurred increases in Advertising of $18,000 and Accounting Fees of $17,000.

     The Company anticipates that general and administrative expenses will continue to increase as a result of the expansion of its operations and marketing efforts. The Company's planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. The exact number and nature of persons hired, and the Company's expenses for such persons will depend on many factors, including the capabilities of those persons who seek employment with the Company and the availability of additional funding to finance these efforts.

Liquidity and Capital Resources; Plan of Operations
---------------------------------------------------

     On June 30, 2000, the Company had cash and cash equivalents of $46,000, negative working capital of $1,267,000 and negative stockholder's equity of $438,000.

     As a result of its net losses to June 30, 2000 and accumulated deficit since inception, the Company's accountants, in their report on the Company's financial statements for the year ended December 31, 1999, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company's research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of the Company's proposed products cannot be estimated with precision. The Company expects research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

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

     The Company has "Strategic Alliance Agreements" with one European company, and is negotiating with several other companies outside of the United States to license production, market and sell bulk and injectable paclitaxel. These companies will be responsible for the registration of injectable paclitaxel in their respective countries. Xechem will also grant a license to these companies to manufacture and sell Xechem's patented new paclitaxel analogs as well as a new paclitaxel formulation without Cremophor(TM) or ethanol. In return, Xechem will be cross-licensed by these companies to produce, market and sell certain key pharmaceutical products in the United States and India. Xechem will be responsible for the registration of these products with the FDA. The Company estimates that the aggregate market for these products currently exceeds $1,000,000,000.

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

     The Company has been approved for over $500,000 in NJEDA tax credits and has applied for an additional $400,000 to be issued in later part of 2000. The Company anticipates, but can provide no assurances, approval for the full amount with a cash benefit up to $750,000.

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

     To date the Company has received $60,000 as part of the interest free loan and Xetapharm has received purchase orders totaling $125,000, which are to be shipped in the next twelve months.

PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a). Exhibit 15

          (b). Reports on Form 8-K- none

                                   SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     XECHEM INTERNATIONAL, INC.


     Date: August 10, 2000

                                        /s/  Ramesh C. Pandey
                                        ----------------------------------------
                                        Ramesh C. Pandey, Ph.D.
                                        President/Chief Executive Officer