Form 10QSB
period 2000-09-30
XECHEM INTERNATIONAL INC
filed 2000-11-08
CIK 919611

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 2000
                               -------------------------------------------------

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

Number of shares outstanding of the issuer's common stock, as of October 31, 2000 was 342,503,279 shares.

Transitional Small Business Disclosure Format

         Yes    No X
            ---   ---

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.
                                                                        --------

Part I.   Financial Information

Item 1.   Consolidated Balance Sheets as of
             September 30, 2000 [Unaudited] and December 31, 1999 [Audited]    3

          Consolidated Statements of Operations
             For the nine months ended
             September 30, 2000 and 1999 [Unaudited]...................        4

          Consolidated Statement of Stockholders'
             Equity for the nine months ended
             September 30, 2000 [Unaudited]............................        5

          Consolidated Statements of Cash Flows for
             The nine months ended September 30, 2000 and
             1999 [Unaudited]..........................................      6-8

          Notes to Consolidated Financial Statements...................        9

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations  ...........    10-14

Part II.  Other Information ...........................................    15-16

          Signatures...................................................       17

          Exhibits.....................................................       18

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,  December 31,
                                                                        2000           1999
                                                                        ----           ----
                                                                     (Unaudited)    (Audited)
                                                                    ------------   ------------
CURRENT ASSETS:
   Cash                                                             $     62,000   $    632,000
   Accounts receivable less allowance for doubtful accounts
     of $0 and $4,000                                                     32,000         13,000
   Inventory:
     Raw materials                                                         1,000             --
     Finished goods                                                      127,000        133,000
   Prepaid expenses and other current assets                              11,000          1,000
                                                                    ---------------------------

   TOTAL CURRENT ASSETS                                                  233,000        779,000

Equipment, less accumulated depreciation of $902,000 and $789,000        515,000        621,000
Leasehold improvements, less accumulated amortization                    530,000        581,000
Cash surrender value of officer's life insurance                          35,000         35,000
Deposits                                                                  20,000         20,000
                                                                    ---------------------------

                                                                    $  1,333,000   $  2,036,000
                                                                    ===========================

CURRENT LIABILITIES
   Accounts payable                                                 $    657,000   $    678,000
   Accrued expenses to related parties                                   223,000        253,000
   Accrued liabilities to others                                         188,000        149,000
   Loans payable                                                         328,000        359,000
   Other current liabilities                                              57,000         36,000
                                                                    ---------------------------

     TOTAL CURRENT LIABILITIES                                         1,453,000      1,475,000
                                                                    ---------------------------

NOTES PAYABLE-RELATED PARTIES                                            379,000        312,000
                                                                    ---------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY
   Class A voting preferred stock,$ .00001 par value, 2,500 shares
     authorized; 2,500 shares issued and outstanding                          --             --
   Class B 8% preferred stock,$ .00001 par value, 1,150 shares
     authorized; none outstanding                                             --             --
   Class C preferred stock,$ .00001 par value, 49,996,350 shares
     authorized; none outstanding                                             --             --
   Common stock,$.00001 par value, 700,000,000 shares authorized;
     342,151,000 and 240,460,000 respectively issued and outstanding       3,000          2,000
   Additional paid in capital                                         33,238,000     32,740,000
   Deficit accumulated during development stage                      (33,740,000)   (32,493,000)
                                                                    ---------------------------

   TOTAL STOCKHOLDERS EQUITY                                            (499,000)       249,000
                                                                    ---------------------------

                                                                    $  1,333,000   $  2,036,000
                                                                    ===========================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (UNAUDITED)

                                                                                                         MARCH 15 1990
                                                                                                         -------------
                                                                                                           (Date of
                                                                                                           --------
                                              THREE MONTHS ENDED               NINE MONTHS ENDED         Inception) to
                                              ------------------               -----------------         -------------
                                                 SEPTEMBER 30,                   SEPTEMBER 30,           SEPTEMBER 30,
                                                 -------------                   -------------           -------------
                                             2000            1999            2000            1999            2000
                                         ------------    ------------    ------------    ------------    ------------
REVENUES:
   Consulting fees from Asian company    $         --    $    200,000    $         --    $    200,000    $    300,000
   Other                                      117,000           6,000         128,000          52,000         963,000
                                         -----------------------------------------------------------------------------
                                              117,000         206,000         128,000         252,000       1,263,000
                                         -----------------------------------------------------------------------------
EXPENSES:
   Research and development                   255,000          98,000         533,000         329,000       9,420,000
   General and administrative                 315,000         113,000         817,000         397,000      11,190,000
   Writedown of inventory
    & intangibles                                  --              --              --              --       1,723,000
                                         -----------------------------------------------------------------------------
                                              570,000         211,000       1,350,000         726,000      22,333,000
                                         =============================================================================

   LOSS FROM OPERATIONS                      (453,000)         (5,000)     (1,222,000)       (474,000)    (21,070,000)
                                         -----------------------------------------------------------------------------

OTHER INCOME(EXPENSE) - NET:

   Interest Expense - Related Party           (11,000)         (9,000)        (29,000)        (26,000)     (8,699,000)

   Interest Expense                                --              --              --              --      (4,925,000)

   Sale of New Jersey net operating
    loss carryforwards                             --              --              --              --         651,000

   Other(net)                                   2,000              --           4,000              --         303,000
                                         -----------------------------------------------------------------------------
                                               (9,000)         (9,000)        (25,000)        (26,000)    (12,670,000)
                                         -----------------------------------------------------------------------------

   NET LOSS                              $   (462,000)   $    (14,000)   $ (1,247,000)   $   (500,000)   $(33,740,000)
                                         =============================================================================

BASIC AND DILUTED LOSS PER SHARE         $     (0.002)   $     (0.000)   $     (0.005)   $     (0.002)
                                         =============================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 265,560,303     229,385,996     265,560,303     229,385,996
                                         =============================================================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                               Deficit
                                                                             Additional      Accumulated
                                              Number of                       Paid-In-         During
                                            shares issued    Par value        Capital     Development Stage
                                            ---------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                240,460,000    $      2,000    $ 32,740,000    $(32,493,000)

QUARTER ENDED MARCH 31, 2000

Stock options exercised at $ .01 per share       393,000              --           4,000

Issuance of 1,500,000 options at $.01
   with a FMV of $ .06 for services rendered                                      75,000

   Net loss for quarter                                                                         (359,000)
                                            -------------------------------------------------------------
BALANCES AT MARCH 31, 2000                   240,853,000    $      2,000    $ 32,819,000    $(32,852,000)
                                            =============================================================

QUARTER ENDED JUNE 30, 2000

   Net loss for quarter                                                                         (426,000)
                                            -------------------------------------------------------------
BALANCES AT JUNE 30, 2000                    240,853,000    $      2,000    $ 32,819,000    $(33,278,000)
                                            =============================================================

QUARTER ENDED SEPTEMBER 30, 2000

   Conversion of Class C preferred stock to
    common shares                             82,259,000    $      1,000          (1,000)

   Conversion of debt to shares of Common
    Stock @ $0.01                             16,426,000                         164,000

   Private placement of shares of Common
     Stock @ $0.08                             1,000,000                          80,000

   Conversion of debt to shares of Common
     Stock @ $0.096                            1,110,000                         107,000

   Stock options exercised at $ .01 per
     share with a FMV of $0.076                  503,000                          50,000

   Net loss for quarter                                                                         (462,000)
                                            -------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2000               342,151,000           3,000      33,219,000     (33,740,000)
                                            =============================================================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            March 15,
                                                                                          1990(date of
                                                               Nine months ended          inception) to
                                                                 September 30,            September 30,
                                                          ---------------------------------------------
                                                              2000            1999            2000
                                                              ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $ (1,247,000)   $   (500,000)   $(33,740,000)
   Adjustments to reconcile net loss to net cash
   Provided (used) by operating activities:
   Depreciation                                                112,000         120,000         804,000
   Amortization                                                 51,000          51,000         656,000
   Interest and compensation expense in connection
     with issuance of equity securities                        226,000              --      16,459,000
   Write down of inventories                                        --              --       1,206,000
   Write down of patents                                            --              --         517,000
   Loss on investment in related party                              --          12,000          89,000

Changes in operating assets and liabilities
   (Increase) decrease in:
   Accounts receivable                                         (19,000)        (46,000)        (32,000)
   Inventories                                                   5,000           7,000      (1,329,000)
   Prepaid expenses                                            (10,000)         24,000          64,000
   Other current assets                                             --           2,000          43,000
   Other                                                            --           6,000         (30,000)
Increase (decrease) in:
   Accounts payable                                            (21,000)        (12,000)        657,000
   Other current liabilities                                    21,000          20,000          17,000
   Accrued expenses                                              9,000         (82,000)        411,000
                                                          ---------------------------------------------
   NET CASH FLOWS FROM OPERATING ACTIVITIES               $   (873,000)   $   (398,000)   $(14,208,000)
                                                          ---------------------------------------------

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (continued)

                                                                                            March 15,
                                                                                          1990(date of
                                                               Nine months ended          inception) to
                                                                 September 30,            September 30,
                                                          ---------------------------------------------
                                                              2000            1999            2000
                                                              ----            ----            ----
NET CASH FLOWS FROM OPERATING ACTIVITIES                  $   (873,000)   $   (398,000)   $(14,208,000)
                                                          ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Patent issuance costs                                            --              --
   Purchases of equipment and leasehold improvements            (5,000)             --
   Investment in related party                                      --              --
   Other                                                            --              --
                                                          ---------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES:                       (5,000)             --
                                                          ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from related party loans                           120,000         392,000       1,778,000
   Proceeds from notes payable - others                             --              --         628,000
   Proceeds from interim loans                                 163,000              --       3,110,000
   Capital contribution                                         19,000              --         114,000
   Payments on interim loans                                        --              --        (498,000)
   Payments on notes payable - others                               --              --        (525,000)
   Payments on stockholder loans                               (84,000)             --        (656,000)
   Proceeds from issuance of capital stock                      90,000              --      12,878,000
                                                          ---------------------------------------------

   NET CASH FLOWS FROM FINANCING ACTIVITIES:                   308,000         392,000      16,829,000
                                                          ---------------------------------------------

   NET CHANGE IN CASH                                         (570,000)         (6,000)         62,000
CASH, BEGINNING OF PERIOD                                      632,000          41,000              --
                                                          ---------------------------------------------
CASH, END OF PERIOD                                       $     62,000    $     35,000    $     62,000
                                                          =============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
   Interest paid - related party                          $         --    $     26,000    $    138,000
                                                          =============================================
   Interest paid - other                                  $     29,000    $         --    $    190,818
                                                          =============================================
   Income taxes paid                                      $         --    $         --    $         --
                                                          =============================================

NONCASH FINANCING ACTIVITIES
Net assets of Xechem India contributed to capital and
   minority interest.                                     $         --    $         --    $    118,000
                                                          =============================================

Liabilities exchanged for preferred and common stock      $         --    $         --    $    921,000
                                                          =============================================

See notes to consolidated financial statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
================================================================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
--------------------------------------------------------------------------------

     In the three months ending September 30, 2000 $164,100 of debt was converted into 16,426,400 shares of Common Stock. Also in the three months ending September 30, 2000 1,110,000 shares of Common Stock were issued as compensation for $106,560 of consulting fees.

     100,000 shares of Class C Series 4 Preferred Stock were converted to 40,000,000 shares of Common Stock and 100,000 shares of Class C Series 5 Preferred Stock were converted to 42,259,000 shares of Common Stock.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[1]  Significant Accounting Policies

     The accompanying consolidated financial statements have been prepared assuming Xechem International, Inc. and its subsidiaries will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Significant accounting policies and other matters of Xechem International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc. and XetaPharm, Inc. (collectively the "Company"), are set forth in the financial statements for and as of the year ended December 31, 1999 included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

[2]  Basis of Reporting

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring item) which are considered necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2000 and the consolidated results of its operations for the nine months ended September 30, 2000 and 1999 and for the cumulative period from March 15, 1990 (date of inception) to September 30, 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1999. The results of operations for the nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for a full year.

[3]  Contingencies

     The Company has filed a complaint against the University of Texas M.D. Anderson Cancer Center and the Board of Regents of the University of Texas. This complaint is for declaratory judgement in connection with a Patent and Technology License agreement dated August 18, 1997 (the "License Agreement"). The License Agreement granted certain exclusive worldwide rights to use, license and sublicense patented technology related to a new formulation for the delivery of paclitaxel. An answer has not yet been filed on behalf of the defendants. A motion to change venue to Texas has been filed by defendant's counsel. It is expected that the case will take at least one year before it is ready for trial.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.(8)

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

Results of Operations
---------------------

THE NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     The following table sets forth certain statement of operations data of the Company for the cumulative period from inception (March 15, 1990) to September 30, 2000 and for each of the nine months ended September 30, 2000 and September 30, 1999.

                                                                   Cumulative
                                                                   Inception
                                             Nine Months Ended         to
                                                September 30,     September 30,
                                              2000        1999        2000

                                               (in thousands)

Revenue                                     $    128    $    252    $  1,263

Research and Development Expense            $    533    $    329    $  9,420

General and administrative expenses         $    817    $    397    $ 11,190

Writedown of Inventory and intangibles      $     --    $     --    $  1,723

Loss from operations                        $ (1,222)   $   (474)   $(21,070)

-------------------------
     (8) Some of the statements included in Item 2, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicates that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result, which the Company expected also, may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to the forward looking statements that may be made to reflect any future events or circumstances.

Revenue
-------

     The $124,000 decrease in sales for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 represents a $100,000 decrease or 50% resulting from a reduction in consulting fees. Product sales by the Company's subsidiary XetaPharm Inc. increased $17,000 or 65% due to the first shipment of Gugulon to China. Xechem Inc. had a $32,000 decrease in testing services for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

Research and Development
------------------------

     The Company's research and development expenditures were made in conjunction with the development of compounds to make niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures increased by $204,000 to $533,000 or 62% primarily from a $72,000 increase in employee compensation and a $113,000 increase in consulting fees related to research and development by the Company, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

     Expenditures for research and development increased during the first three quarters of 2000 and should continue to increase for the remainder of the year. The Company believes that increased research and development expenditures could significantly hasten the development of new products as well as the marketability of paclitaxel and its second-generation analogs.

General and Administrative
--------------------------

     General and administrative expenses increased $420,000 or 106% for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Legal fees increased nearly $300,000 due primarily to the stock options granted to two legal firms for continued and past services and the continuing court case against M.D. Anderson Cancer Center. The Company has also incurred increases in advertising of $29,000 due to new marketing campaign, accounting fees of $12,000 due to new quarterly reviews and increased rates and annual meeting expenses of $27,000 which was not held in 1999.

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

Liquidity and Capital Resources; Plan of Operations
---------------------------------------------------

     On September 30, 2000, the Company had cash and cash equivalents of $62,000 negative working capital of $1,220,000 and negative stockholder's equity of $499,000.

     As a result of its net losses to September 30, 2000 and accumulated deficit since inception, the Company's accountants, in their report on the Company's financial statements for the year ended December 31, 1999, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company's research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of the Company's proposed products cannot be estimated with precision. The Company expects research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

     In May 1995 the Company filed a Drug Master File ("DMF") with the Food and Drug Administration ("FDA") for the Company's facilities. The Company has completed its technology validation and filed a DMF for bulk paclitaxel manufacturing in June 1997; however, the Company's facilities have yet to be inspected by the FDA for current Good Manufacturing Practices ("cGMP"). The Company has sufficient raw materials to produce commercial bulk paclitaxel that has a market value of approximately $2,000,000 at current prices; however the book value was written down to $0.00 in 1997, and the Company anticipates, but can provide no assurances, that it will commence sales of paclitaxel in the international market in 2001. Prior to commencing such sales, the Company must file for and obtain approvals from appropriate regulatory agencies in foreign jurisdictions. Additionally, to the extent the Company elects to manufacture bulk paclitaxel domestically and ship it overseas for packaging, the Company's facilities must be approved for cGMP and the product must either be approved for an investigational new drug exemption (not currently so approved), or deemed in compliance with the laws of 24 industrialized "tier one" countries (not yet so approved). Alternatively, the Company can produce the product entirely overseas; however, it most likely would subcontract production to others from raw material or partially processed raw material provided by the Company, and might also enter into joint venture or other marketing arrangements for sale of the product overseas. There can be no assurance that necessary approvals will not be delayed or subject to conditions or that the Company will be able to meet such conditions. In addition, the Company has no experience in marketing pharmaceutical products for human consumption and there can be no assurance that the Company will be able to successfully market its paclitaxel product in bulk, or indirectly through others, or be able to obtain satisfactory packaging of the product in single dosage vials from an independent manufacturer.

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

     The Company has been approved for over $500,000 in NJEDA tax credits and has applied for an additional $400,000 to be issued in the later part of 2000. The Company anticipates, but can provide no assurances, the State of New Jersey will grant approval for the full amount of the tax credits which will result in a cash benefit to the Company of up to $750,000.

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

     Pursuant to the terms of an exclusive License Agreement with Xechem China, Xechem International will allow the use of its patents, trademarks and technical information to manufacture, market and sell the products in the Territory of People's Republic of China, Hong Kong, Macao, Taiwan (The Republic of China), Mongolia, Korea, Singapore, Malaysia, Indonesia, Republic of Philippines, Thailand, Vietnam, Brunei, Cambodia, Myanmar, and such other countries or regions which may be agreed between the parties. A non-exclusive license is granted in Japan. J & M has committed a sum of over $1,200,000, management support to the joint venture and up to $240,000 as an interest free loan to Xechem over 24 months. Profits of the joint venture are to be split 55% to J & M and 45% to Xechem.

     In the first phase, Xechem China will start the (i) manufacture and pre-clinical and clinical studies of a new paclitaxel formulation for ovarian and breast cancers, (ii) toxicological studies on two of Xechem's second generation patented paclitaxel analogs and (iii) registration of Xechem/XetaPharm's nutritional products (GinkgoOnce(R), GarlicOnce(R), GinsengOnce(R), Gugulon(TM), Co-Enzyme Q-10 and Vida Pras(TM)).

     To date the Company has received $120,000 as part of the interest free loan and Xetapharm has received purchase orders totaling $125,000, of which $25,000 was shipped in the third quarter with the remainder to be shipped in the near future.

     The Company announced on July 11, 2000 that it had received 7 new U.S. and 2 international patents during the past year, 7 of which are related to the field of the anticancer drug Paclitaxel and its second generation Paclitaxel analogs and two for diagnostic microbiological HEXOID(TM) plates. In addition, there are currently 30 international patents pending, with more on the way during the coming year. On October 17, 2000 the Company announced that Xechem has received notice of issuance of an Australian Patent # 724929 and two South African Patents #s 97/6833 & 97/6834 for several dihalo analogs of paclitaxel, the well known antitumor drug sold under the name Taxol(R) by Bristol-Myers Squibb.

PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held it's annual meeting on July 11, 2000 at 100 Jersey Ave. Suite 310 Building B, New Brunswick N.J., where:

1. Ramesh C. Pandey Ph.D. and Stephen F. Burg were re-elected to the Company's Board of Directors until the next meeting of stockholders or otherwise as provided in the Corporation's By-Laws. 186,117,151 shares of Common Stock and 2,500 shares of Class A Preferred Stock, having 1,000 votes per share, 100,000 shares of Class C Series 4 Preferred Stock, having 400 votes per share, and 100,000 shares of Class C Series 5 Preferred Stock, having
     422.59318 votes per share, were cast in favor of electing Dr. Pandey and Stephen F. Burg representing approximately 99.9% of the shares of Common Stock, Class A Preferred Stock, Class C Series 4 Preferred Stock, and Class C Series 5 Preferred Stock present and voting.

2. The Corporations Certificate of Incorporation was amended to increase the number of authorized shares from 250,000,000 to 750,000,000 shares consisting of 700,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock. 184,114,251 shares of Common Stock and 2,500 shares of Class A Preferred Stock, having 1,000 votes per share, 100,000 shares of Class C Series 4 Preferred Stock, having 400 votes per share, and 100,000 shares of Class C Series 5 Preferred Stock, having 422.59318 votes per share, were cast in favor of the proposed amendment representing approximately 99.3% of the shares of Common Stock, Class A Preferred Stock, Class C Series 4 Preferred Stock, and Class C Series 5 Preferred Stock present and voting.

3. An increase in the number of shares of Common Stock which may be issued under the Xechem International, Inc. Amended and Restated Stock Option Plan to 25,000,000 shares was approved. 186,093,151 shares of Common Stock and 2,500 shares of Class A Preferred Stock, having 1,000 votes per share, 100,000 shares of Class C Series 4 Preferred Stock, having 400 votes per share, and 100,000 shares of Class C Series 5

     Preferred Stock, having 422.59318 votes per share, were cast in favor of the proposal representing approximately 99.9% of the shares of Common Stock, Class A Preferred Stock, Class C Series 4 Preferred Stock, and Class C Series 5 Preferred Stock present and voting.

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a). Exhibit 15

          (b). Reports on Form 8-K- none

                                   SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     XECHEM INTERNATIONAL, INC.

     Date: November 03, 2000


                                        /s/ Ramesh C. Pandey
                                        ----------------------------------
                                        Ramesh C. Pandey, Ph.D.

                                        President/Chief Executive Officer