Form 10KSB
period 2000-12-31
XECHEM INTERNATIONAL INC
filed 2001-04-13
CIK 919611

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X]              ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT of 1934
                   For the fiscal year ended December 31, 2000

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

                         Commission File Number 0-23788

                           XECHEM INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

              Delaware                                   22-3284803
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey      08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number:                             (732) 247-3300
----------------------------------          ------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class             Name of each exchange on which registered

----------------------------------     -----------------------------------------

----------------------------------     -----------------------------------------

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

YES        NO  X
    ---       ---

     State issuer's revenues for its most recent fiscal year. $ 38,000

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $ 6,346,000 as of February 28, 2001.

     The number of shares outstanding of the Company's Common Stock was 344,537,279 as of February 28, 2001.

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
PART I
     Item 1.  Description of Business ......................................  03
     Item 2.  Description of Property ......................................  25
     Item 3.  Legal Proceedings ............................................  25
     Item 4.  Submission of Matters to a Vote of Stockholders ..............  25

PART II
     Item 5.  Market for Common Equity and Related Stockholder Matters .....  26
     Item 6.  Management's Discussion and Analysis .........................  28
     Item 7.  Financial Statements .........................................  32
     Item 8.  Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure .....................................  33

PART III
     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act ............  34
     Item 10. Executive Compensation .......................................  35
     Item 11. Security Ownership of Certain Beneficial Owners and Management  38
     Item 12. Certain Relationships and Related Transactions ...............  39
     Item 13. Exhibits and Reports on Form 8-K .............................  40

                                     PART I
                                     ------

ITEM 1.   DESCRIPTION OF BUSINESS(1)
          --------------------------
GENERAL

     Xechem International, Inc. ("Xechem" or the "Company") is a holding company which owns all of the capital stock of Xechem, Inc, a development stage biopharmaceutical company currently engaged in the research, development, and limited production of niche generic and proprietary drugs from natural sources. The Company is engaged primarily in applying its proprietary extraction, isolation and purification technology to the production and manufacture of paclitaxel (commonly referred to in the scientific literature as "TAXOL(R)," a registered trademark of Bristol-Myers Squibb Company ("Bristol Myers")). Paclitaxel is an anticancer compound used for the treatment of ovarian, breast, small cell lung cancers and AIDS related Kaposi sarcomas. The Company has successfully isolated greater than 97% pure paclitaxel and has received seven
(7) U.S. and six (6) international patents on this technology and its second generation analogs from the U.S. Patent and Trademark Office and thirty-four international patents are pending. The Company has also prepared, through contract, dosage forms of paclitaxel and has performed limited stability testing for submission of an Abbreviated New Drug Application ("ANDA") to the Food and Drug Administration ("FDA"). The Company has submitted to the FDA a Drug Master File ("DMF") for the facility and the bulk paclitaxel product. The Company is working to submit an ANDA for generic paclitaxel.

     The Company has continued and will continue to apply its expertise to research and develop other niche compounds. The Company has focused certain of its research and development efforts on the development of drugs from sources derived from Chinese, Indian and other traditional medicinal plants in the anticancer, antifungal, antiviral (including anti-AIDS), anti-inflammatory, antiaging and memory enhancing areas. Some of these efforts are performed in collaboration with the National Cancer Institute ("NCI") and the National Institutes of Mental Health ("NIMH"). The Company has discovered a number of medicinal plant extracts showing excellent in vitro biological activity against Helicobacter pylori (H. pylori), Vancomycin resistant bacteria and Methicillin resistant bacteria.

     The Company has a  subsidiary,  Xechem  (India)  Pvt.,  Ltd., in New Delhi,
India.

     The Company has a subsidiary, XetaPharm, Inc. ("XetaPharm"), to develop and market over-the-counter natural product health supplements such as GinkgoOnce(R), GarlicOnce(R), GinsengOnce(R), Gugulon(TM), Melatonin, DHEA and CoEnzyme Q-10. To date, XetaPharm has had only limited operations and sales. See "XetaPharm" below.

     The Company has signed a joint venture agreement with J & M Consultants, Ltd. a Hong Kong company, to establish Xechem Pharmaceutical China Ltd. with offices in Hong Kong and Beijing, Peoples Republic of China. See Xechem China below.

-------------------
     (1) Some of the statements included in Item 1, Description of Business, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates, "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligations to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

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

     The Company's product discovery and development process involves six major phases: (i) folklore screening; (ii) ethnobotanical research; (iii) biological screening, fingerprinting and standardization of the actives and isolation of active compounds; and (iv) product development.

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

     Biological Screening, Fingerprinting and Standardization, and Isolation of Active Compounds. The plants selected after folklore screening and ethnobotanical research are then extracted. The extracts are screened for specific activities in vitro. The in vitro positive extracts are tested again to confirm the activities. Those extracts which show confirmed in vitro activities are subjected to fingerprinting and standardization by high performance liquid chromatograph (HPLC) and thin layer chromatograph (TLC) for use as "PHYTOPHARMACEUTICALS" and also subjected to bioassay guided fractionation to isolate pure compounds. The isolated compounds are then further tested for biological activities to develop pharmaceuticals in studies meeting Western standards. The Company is currently screening extracts and pure compounds in the antifungal, anticancer, antiviral, anti-inflammatory and memory enhancing areas. The Company conducts certain of its screening in collaboration with the NIH and industrial laboratories.

     Product Development. Once an extract or a pure compound has demonstrated promising activity, it is subjected to the same product regulatory requirements as potential drugs from other sources. These requirements include current Good Laboratory Practices ("cGLP"), Preclinical, Investigational New Drug ("IND"), Phase I, Phase II clinical trials (i.e. trials on patients), and New Drug Application ("NDA") filings with FDA. Appropriate clinical studies will be designed by the Company's product development team in consultation with regulatory, toxicology and other experts, as necessary. See "Government Regulation" below.

RECENT DEVELOPMENTS

New Patents
-----------

     The Company announced at its annual meeting held July 11, 2000 that it had received seven new U.S. and two international patents during the past year, seven of which are related to the field of the anticancer drug Paclitaxel and its second generation Paclitaxel analogs and two for diagnostic microbiological HEXOID(TM) plates. In addition, there are currently 30 international patents pending, with more possible during the coming year.

     The Company received an Australian Patent # 724929 on January 25, 2001 for several dihalo analogs of paclitaxel, the well know antitumor drug sold under the name TAXOL(R) by Bristol-Myers Squibb.

     The U.S. Patent & Trademark Office issued U.S. Patent No. 6,177,456 on January 23, 2001 containing broad claims to novel second-generation paclitaxel analog developed by the Company. Preliminary studies show antineoplastic efficacy of the new, novel analogs against a wide array of cancer tumor cells. The claims cover the new paclitaxel analog, its pharmaceutical formulations comprising the compound, a method for administering such compound for treating both animal and human tumors, and a method for production of the compound. The new analog is produced by semisyntheses involving selective halogenation of paclitaxel's close analog cephalomannine, to produce haloisomers of cephalomannine.

Xechem China
------------

     On April 4, 2000, the Company signed a joint venture agreement with J & M Consultants, Ltd. ("J & M") to establish Xechem Pharmaceutical China Ltd. (Xechem China) with offices in Hong Kong and Beijing, People's Republic of China. Xechem China is owned 45% by the Company and 55% by J & M Consultants, Ltd. The purpose of establishing Xechem China is to carry on the business of manufacturing, marketing and distributing pharmaceutical and nutraceutical products in China. Xechem China will also carry out research, development, clinical studies and production of new drugs based on the Company's technology related to traditional Chinese medicine and other disciplines, provide consulting services for drug development and set up a certified laboratory in, the People's Republic of China to screen, to establish Quality Control and Quality Assurance laboratories and certify pharmaceutical products for the public.

     In an exclusive License Agreement with Xechem China, the Company will allow the use of its patents, trademarks and technical information to manufacture, market and sell the products in the Territories of the People's Republic of China, Hong Kong, Macao, Taiwan (The Republic of China), Mongolia, Korea, Singapore, Malaysia, Indonesia, the Republic of Philippines, Thailand, Vietnam, Brunei, Cambodia, Myanmar, and such other countries or regions which may be agreed between the parties. A non-exclusive license is granted in Japan. J & M have committed a sum of $1,218,000 and management services to Xechem China. Xechem China has agreed to fund the Company up to $240,000 as an interest free loan in monthly installments of $20,000 over 24 months. As of December 31, 2000 the Company has received $140,000 pursuant to this Xechem China is currently in the development stage, and accordingly is hiring employees and other to conduct it's business.

In the first phase, Xechem China will commence the (i) pre-clinical and clinical studies of a new paclitaxel formulation for ovarian and breast cancers, (ii) toxicological studies on two of Xechem's second generation patented paclitaxel analogs and (iii) registration of Xechem/XetaPharm's nutritional products (GinkgoOnce(R), GarlicOnce(R), GinsengOnce(R), Gugulon(TM), Co-Enzyme Q-10 and Vida Pras(TM)). Xechem China is in the process of establishing development agreements with various research and marketing specialty firms in Shanghai, Beijing and other locations. Further capital commitments will be required of J&M or other partners in the development agreements, in order to meet their business plans. Xetapharm has received two purchase orders from Xechem China totaling $125,000 for nutraceutical products of which, $25,000 of Gugulon(TM) was shipped in 2000, and the second scheduled to ship in 2001.

Sale of Net Operating Loses (NOLs)
----------------------------------

     In the year 2000 the Company has received Certificates of Approval for $299,782 from the New Jersey Economic Development Authority (NJEDA) for the sale of Xechem, Inc. and XetaPharm, Inc. unused New Jersey net operating loss carryovers. This represents the Company's allocation under a State tax benefit transfer program for emerging technology and biotechnology companies, which is administered by the NJEDA. The tax credits are based on the net operating losses for the Company and each subsidiary filing in New Jersey. The credits are calculated at a tax rate of 9% and the Company is then allowed to sell the credits for a minimum of 75% of the Tax Benefits Authorized. The Company's tax benefits were purchased by a Fortune 500 Company for $248,819. The Company has $409,606 of approved NJEDA tax benefits, which can be sold in 2001 along with over $450,000 of tax credits pending approval in 2001. All tax credits available for sale are subject to approval and allocation restrictions from the New Jersey Economic Development Authority (NJEDA). .

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

     An established market exists for paclitaxel that the Company believes currently exceeds $1.5 billion per year. Additionally, as clinical experience grows, paclitaxel is expected to be approved for use in several other cancers. Paclitaxel is also used in combination with other chemotherapy and as a sensitizer to radiation therapy. The Company believes that significant market expansion can be expected in the near future as a number of competitors produce or are developing processes to produce paclitaxel.

     The Company has developed its own process and isolated limited quantities (less than one kilogram) of greater than 97% pure paclitaxel that it intends to utilize in its efforts to obtain regulatory approval in the United States and foreign jurisdictions for the sale of the compound. Under the Waxman-Hatch Amendment to the Food, Drug and Cosmetic Act of 1984, a five-year period of marketing exclusivity is granted to any firm which develops and obtains FDA approval of a non-patentable new molecular entity, to compensate the firm for development efforts on such non-patentable molecular entities. In connection with its development of paclitaxel, Bristol-Myers was granted such a period of marketing exclusivity, which was to expire on December 29, 1997, but has been extended for an additional four-year period. The Company intends to submit an ANDA in both India and the United States for paclitaxel before the end of year 2001. The Company estimates, but can provide no assurances, that FDA approval of an ANDA for paclitaxel will take six to twenty-four months. At such time as the Company has such data, it intends to apply for regulatory approval to market paclitaxel in certain foreign countries. In addition, although there can be no assurances, the Company is considering the possibility of selling paclitaxel as "bulk raw material," processed to 97% or greater purity, but not formulated and packaged into single dosage sizes. Such sales, however, are not expected to be significant. Management believes that obtaining regulatory approval to market and distribute paclitaxel in such foreign markets will require a significantly shorter period of time than would be required in the United States, but can offer no assurance thereof. See "Government Regulation."

In cooperation with researchers at the University of Texas MD Anderson Cancer Center ("MD Anderson"), Xechem has developed a new formulation of paclitaxel which does not contain Cremophor(TM) and ethanol. Xechem believes it may ultimately have significant commercial potential. In the second quarter of 1997, Xechem obtained a license from MD Anderson and the Board of Regents of the University of Texas (the "UT Board") for the rights to such formulation. Under the license, Xechem has the exclusive, worldwide rights to MD Anderson's and the UT

Board's patent and other rights, except for certain rights of the US government and the rights of MD Anderson and the UT Board to use such rights for educational purposes. Xechem may lose the rights to such technology in countries in which it does not commence activities within five years from the date of the license. Under the license agreement, Xechem would pay MD Anderson certain milestone and similar payments, as well as a royalty of 4% of Xechem's sales of the new formulation use of paclitaxel. Xechem would also pay to MD Anderson a percentage of amounts received by Xechem from sublicenses, if any. Xechem Inc. is presently engaged in litigation with MD Anderson in connection with this agreement. See Item 3 Legal Proceedings

     In August 1998 the Company announced that it had signed a strategic agreement with Nordic Drugs AB for the marketing and distribution of paclitaxel in Denmark, Sweden, Finland, Norway and Iceland. Nordic Drugs AB is a well-known marketer of pharmaceuticals with a strong position in the oncology area. The headquarters of Nordic Drug AB is located in Malm, Sweden.

     The marketing and distribution agreement calls for Nordic Drugs to submit the necessary application for obtaining regulatory approval of Xechem's paclitaxel product, as well as its new patented paclitaxel analogs and its new patented stable non-toxic formulation for paclitaxel developed in conjunction with the M. D. Anderson Cancer Center.

     Nordic Drugs will have exclusive marketing and distribution rights in its territory for a term of ten years. As of filing date no new developments have occurred.

MANUFACTURING

     The Company conducts pilot-scale manufacturing of its potential products (other than nutraceuticals) under current Good Manufacturing Practices ("cGMP"). Management believes that its in-house pilot plant facility has adequate capacity to manufacture a limited quantity of bulk drugs for sale. The Company has temporarily stopped its in-house manufacturing of bulk paclitaxel because of the extension of Bristol-Myers exclusivity. The Company has submitted a Drug Master File (DMF) for the facility and for the manufacture of bulk paclitaxel with the FDA. Such certification is a necessary precondition to production of paclitaxel and other pharmaceutical products for sale in the United States market. See "Paclitaxel and Other Anticancer Agents" above.

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

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company's policy is to seek patent protection aggressively and enforce all of its intellectual property rights. Dr. Pandey was issued a patent in 1992 for purifying Dermostatin A and B, the rights to which have been assigned to the Company. A second patent, related to the method for separating and purifying antifungal polyene macrolide antibiotics, was granted to Dr. Pandey in 1993 and assigned by Dr. Pandey to the Company. The Company has received two patents from the U.S. Patent and Trademark Office for the HEXOID(TM) plate. The Company has also received six U.S. patents on paclitaxel and its analogs from the U.S. Patent and Trademark Office from 1997 till January 2001 and six international patents from July 1999 till January 2001. Patent applications for numerous counterparts are pending in the areas of paclitaxel isolation and purification, paclitaxel analogs and plant tissue culture (which also will be assigned to the Company).

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

                              UNITED STATES PATENTS
                              ---------------------

------------------------------------------------------------------------------------------
      U.S. PATENT                          TITLE OF PATENT                         DATE OF
         NUMBER                                                                     ISSUE
------------------------------------------------------------------------------------------
1.    5,159,002       "Method for Purifying Dermostatin A and B"                    1992
------------------------------------------------------------------------------------------
2.    5,210,226       "Method for Separating Purifying Polyene Macrolide            1993
                      Antibiotics"
------------------------------------------------------------------------------------------
3.    5,654,448       "Isolation and Purification of Paclitaxel from Organic        1997
                      Matter containing Paclitaxel, Cephalomannine and Other
                      Related Taxanes"
------------------------------------------------------------------------------------------
4.    5,840,748       "Dihalocephalomannine and Methods of Use Therefor"            1998
------------------------------------------------------------------------------------------
5.    5,854,278       "Preparation of Chlorinated Paclitaxel Analogues and          1998
                      Their Use Thereof as Antitumor Agents"
------------------------------------------------------------------------------------------
6.    5,807,888       "Preparation of Brominated Paclitaxel Analogues and Their     1998
                      Use as Effective Antitumor Agents"
------------------------------------------------------------------------------------------
7.    5,840,930       "Method for Production of 2",3" Dihalocephalomannine"         1998
------------------------------------------------------------------------------------------
8.    5,817,510       "Device and Method for Evaluating Microorganisms"             1998
------------------------------------------------------------------------------------------
9.    Des. 411,308    "Covered, Multi-Well Assay Plate"                             1999
------------------------------------------------------------------------------------------
10.   6,177,456       "Monohalocephalomannines having Anticancer and                2001
                      Antileukemic Activity and Method Preparation Therefor"
------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                              INTERNATIONAL PATENTS
                              ---------------------

1. Pandey, R.C. and L. Yankov, "Isolation and Purification of Paclitaxel from Organic Matter Containing Paclitaxel, Cephalomannine and Other Related Taxanes" South African Letters Patent # 97/6834, July 28, 1999.

2. Pandey, R.C., L.K. Yankov, R. Nair and A. Poulev, "Paclitaxel Analogs, Preparation and Use as Antitumor Agents" South African Letter Patent # 97/6833, July 28, 1999.

3. Pandey, R.C., L.K. Yankov, "Isolation and Purification of Paclitaxel and Cephalomannine" New Zealand Letter Patent # 321499, August 13, 1999.

4. Pandey, R.C., L.K. Yankov, R. Nair and A. Poulev, "Paclitaxel Analogs, Preparation and Use as Antitumor Agents" New Zealand Letter Patent # 326527, June 8, 2000.

5. Pandey, R.C., L.K. Yankov, "Isolation and Purification of Paclitaxel from organic Matter Containing Paclitaxel, Cephalomannine and other Related Taxanes", Australian Letter Patent # 720719, September 21, 2000.

6. Pandey, R.C., L.K. Yankov, R. Nair and A. Poulev, "Paclitaxel Analogs, Preparation and Use as Antitumor Agents", Australian Letter Patent #724929, January 25, 2001
--------------------------------------------------------------------------------

     No assurance can be given that any current or future patents will provide the Company with competitive advantages for its products, or that they will not be successfully challenged or circumvented by the Company's competitors. The Company thinks it has conducted an exhaustive patent search, there can be no assurance that patents do not exist or could not be filed which would have an adverse effect on the Company's ability to market its products. If other companies were to successfully bring legal actions against the Company claiming patent or other intellectual property right infringements, in addition to any potential liability for damages, the Company could be required to obtain a license to continue to use the affected process or to manufacture or use the affected product or may be required to cease using such products or process. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, or at all. There could be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's financial and human resources, regardless of the outcome of such litigation.

     The Company's licensing agreement with the MD Anderson Cancer Center requires the Company to expend significant sums to maintain its exclusivity under such agreement, as well as to prosecute patent infringers at its cost and expense. There can be no assurance that the Company will have the funds sufficient to continue its rights under this agreement or to commercialize the licensed technology. MD Anderson Cancer Center issued a letter to the Company claiming a breach of contract. The Company opposes this claim and subsequently filed for a declaratory judgement against MD Anderson Cancer Center.

     The Company also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, by confidentiality agreements with its employees, consultants and others. There can be no assurance that these agreements will not be breached that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or independently developed by competitors.

RESEARCH FOR PROPRIETARY DRUGS AND TECHNOLOGY DEVELOPMENT

Paclitaxel Analogs
------------------

     During the isolation and purification of paclitaxel, the Company has isolated and purified at least nine analogs of paclitaxel, which have been tested in vitro in collaboration with the NCI. Preliminary animal studies have shown that these analogs may have significant advantage over TAXOL(R) or TAXOTERE(R) in the treatment of certain cancers. The Company has been awarded six United States patents and six international patents with numerous international patents pending.

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

Products from Traditional Medicinal Plants and Marine Sources:
--------------------------------------------------------------

     In addition to its efforts to develop generic equivalents to compounds, which no longer enjoy patent protection, the Company has developed an efficient drug discovery program for the discovery, development and commercialization of new classes of pharmaceuticals. Towards this goal, the Company is seeking to develop proprietary drugs from extracts of medicinal plants and marine sources, as well as diagnostic tests for determination of the presence of certain biochemical compounds and/or diseases.

     Though the pharmaceutical industry's emphasis has shifted from plant-based drug discovery to the increased screening through combinatorial chemistry, synthetic compounds and the modification of existing compounds for the generation of analogs and the utilization of biotechnology tools and techniques, the Company believes its approach of screening folk lore medicinal plants and modification through semisyntheses have better chances of success in developing new drugs.

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

     Through a detailed investigation of traditional Chinese and Indonesian medicinal plants and herbs, Indian Ayurvedic medicines and Western pharmacological literature, the Company has selected over 2,000 natural products, extracts, semi-synthetic and synthetic compounds for further research and development in the areas of anticancer, antiviral (including AIDS) and anti-inflammatory, cholesterol-lowering, and anti-aging/anti-senescence agents.

     All of these extracts and pure compounds are undergoing early stages of laboratory screening for activity against cancer, AIDS, infections, or other conditions. Those compounds, which demonstrate significant activity will be further, tested in animal studies. The Company will select those compounds which show greatest promise for further investigation and commencement of the process of submitting applications to the FDA, conducting human clinical trials, and obtaining final FDA approval. Historically in the United States, seven to ten years are needed to advance a new pharmaceutical from the laboratory to marketing. See "Government Regulation" below.

NCI Grant: Products from Deep Sea Marine Organisms
--------------------------------------------------

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

     In August 1999 the Company was awarded a Small Business Innovative Research
(SBIR) Phase I grant of $87,084 from the National Cancer Institute (NCI) with Dr. Ramesh Pandey, the principle investigator, to study Bioactive Natural Products from Marine Extremophiles. This research was done in conjunction with Rutgers University. The grant was later increased by $10,834 and, was extended to August 2001.

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

--------------------------------------------------------------------------------
     U.S. PATENT                    TITLE OF PATENT                     DATE OF
        NUMBER                                                           ISSUE
--------------------------------------------------------------------------------
     5,817,510     "Device and Method for Evaluating Microorganisms"     1998
--------------------------------------------------------------------------------
     Des. 411,308  "Covered, Multi-Well Assay Plate"                     1999
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

XETAPHARM(TM)

     The Company established XetaPharm(TM) in 1996 to bridge the gap between pharmaceuticals and nutraceuticals. XetaPharm's principal business objective is to develop "quality controlled" nutraceutical products for the consumer market. Based on meetings between the National Center for Complimentary and Alternative Medicine ("NCCAM"), National Institutes of Health ("NIH"), and the FDA, which were attended by Company scientists, the Company determined that its technological strength and agreements with Chinese and Indian institutions could assure the introduction of quality controlled nutraceutical products. The Company has obtained "Gold Leaf(R)" as its Trademark for these products.

     XetaPharm is has developed a limited number of over-the-counter natural products (not requiring FDA approval) for sale through direct consumer sales, health food outlets and distribution companies. The Company has selected several products to be manufactured by contract manufacturers under XetaPharm trademarks. The emphasis of the products has been the natural health benefits. Initial marketing efforts commenced in the second quarter of 1996. XetaPharm has introduced seven products, to date: GarlicOnce(R); GinkgoOnce(R); GinsengOnce(R); Gugulon(TM); Melatonin; DHEA; Co-Enzyme-Q10 and will release an eighth, VIDA PRAS(TM), in the spring of 2001. The Company has designed a time release component for the first three of these products, reducing the number of pills that must be taken. In 2000, the Company introduced its newest product in XetaPharm's nutraceutical line, Co Enzyme Q-10. There can be no assurances as to the level of success for this program. XetaPharm's marketing efforts and sales have been limited, due to the financial constraints of the Company. The Company is evaluating its long-term commitment, which includes continued investment in sales and marketing, limited investment to product development for other companies or divestiture of XetaPharm.

     XetaPharm's interactive E-commerce based web site (xetapharm.com) is available for purchases and information for all of XetaPharm's product line.


MANUFACTURING OF NUTRACEUTICALS

     XetaPharm products are currently produced to Company specifications by a contract manufacturer until the Company's marketing efforts through brokers,
Internet and foreign sales show sufficient demand to warrant in-house manufacturing. The Company will analyze possible alternatives.

MARKETING

     The Company's initial potential pharmaceutical products are targeted at the anticancer, antiviral, and antifungal markets. Although there can be no assurances, the Company anticipates selling paclitaxel, as well as possibly certain other compounds, primarily in Europe initially due to the possibly fast timetable in which to obtain regulatory approval for sale of such products. To date, no regulatory submissions have been made; however, a submission for paclitaxel is anticipated to be made in select European markets in 2001. The Company is seeking corporate alliances with large pharmaceutical companies for some of its programs in order to take advantage of such companies' abilities to reach broad-based markets. There can be no assurance that the Company will be able to enter into such collaborative agreements. If the Company decides to conduct any direct marketing of its potential products, there can be no assurance that the Company will be successful in establishing a successful in-house marketing and sales force or that sufficient financing will be available to develop its marketing and sales capabilities.

     XetaPharm sells its nutraceutical product line through health food stores, pharmacies and through the internet. The marketing of these products is anticipated to occur through print, radio and television advertising and trade publications. XetaPharm has limited in-house marketing and sales force at this time and is seeking to establish alliances with more distributors, as well as marketing firms, to promote its product line. The Company may in the future co-market these products with established marketing organizations and/or provide some of these products on a private label basis. The Company has also established sales through the world-wide web and E-commerce through the web site www.xetapharm.com.

TRADEMARKS

     The Company has registered and maintains trademark rights to Xechem(R) and has applied for registration of HEXOID(TM). The Company had planned to market paclitaxel under the trademark PAXETOL(TM). Registration of PAXETOL(TM) in United States and Canada was opposed by Smithkline Beecham P.L.C. ("SKB") based on SKB's registered PAXIL(R) mark for use with a dissimilar product. In order to avoid this conflict, the Company will select a new name for the United States and Canada, but will retain the trademark PAXETOL(TM) for other countries. The Company may seek to register other existing or future trademarks. The Company is not aware of any competitive uses of trademarks similar to the Company's existing trademarks, other than as claimed by SKB, which may interfere with the Company's use of its trademarks.

     XetaPharm maintains trademark rights to GarlicOnce(R), GinsengOnce(R), GinkgoOnce(R) and Gold Leaf(R), for which federal registration has been granted. The trademarks for Gugulon(TM) and VIDA PRAS(TM) are pending at this time. XetaPharm may adopt other trademarks for use with its potential products.

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

     Should the agreement with Guizhou be terminated or not extended, the Company may not be able to purchase sufficient quantities of paclitaxel pursuant to the Guizhou agreement to meet its current needs. If the Company determines to produce paclitaxel in larger quantities than presently planned, the Company has located additional suppliers in China and one supplier in India for the crude paclitaxel material or its precursor. The Company currently imports the plant materials for its products under development primarily from the People's
Republic  of China  and  India.  A  continued  source of plant  supply  from the
People's Republic of China and India, as well as a supply of the raw material for paclitaxel, is subject to the risks inherent in international trade. Those risks include unexpected changes in regulatory requirements, exchange rates, tariffs and barriers, difficulties in coordinating and managing other foreign operations, potentially adverse tax consequences and possible problems associated with DMF data. There can be no assurance of a continual source of supply of these materials. Interruptions in supply or material increases in the cost of supply could have a material adverse effect on the Company's financial condition and results of operations.

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

     The Company has entered into agreements with two Chinese institutions for the supply of plant extracts and synthetic compounds. The Company has spent $150,000 for extracts and compounds under these agreements over the past five-years. Some of the compounds from these investigations are in the pre-clinical development. In addition, the Company will likely have to pay royalties to these institutions if the markets develop for any products based on these materials.

     Dr. Pandey and his brothers incorporated a corporation in India ("Xechem India") which seeks to obtain contracts for dependable supplies of plants and other raw materials from India. Based on its discussions with Indian sources for such materials, the Company believes that an Indian corporation will be able to obtain such contracts on significantly better terms than would a United States-based corporation. Xechem India may also conduct certain research, manufacturing, and marketing activities in India. Dr. Pandey has transferred his interest in Xechem India to the Company in exchange for the Company's reimbursement to him of the organizational expenses (approximately $5,000). Currently the Company owns substantially all of Xechem India. The Company has not invested significant additional amounts in Xechem India. It is anticipated that Xechem India will seek financing from Indian sources, including, in particular, individuals or organizations which will be active in Xechem India's business, which may dilute the Company's interest in Xechem India. Dr. Pandey's family has invested additional funds in Xechem India. It is anticipated that Xechem India will make available to the Company the materials Xechem India obtains. The Company has adopted a policy that all transactions with affiliates shall be on terms no less favorable to the Company than could be obtained from an unaffiliated party and must be approved by a majority of the Company's independent directors. Such policy specifically applies to any transaction between the Company and Xechem India if and so long as Dr. Pandey or any of the members of his immediate family own 10% or more of the capital stock of Xechem India. However, if the Company does not control Xechem India, there can be no assurance that Xechem India will make such materials available to the Company, or that it will not make such materials available to competitors of the Company. In addition, if the Company does not control Xechem India, there can be no assurance that Xechem India's research, development, manufacturing, and other activities will be of benefit to, or would not be competitive with, the Company. Xechem India has signed an agreement with Fujisawa (USA) to market their vancomycin and other injectable drugs in India. Xechem India commenced marketing vancomycin in 1997 after registration of the drug with the Drug Controller of India. Xechem India is working closely with the Company in the registration of generic paclitaxel in India in the second quarter of 2001. The results of operations of Xechem India have not been significant to date.

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

COMPETITION

Pharmaceuticals
---------------

     Competition in the pharmaceutical industry is extremely intense. The principal factors upon which such competition is based include marketing, distribution, price, therapeutic efficacy, side effect, profile, ease of use, safety, physician acceptance, and patient compliance. Many treatments exist for cancer, viruses, and fungi, and additional therapeutics are under development, including other naturally sourced pharmaceuticals.

     Most competitors, one of which currently dominates the paclitaxel market (Bristol-Myers), have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources, and experience than the Company. In addition, these companies have vastly greater resources for the production and distribution of pharmaceuticals following development and regulatory approval. These companies may represent significant long-term competition for the Company. The Company's competitors may succeed in developing products that are more effective or less costly than any that may be developed by the Company, or that gain regulatory approval prior to the Company's products. Bristol-Myers is already marketing paclitaxel commercially in the United States, Canada and certain other countries for treating ovarian, breast, small cell lung cancers and AIDS related Kaposi Sarcoma. In addition, other companies have competitive products that are in more advanced stages of clinical testing than the Company's paclitaxel or its second-generation paclitaxel. The Company also expects that the number of market entrants, and thus the number of its competitors and potential competitors, will increase as more paclitaxel products receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these entrants may be more successful than the Company in manufacturing, marketing and distributing its products. In addition, the Company understands that: (i) in October and December 1993, Napro Biotherapeutics, Inc. ("Napro") filed a confidential DMF containing certain of Napro's proprietary manufacturing processes with the FDA and the Australian Therapeutic Goods Administration (the "TGA"), Australia's equivalent of the FDA, relating to Napro's manufacture of paclitaxel, and that Napro has been selling certain quantities of paclitaxel in Australia; and (ii) Rhone Poulenc has developed a paclitaxel analogue trademarked as "TAXOTERE(TM)," which has similar but different properties to paclitaxel, which has been sold in Europe, and in 1996 received approval to sell TAXOTERE(TM) in the United States. To the Company's knowledge, a number of other pharmaceutical firms are poised to introduce paclitaxel for sale in the United States once Bristol Myers Squibb's exclusivity for TAXOL(R) lapses.

     As reported in THE STAR-LEDGER on March 3, 2000 a federal court supported most of the patent challenges filed by a generic drug maker that wants to sell generic TAXOL(R). The ruling invalidated key provisions of the exclusivity held by Bristol-Myers and allowed the competitor IVAX to launch generic versions, with six months exclusivity from October 31, 2000. Because of this ruling the Company is putting its efforts to bring its version of generic paclitaxel to the public.

     There can be no assurance that developments by other pharmaceutical companies will not render the Company's products or technologies obsolete or noncompetitive or that the Company will be able to keep pace with technological developments of its competitors. The Company believes that some of its competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by the Company. These competing products may be more effective and less costly than the products developed by the Company. The Company has established some collaboration to investigate its second-generation paclitaxel analogs, which are at a very preliminary stage.

Nutraceuticals
--------------

     The health supplements and nutritional product industries in which XetaPharm operates are extremely competitive, both internationally and in the United States. XetaPharm faces substantial competition to each of its products. Competitive factors include quality, price, style, name recognition and service. As a new entrant in these markets, XetaPharm has not established name recognition and its competitive position cannot be determined. XetaPharm will primarily compete with health-aid companies, specialty retailers, mass merchandisers, chain drug stores, health food stores and supermarkets. Many of such companies have trademarked products known worldwide. XetaPharm will also compete with companies, which manufacture and distribute non-branded (generic) products. Many competitors have substantially greater financial, distribution, marketing and other resources than XetaPharm and have achieved significant name recognition and goodwill for their brand names. There can be no assurance that XetaPharm will be able to successfully compete with these companies when marketing its products.

GOVERNMENT REGULATION

     The research, development, manufacture, and marketing of the Company's potential products are subject to substantial regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of the Company's potential products. Historically in the United States, it takes seven to ten years to advance a new pharmaceutical from the laboratory to the time when it can be marketed.

     Prior to marketing any pharmaceutical product for other than research purposes, the Company must prepare and submit a Drug Master File (DMF) to the FDA to obtain overall approval of the facility as a manufacturer of pharmaceuticals and a DMF for the process of manufacturing such products. Thereafter, before any of the Company's potential new pharmaceutical products may be marketed in the United States the following is involved: (i) preclinical testing including stability studies and animal tests; (ii) submission of an Investigational New Drug ("IND") application which must become effective before clinical trials may begin; (iii) well-controlled human clinical trials to establish the safety and efficacy of the proposed drug in its intended application; and (iv) FDA approval of a New Drug Application ("NDA"). If the drug or compound utilized in the product has been previously approved for use in another dosage form, the approval process is similar, except that certain preclinical toxicity tests normally required for the IND may be avoided through the use of an ANDA.

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

     Under the Waxman-Hatch Amendment to the Food, Drug and Cosmetic Act of 1984, a five-year period of marketing exclusivity is granted to any firm which develops and obtains FDA approval of a non-patentable new molecular entity, to compensate the firm for development efforts on such non-patentable molecular entities. In connection with its development of paclitaxel, Bristol-Myers was granted a period of marketing exclusivity, which was to expire on December 29, 1997, but was extended for four years. Management believes some, but not all; foreign countries have given Bristol Myers exclusive rights to market the compound. The Company intends to submit an ANDA for paclitaxel before the end of year 2001. The Company estimates, but can provide no assurances, that FDA approval of an ANDA for paclitaxel will take six to twenty-four months. At such time as the Company has such data, it intends to apply for regulatory approval to market paclitaxel in certain foreign countries. Management believes that obtaining regulatory approval to market and distribute paclitaxel in certain foreign markets will require a significantly shorter period of time than would be required in the United States, but can offer no assurance thereof.

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

EMPLOYEES

     As of December 31, 2000, the Company had eleven employees, three of which are part-time. Of these employees, seven are dedicated to research, development, manufacturing and regulatory compliance. Five of the Company's employees hold doctorate degrees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes all relations with its employees are satisfactory.

SCIENTIFIC ADVISORY BOARD

     The Company has established the Scientific Advisory Board ("SAB") which consists of scientists, researchers, and clinicians with recognized expertise in the Company's areas of research. Certain members of the SAB are asked from time to time to review the Company's research programs, advise with respect to technical or clinical matters, and recommend personnel. The Company initially granted options in May 1994 to the members of the SAB to purchase an aggregate of 63,000 shares of Common Stock at an exercise price of $.01 per share, and shares of Common Stock were granted to certain advisors in compensation for their help and contribution to the company. In addition, SAB members will be entitled to reimbursement for out-of-pocket costs incurred by them in performing their advisory activities. The following are the members of the SAB:

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

     BRIAN ARENARE, M.D., is currently providing consulting services to the pharmaceutical and healthcare industries. From January 1994 to August 1994, Dr. Arenare was the General Manager of Ropharmex U.S.A. Corp., which provides international pharmaceutical trade and consulting services. From February 1992 to February 1993, Dr. Arenare was a consultant with The Wilkerson Group, Inc., which provides strategic management consulting services to pharmaceutical and biotechnology companies. From January 1990 to January 1992, he was Managing Partner of AIM Consulting, which provided technical and strategy consulting to pharmaceutical companies. He has been an attending physician at the Beth Israel Medical Center in New York City since July 1993 and was an attending physician at Lenox Hill Hospital in New York City from January 1989 to December 1991. Dr. Arenare received his M.D. from Yale University in 1983 and a M.B.A. from Columbia University in 1992. Dr. Arenare was a director of the Company from 1994 to 1997.

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

     PROF. SUKH DEV, PH.D., D.SC., F.N.A., is a visiting Professor at the. Centre for Biomedical Research, University of Delhi, India and has studied the organic chemistry of natural products and Ayurvedic medicinal plants for more than 40 years. He has held Research Professorship at the Indian Institute of Technology in Delhi (1988 - 1992), Director of the Malti-Chem Research Center in Nandesari, Varodara, India (1974 - 1988) and has been a Visiting Professor at the Stevens Institute of Technology, the University of Georgia, and the University of Oklahoma. He is a recipient of several awards including the Ernest Guenther Award (1980) of the American Chemical Society, and the Third World Academy of Sciences Award in Chemistry (1988). He has published over 350 scientific papers, books, and chapters and holds over 50 patents. He received his Ph.D. and D.Sc. from the Indian Institute of Science in 1948 and 1960, respectively.

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

     ALLEN I. LASKIN, PH.D., is President of Laskin/Lawrence Associates. He has previously served as the Vice President of Research and Development and Chief Scientific Officer of Ethigen Corporation and President of Matrix Research Laboratories. Among his honors, Dr. Laskin has received the Charles Thom Research Award, presented by the Society for Industrial Microbiology. His work in microbial transformations of steroids led to two dozen patents and a number of publications while working at the Squibb Institute for Medical Research between 1962 and 1969. Dr. Laskin is the Senior Editor of The Journal of Industrial Microbiology and Co-Editor of Advances in Applied Microbiology. Dr. Laskin received his Ph.D. from the University of Texas in 1956.

     PROF. ZHANG LI-HE, PH.D., is Professor and Dean of the School of Pharmaceutical Sciences at Beijing University of the People's Republic of China. He has studied for over two decades the chemistry of nucleosides, nucleotides, and anti-tumor and anti-viral drugs and has published over 130 scientific papers in these areas. He has been a recipient of the National Scientific Research Excellence Award from the Science and Technology Commission and The Ministry of Education of the People's Republic of China and the Science and Technology Prize of Beijing from the Beijing Government. He received the Otani Prize and an honorary Ph.D. from Hoshi University, Japan in 1988 and 1990, respectively. He was awarded the 12th Edgar Snow Professorship by the University of Missouri-Kansas City, USA in 1993.

     RENUKA MISRA, PH.D., is currently the Director of Natural Products at the Company and she is a guest research scientist/consultant at NIH engaged in the study of natural products, including Ayurvedic plant substances and their anti-aging and memory enhancing activities. She has studied the chemistry of bioactive natural products for over two decades. She previously worked at a number of research centers including the University of Nebraska, North Carolina State University, the University of Toronto, the University of Illinois, John Hopkins University and the NCI-Frederick Facility. Dr. Misra received her Ph.D. from the National Chemical Laboratory, Pune, India in 1965.

     PROF. LESTER A. MITSCHER, PH.D., is currently the University Distinguished Professor and former Chairman of the Department of Medicinal Chemistry at the University of Kansas, one of the nations premier research institutions for chemistry. Among his past accomplishments, he has served on the Senior Advisory Council of G.D. Searle & Co., and has been the Chairman of the Biological and Natural Products Study Section for the NIH, as well as Chairman of the American Society for Pharmacognosy. Dr. Mitscher received his Ph.D. from Wayne State University in 1968. Dr. Mitscher was a director of the Company from 1994 to 1997.

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

Volatility of Stock Price
-------------------------

     The securities of biotechnology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the companies' operating performance. Announcements of technological innovations for new commercial products by the Company or its competitors, developments concerning proprietary rights or general conditions in the bio-technology and health industries may have a significant effect on the Company's business and on the market price of its securities. Sales of shares of Common Stock by existing security holders could also have an adverse effect on the market price of the Company's securities given the limited trading and low price of the Company's securities. During 2000 stock prices have changed dramatically with a high of $1.00 in February 2000 and a low of $.03 in December 2000. As of February 28, 2001 the closing price of the Company's common stock on the OTC Bulletin Board was $ 0.04.

No Developed or Approved Products; Early Stage of Development
-------------------------------------------------------------

     The Company is a development stage company. The Company's primary potential products, paclitaxel and its analogs are in the development stage. Although the Company has isolated paclitaxel in a substantially pure state and obtained several patents, there can be no assurance that such compound(s) will pass the necessary regulatory requirements for approval for sale in the United States or abroad. In addition, Bristol-Myers maintains a dominant market share in the paclitaxel business and may choose to take legal action to impair the entry of additional competitors in the market, such as by alleging infringement on certain patents. Also, although the Company anticipates that it will be able to submit an ANDA for paclitaxel in the year 2001. The Company does not yet have all of the data for such ANDA and there can be no assurance that the Company will be able to file the ANDA at that time. Although the Company has the capability to, and may, sell paclitaxel for research purposes, to date, the Company has not received any revenues from sales of paclitaxel for human consumption and has received only minimal revenues from other product sales or sales of paclitaxel for research and development. The Company's principal revenues have been contract research and testing and consulting services for other companies, which are not expected to continue, and which have historically been minimal. To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, introduce, and market its potential pharmaceutical products. No assurance can be given that the Company's product research and development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any products, if developed and introduced, will be successfully marketed or achieve market acceptance.

History of Operating Losses; Future Profitability Uncertain
-----------------------------------------------------------

     The Company has experienced significant operating losses since its inception and has generated minimal revenues from its operations. As of December 31, 2000, the Company's accumulated deficit was approximately $34,464,000 which included losses from operations of $1,868,000, $3,035,000, and $2,314,000, for the years ended December 31, 2000, 1999, and 1998 respectively. Approximately $12,963,000 of the Company's accumulated deficit resulted from a non-cash accounting adjustment based upon the difference between the approximate market value of certain debt and equity which was exchanged for Common Stock of the Company simultaneously with the Company's initial public offering (the "IPO"), and the initial public offering price of the Common Stock in the Company's IPO. To date, the Company has been dependent on capital infusions for financing. The Company's ability to achieve a profitable level of operations is dependent in large part on its completing product development, obtaining regulatory approvals for its potential products and making the transition to commercializing such products. No assurance can be given that the Company's product research and development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured or marketed or that profitability will be achieved. The Company may require additional funds to achieve profitable operations. See "Management's Discussion and Analysis."

Explanatory Going Concern Disclosure
------------------------------------

     As a result of its losses to date, working capital deficiency, and accumulated deficit, the independent accountants' report on the Company's financial statements for each of the years ended December 31, 1993 through 2000, contain an explanatory paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations. The Company anticipates that it will continue to incur significant losses until successful commercialization of one or more products generates sufficient net revenues to cover all costs of operation. As a development stage company, the

Company has a limited relevant operating history upon which an evaluation of the Company's prospects can be made. The Company's prospects must, therefore, be evaluated in light of the problems, expenses, delays and complications associated with a new business. As a result of the development-stage nature of the Company's business, additional operating losses can be expected. There can be no assurance that the Company can be operated profitably in the future. See "Management's Discussion and Analysis" and Note 2 to the Notes to the Company's Consolidated Financial Statements.

Limited Manufacturing Experience and Capacity
---------------------------------------------

     The Company believes that its current manufacturing facility is capable of producing approximately four to six kilograms per year of 97% or greater pure paclitaxel from crude bulk extract containing approximately 50% paclitaxel. Formulation and packaging of paclitaxel in single injection dosages will be performed by a contract packager. As of December 31, 2000, the Company has not negotiated a contract with any packager to perform such services. The Company maintains an efficient, ambient warehouse center to insure proper handling and shipping of the drugs. While the Company has been seeking additional and back-up manufacturers, there can be no assurance that it will be able to locate such manufacturers, or that it will be able to enter into agreements with such manufacturers. Although the Company believes that it has the capability to significantly expand production of bulk paclitaxel, should demand exceed the Company's manufacturing capacity, it may have to seek third party contract manufacturing. In such instance, there can be no assurance that the Company could locate satisfactory contract manufacturing services to perform such functions at all or on acceptable terms, or that it would have the funds or ability to develop such capability internally. In order to manufacture pharmaceutical products from its facility, the Company must obtain FDA approval that the facility is in compliance with cGMP. The Company has submitted the DMF of the facility to the FDA. If such approval is not obtained, the manufacture of its product will have to be performed by current manufacturers who meet necessary regulatory requirements.

Limited Marketing Experience and Capacity
-----------------------------------------

     Although the Company may market certain of its potential products through a direct sales force if and when regulatory approval is obtained, currently it has minimal sales and marketing employees. To the extent that the Company determines not to, or is unable to, enter into collaborative agreements or to arrange for third party distribution of its potential products, significant additional resources will be required to develop a marketing and sales force. Should the Company elect to license or sell products to distributors, a significant portion of the profits from such products may be realized by such licensees or distributors, rather than by the Company. See "Marketing" above.

Dependence upon Dr. Pandey and Other Key Personnel
--------------------------------------------------

     The Company's ability to develop its business depends upon its attracting and retaining qualified management and scientific personnel, including consultants and members of its SAB. As the number of qualified scientists is limited and competition for such personnel is intense, there can be no assurance that the Company is able to attract or retain such persons. In particular, the Company will be dependent upon the continued services of Dr. Ramesh C. Pandey, the Company's Chairman of the Board, President and Chief Executive Officer. The loss of key personnel, such as Dr. Pandey, or the failure to recruit additional key personnel could significantly impede attainment of the Company's objectives and have a material adverse affect on the Company's financial condition and results of operations. Dr. Pandey originally entered into an employment agreement with the Company for at least a five-year term, which commenced in 1994 and has been extended to February 2005, providing for, among other things, an agreement not to compete with the Company during his employment and for a period of up to six months thereafter. As of date of filing the Company has obtained a $4,000,000 key man life insurance policy on Dr. Pandey. See Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act.

     The Company will be required to make certain payments to Dr. Pandey in the event of certain changes in control. The Company may have to record significant charges to the results of operations if this occurs. Further a portion of such payments may constitute excess employment severance payments, which would not be deductible by the Company for income tax purposes. In addition, under recently adopted legislation, the Company may not be permitted to deduct that portion of an executive's compensation, which exceeds $1,000,000 in any year, excluding certain performance based compensation. There can be no assurance that options or warrants issued or which may be issued to Dr. Pandey would qualify as performance based compensation, or that the Company will be able to deduct the entire amount earned by Dr. Pandey in any year.

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

Management of Staff Growth
--------------------------

     As a result of a reduced amount of capital the number of persons which the Company employs has decreased. The Company has reduced its staff from a one time high of thirty-five to eleven people. The Company expects to increase its staffing levels in the future. The Company's ability to execute its strategies will depend in part upon its ability to integrate such new employees into its operations and fund such additional cost. The Company's planned activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing, and marketing. The inability to acquire such services or to develop such expertise could have a material adverse impact on the Company's operations.

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

Anti-Takeover Provisions
------------------------

     The Board of Directors has the authority to issue up to 49,996,350 shares of Class C Preferred Stock in one or more series, and to fix the number of shares constituting any such series, the voting powers, designation, preferences, and relative participating, optional, or other special rights and qualifications, limitations, or restrictions thereof, including the dividend rights, terms of redemption (including sinking fund provisions), conversion rights, and liquidation preferences of the shares constituting any series, without any further vote or action by stockholders. The Board of Directors may; therefore, in the future issue Class C Preferred Stock with voting and conversion rights which could adversely affect the voting power of the holders of Common Stock. In addition, the issuance of Class C Preferred Stock as well as certain statutory provisions of Delaware law could potentially be used to discourage attempts by others to obtain control of the Company through merger, tender offer, proxy contest, or otherwise by making such attempts more difficult to achieve or more costly.

Absence of Dividends; Dividend Policy
-------------------------------------

     The Company has not paid any dividends upon its Common Stock since its formation. The Company does not currently intend to pay any dividends upon the Common Stock in the foreseeable future and anticipates that earnings, if any, will be used to finance the development and expansion of its business. The Company's ability to pay dividends on its Common Stock will be limited by the preferences of any Class C Preferred Stock, which may be outstanding from time to time and may be limited by future indebtedness. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors deemed relevant by the Company's Board of Directors, including the Company's contractual obligations.

ITEM 2.   DESCRIPTION OF PROPERTY
          -----------------------

     The Company conducts its operations in a state-of-the-art laboratory facility in New Brunswick, New Jersey. Organizations such as the Company that develop or produce pharmaceuticals must meet certain Federal and State standards. For each facility subject to such standards, specific operating procedures are developed to meet these standards, and compliance with those procedures is monitored on a regular basis by both the FDA and state regulators. Compliance with these standards and procedures is known as current Good
Laboratory Practices, or "cGLP", for research operations, and current Good Manufacturing Practices, or "cGMP", for manufacturing operations. The Company currently believes it operates its facility in accordance with cGLP and cGMP; however, to date, the Company has not received the FDA certification for cGMP.

     The Company leases its office and laboratory space at 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901. The facility consists of approximately 25,000 square feet and at original execution of the lease the lessor was unaffiliated. Ownership of the lessor was subsequently transferred to a new investment group and Dr. Pandey invested personal funds to acquire an approximately 25% interest in the lessor. The Company has accepted the first of three five-year extensions therefore the current extension to the lease expires on September 30, 2005, subject to two additional five-year extensions at the Company's option and an option by the Company to lease an additional 10,000 square feet. The Company's base rent is approximately $7,768 per month, which is subject to annual increases which commenced October 1, 1996 based upon increases in the consumer price index. In addition to base rent, the Company is responsible for its proportionate share of taxes and all other expenses of the building.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
          -----------------------------------------------

     No matters were submitted to stockholders for a vote in the Fourth Quarter of 2000.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

     The Company's Common Stock is traded on the OTC Bulletin Board. The following table shows the high and low quotations, on a quarterly basis, of the Company's Common Stock from January 1, 1999 through December 31, 2000:

                                  Common Stock
                                  ------------

------------------------------------------------------------------------------------------------------------------------
                       1999         1999         1999         1999         2000         2000         2000         2000
                      First        Second       Third        Fourth       First        Second       Third        Fourth
                     Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter
                     -------      -------      -------      -------      -------      -------      -------      -------
------------------------------------------------------------------------------------------------------------------------
High Bid               3/32         1/16         5/64         1/16         1           13/32         7/32         1/8
------------------------------------------------------------------------------------------------------------------------
Low Bid                3/64         1/32         1/32         1/32         1/16         3/32         1/32         1/32
------------------------------------------------------------------------------------------------------------------------

     The Company has not declared or paid any dividends on its Common Stock.

     As of February 28, 2001, there were 227 record holders and approximately 4,200 beneficial owners of the Company's Common Stock. Dividends on the Common Stock are subordinated to the payment of dividends on the Company's outstanding Class A Voting Preferred Stock (the "Class A Preferred Stock"). The Class A Preferred Stock has a dividend preference of $.00001 per annum per share on the liquidation preference of $.00001 per share on a cumulative basis. As of February 28, 2001 there were 2,500 outstanding shares of Class A Preferred Stock.

     During the year ended December 31, 2000, the Company sold shares of its Common Stock (the "Shares") in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act") as set forth below:

     During August 2000, the Company sold a total of 1,000,000 Shares to three persons located outside of the United States who were not U.S. citizens. The purchasers of these Shares paid a total of $80,000 for their Shares. The Company did not use the services of any finders or securities broker-dealers in connection with the offer and sale of these Shares. The Company believes that all Shares sold in the above mentioned transactions are exempt from registration under the Securities Act by virtue of Regulation S promulgated thereunder.

     During August 2000, the Company issued a total of 1,110,000 Shares to four persons as payment for certain services provided to the Company. The purchasers of these Shares had provided services to the Company, which the Company valued at approximately $107,000. The Company did not use the services of any finders or securities broker-dealers in connection with the offer and sale of these Shares. The Company believes that all Shares issued in the above transactions are exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

     During August 2000, the Company also issued a total of 16,426,400 Shares to three persons in connection with the conversion of certain indebtedness owed by the Company to such persons. The amount of indebtedness converted as a result of such transactions was $164,264. The Company did not use the services of any finders or securities broker-dealers in connection with the offer and sale of these Shares. The Company believes that all Shares issued in the above transactions are exempt from registration under the Securities Act by virtue of
Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

     During August 2000, the Company issued a total of 42,259,318 Shares to Dr. Ramesh C. Pandey, the President, Chief Executive Officer and Chairman of the Company in connection with the conversion of certain shares of Preferred Stock which he held. The Company did not receive cash or any other consideration from Dr. Pandey in connection with this transaction. The Company believes that all Shares issued in the above transaction are exempt from registration under the Securities Act by virtue of Section 3(a)(9) of the Securities Act.

     During October 2000, the Company issued a total of 40,000,000 Shares to one person in connection with conversion of certain shares of Preferred Stock which he held. The Company did not receive cash or other consideration from this person in connection with this transaction. The Company believes that all Shares in the above transact are exempt from registration under the Securities Act by virtue of Section 3(a)(9) of the Securities Act.

     During November 2000, the Company issued a total of 2,154,800 Shares to one person in connection with the conversion of certain indebtedness owed by the Company to such person. The amount of indebtedness converted as a result of such transaction was $21,548. The Company did not use the services of any finder or securities broker-dealers in connection with the offer and sale of these Shares. The Company believes that all Shares issued in connection in the above transaction are exempt from registration under the Securities Act by virtue of
Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.(2)
          ----------------------------------------

General
-------

     The Company is the holder of all of the capital stock of Xechem, Inc., a development stage bio-pharmaceutical company engaged in the research, development, and production of niche generic and proprietary drugs from natural sources. Xechem, Inc., was formed in March 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.), a publicly traded company. Xechem Laboratories (formed in 1993), XetaPharm, Inc. (formed in 1996) and Xechem (India) Pvt. Ltd. are subsidiaries of the Company. Xechem Pharmaceutical China Ltd., (formed in 2000) is an affiliate of the Company in the early stages of development.

Results of Operations
---------------------

The Year Ended December 31, 2000 vs. The Year Ended December 31, 1999

     The following table sets forth certain statement of operations data of the Company for the cumulative period from inception (March 15, 1990) to December 31, 2000 and for each of the years ended December 31, 2000 and December 31, 1999.

                                                                     Cumulative
                                            Years Ended             Inception to
                                            December 31              December 31
                                            -----------              -----------
                                             2000          1999          2000
                                                      (in thousands)

Revenue                                    $     38      $    358      $  1,173

Research and development expense           $    538      $    574      $  9,425

General and administrative expenses        $  1,368      $  2,633      $ 11,741

Writedown of inventory and intangibles     $     --      $    186      $  1,723

(Loss) from operations                     $ (1,868)     $ (3,035)     $(21,716)

Revenue
-------

     Revenue decreased $320,000 or 89% from $358,000 for the year ended December 31, 1999 to $38,000 for the year ended December 31, 2000. The $320,000 decrease in revenue from the year ended December 31, 1999 to the year ended December 31, 2000 was the result of the elimination of consulting fees from the Company's joint venture partner in Xechem China which occurred in 1999 prior to the formation of the joint venture agreement. XetaPharm's revenues from the sale of over-the-counter natural health products, commonly known as nutraceuticals, increased $18,000 or 58% from the year ended December 31, 1999 to the year ended December 31, 2000, due to the first shipment of nutraceuticals to Xechem-China for distribution in the Asian market.

------------------------
     (2) Some of the statements included in Item 7, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicates that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result that the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to the forward looking statements that may be made to reflect any future events or circumstances.

     Readers should carefully review the items included in Item 1, Description of Business - Risks Affecting Forward Looking Statements and Stock Prices, as they relate to any forward looking statements, as actual results could differ materially from those projected in the forward looking statement.

Research and Development
------------------------

     Research and Development decreased $36,000 or 6% from $574,000 for the year ended December 31, 1999 to $538,000 for the year ended December 31, 2000. The Company's research and development expenditures continue to emphasize compounds for niche generic anticancer, antiviral and antibiotic products, which enjoy significant market demand but are no longer subject to patent protection

     Research and development operations decreased slightly in 2000, which resulted in the 6% reduction. This decrease was mainly due to no new increases in personnel until the 4th quarter of 2000 and reduced spending until the availability of new funding and concentrated effort of the Company's staff in establishing Xechem-China.

     Expenditures for research and development will increase during 2001 since the Company was able to increase its work force late in 2000 and plans on adding additional personnel in 2001. The Company believes that increased research and development expenditures could significantly hasten the development of new products as well as the marketability of paclitaxel.

General and Administrative
--------------------------

     General and administrative expenses decreased $1,265,000, or 48%, for the year ended December 31, 2000 as compared to the year ended December 31, 1999. The significant changes for the period ending December 31, 2000 were a decrease of $1,643,000 in non-cash compensation to employees, directors, lawyers and consultants due to issuance of options and common stock, a $25,000 increase in accounting fees due to new SEC regulation requiring the timely review of quarterly reports by the Company's auditors. A $320,000 increase in legal fees primarily relating to the M.D. Anderson case and to patent maintenance, a $47,000 increase in advertising costs due to the design and maintenance of three web sites and the production of a video for "American Medical Review", an increase in the costs for the Company's Annual Meeting of $27,000, and a $17,000 increase in rent due to the lease renewal.

     The  Company  does not  anticipate  that  the  general  and  administrative expenses will increase significantly until the hiring of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing occurs. The exact number and nature of persons hired, and the Company's expenses for such persons will depend on many factors, including the capabilities of those persons who seek employment with the Company and the availability of funding to finance these efforts.

     The Company recorded a charge to operations in 1999 of $186,000 to write-down certain inventories which in the opinion of the Company had no realizable value.

     The Company's loss from operations totaled $1,868,000, a decrease of $1,167,000, or 38%, for the year ended December 31, 2000 as compared to the year ended December 31, 1999.

     Interest  expense  increased  approximately  $298,000  in  the  year  ended
December 31, 2000 as compared to the year ended December 31, 1999. This was primarily due to increased borrowings under short-term convertible notes.

     The Company has received $249,000 from the sales of it's New Jersey NOL's in 2000. The Company still has over $400,000 in approved tax credits and anticipates on applying for approximately an additional $450,000 of credits, from its losses in 1999 and 2000. There is no guarantee that all of these proposed credits will be approved by "NJEDA" or of the total amount the Company will be allowed to sell in 2001.

Liquidity and Capital Resources; Plan of Operations
---------------------------------------------------

     On December 31, 2000, the Company had cash and cash equivalents of $229,000, negative working capital of $1,423,000 and negative stockholder's equity (deficit) of $767,000.

     The Company received $140,000 during the year ended December 31, 2000 pursuant to the loan arrangement with Xechem China. The Company has also received approximately $400,000 in the form of proceeds from convertible loans and equity securities. Cash used in operating activities was $796,000 during 2000.

     As a result of its net losses to December 31, 2000 and accumulated deficit since inception, the Company's accountants, in their report on the Company's financial statements for the year ended December 31, 2000, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company's research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of the Company's proposed products cannot be estimated with precision. The Company expects research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

     In May 1995 the Company filed a Drug Master File ("DMF") with the Food and Drug Administration ("FDA") for the Company's facilities. The Company has completed its technology validation and filed a DMF for bulk paclitaxel in June 1997; however, the Company's facilities have yet to be inspected by the FDA for current Good Manufacturing Practices ("cGMP"). The Company has sufficient raw materials to produce commercial bulk paclitaxel that has a market value of approximately $2,000,000 at current prices, however the book value of such inventory was written off in 1997, and anticipates, but can provide no assurances, that it will commence sales of paclitaxel in the international market in 2001. Prior to commencing such sales, the Company must file for and obtain approvals from appropriate regulatory agencies in foreign jurisdictions. The Company has made use of a grant from the State of New Jersey for ISO - 9000 training to gain ISO - 9001 certification, however the project is currently on hold due to lack of personnel and funding. Additionally, to the extent the Company elects to manufacture bulk paclitaxel domestically and ship it overseas for packaging, the Company's facilities must be approved for cGMP and the product must either be approved for an investigational new drug exemption (not currently so approved), or deemed in compliance with the laws of 24 industrialized "tier one" countries (not yet so approved). Otherwise, the Company can produce the product entirely overseas; however, it most likely would subcontract production to others from raw material or partially processed raw material provided by the Company, and might also enter into joint venture or other marketing arrangements for sale of the product overseas. There can be no such assurance that necessary approvals will not be delayed or subject to conditions or that the Company will be able to meet such conditions. In addition, the Company has no experience in marketing pharmaceutical products for human consumption and there can be no assurance that the Company will be able to successfully market its paclitaxel product in bulk, or indirectly through others, or be able to obtain satisfactory packaging of the product in single dosage vials from an independent manufacturer.

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

     On April 4, 2000, the Company signed a joint venture agreement with J & M Consultants, Ltd. ("J&M") to establish Xechem Pharmaceutical China Ltd. ("Xechem China") with offices in Hong Kong and Beijing, Peoples Republic of China.The purpose of establishing Xechem China is to carry on the business of, manufacturing, marketing and distributing pharmaceutical and nutraceutical products. Xechem China will also carry out research, development, clinical studies and production of new drugs based on the Company's technology related to traditional Chinese medicine and other disciplines, provide consulting services for drug development and set up a certified laboratory in China to screen, verify and certify pharmaceutical products for the public.

     In an exclusive License Agreement with Xechem China, the Company will allow the use of its patents, trademarks and technical information to manufacture, market and sell the products in the Territory of the People's Republic of China, Hong Kong, Macao, Taiwan (The Republic of China), Mongolia, Korea, Singapore, Malaysia, Indonesia, the Republic of Philippines, Thailand, Vietnam, Brunei, Cambodia, Myanmar, and such other countries or regions which may be agreed between the parties. A non-exclusive license is granted in Japan. J & M has committed a sum of US $1,218,000 and management support to the joint venture and up to $240,000 as an interest free loan to Xechem over 24 months, to be repaid from the Company's share of profits from the joint venture. Profits of the joint venture are to be split 55% to J & M and 45% to the Company.

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Xechem International, Inc.

We have audited the accompanying consolidated balance sheet of XECHEM International, Inc. (the "Company") (a development stage company) and subsidiaries as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2000 and the 2000 amounts included in the cumulative period from inception (March 15, 1990) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of XECHEM International, Inc. (a development stage company) and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year ended December 31, 2000 and the 2000 amounts included in the cumulative period from (March 15, 1990) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in the research and development of generic and proprietary drugs from natural sources. To date, the Company has primarily been engaged in the research and development activities and needs to secure additional capital and obtain proper regulatory approval to continue operations. As discussed in
Note 2 to the financial statements, the Company's existence is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis and ultimately to attain profitable operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

GRANT THORNTON LLP
March 2, 2001
New York, NY

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Xechem International, Inc.

     We have audited the accompanying consolidated balance sheet of Xechem International, Inc. and its subsidiaries (a development stage enterprise) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and for the period from January 1, 1998 to December 31, 1999 (not presented separately herein) which are included in the cumulative period from inception to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, based on our audit the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xechem International, Inc. and its subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended and for the period from January 1, 1998 to December 31, 1999 in conformity with generally accepted accounting principles.

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

                                                   Wiss & Company, LLP

Livingston, New Jersey
February 18, 2000

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,
                                                                                    2000             1999
                                                                                ------------     ------------
Current Assets:
   Cash                                                                         $    229,000     $    632,000
   Accounts receivable less allowance for doubtful accounts
       of $4,000 in 1999                                                              15,000           13,000
   Inventory:
       Raw materials                                                                   6,000               --
       Finished goods                                                                125,000          133,000
   Prepaid expenses and other current assets                                           6,000            1,000
                                                                                -----------------------------

   Total Current Assets                                                              381,000          779,000

 Equipment, less accumulated depreciation of $923,000(2000)
     and $789,000(1999)                                                              507,000          621,000
 Leasehold improvements, less accumulated amortization of
     $502,000(2000) and $434,000(1999)                                               513,000          581,000
 Cash surrender value of officer's life insurance                                     25,000           35,000
 Deposits                                                                             20,000           20,000
                                                                                -----------------------------

                                                                                $  1,446,000     $  2,036,000
                                                                                =============================

CURRENT LIABILITIES
   Accounts payable                                                             $    750,000     $    678,000
   Accrued expenses to related parties                                               346,000          253,000
   Accrued expenses to others                                                        124,000          149,000
   Loans payable                                                                     130,000           61,000
   Loans payable to related parties                                                  298,000          298,000
   Other current liabilities                                                         156,000           36,000
                                                                                -----------------------------

     Total Current Liabilities                                                     1,804,000        1,475,000
                                                                                -----------------------------

NOTES PAYABLE-RELATED PARTIES                                                        409,000          312,000
                                                                                -----------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)
   Class A voting preferred stock,$ .00001 par value, 2,500 shares
     authorized; 2,500 shares issued and outstanding                                      --               --
   Class B 8% preferred stock,$ .00001 par value, 1,150 shares
     authorized; none outstanding                                                         --               --
   Class C preferred stock,$ .00001 par value, 49,996,350 shares authorized;
     none outstanding in 2000, 200,000 outstanding in 1999                                --
   Common stock,$.00001 par value, 700,000,000 shares authorized;
     344,537,000 and 240,460,000 respectively issued and outstanding                   3,000            2,000
   Unearned compensation expense                                                    (406,000)              --
   Additional paid in capital                                                     34,100,000       32,740,000
   Deficit accumulated during development stage                                  (34,464,000)     (32,493,000)
                                                                                -----------------------------

   Total Stockholders Equity (Deficit)                                              (767,000)         249,000
                                                                                -----------------------------

                                                                                $  1,446,000     $  2,036,000
                                                                                =============================

See notes to consolidated financial statements.

          XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
      (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             MARCH 15, 1990
                                                                               (DATE OF
                                                                             INCEPTION) TO
                                              YEAR ENDED DECEMBER 31,         DECEMBER 31,
                                              2000              1999              2000
                                         -------------     -------------     -------------
REVENUES:
   Consulting fees from Asian company    $          --     $     300,000     $     300,000
   Other                                        38,000            58,000           873,000
                                         -------------------------------------------------
                                                38,000           358,000         1,173,000
                                         -------------------------------------------------

EXPENSES:
   Research and development                    538,000           574,000         9,425,000
   General and administrative                1,368,000         2,633,000        11,741,000
   Writedown of inventory
      and intangibles                               --           186,000         1,723,000
                                         -------------------------------------------------
                                             1,906,000         3,393,000        22,889,000
                                         -------------------------------------------------

   LOSS FROM OPERATIONS                     (1,868,000)       (3,035,000)      (21,716,000)
                                         -------------------------------------------------

OTHER INCOME (EXPENSE) - NET:

   Interest Expense - Related Party            (66,000)          (58,000)       (8,736,000)

   Interest Expense                           (290,000)               --        (5,215,000)

   Sale of New Jersey net operating
    loss carryforwards                         249,000           651,000           900,000

   Other                                         4,000            15,000           303,000
                                         -------------------------------------------------
                                              (103,000)          608,000       (12,748,000)
                                         -------------------------------------------------

   NET LOSS                              $  (1,971,000)    $  (2,427,000)    $ (34,464,000)
                                         =================================================

BASIC AND DILUTED LOSS PER SHARE         $       (0.01)    $       (0.01)
                                         ===============================

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                    285,145,000       279,197,000
                                         ===============================

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                        Deficit
                                                                                           Unearned     Additional    Accumulated
                                                                   Number of             Compensation    Paid-in-        During
                                                                 shares issued   Par value  Expense      Capital      Development
                                                                 -------------   --------  ---------   ------------  -------------
    Common stock issued to Dr. Pandey in 1990 in exchange
      for equipment  recorded at transferror's cost                         --   $     --  $      --   $    125,000

    Laboratory and research equipment contributed to capital
      by Dr. Pandey in 1990 and 1991                                        --         --         --        341,000

    Contribution to capital relating to unconsummated acquisition
      in 1992                                                               --         --         --         95,000

    Exchange of securities of newly formed parent for outstanding
      securities of entities owned by Dr. Pandey                     4,371,000         --         --     13,840,000

    Initial public offering in 1995 at $ 5 per share,
      less related expenses                                          1,150,000         --         --      4,543,000

    Stock options granted at exercise prices below market:
      1994                                                             210,000         --         --         51,000
      1995                                                             659,000         --         --      1,110,000
      1996                                                              54,000         --         --         18,000
      1997                                                             126,000         --         --         31,000

    Private placements, less related expenses:
      In 1995 at $ 3.00 per share                                      119,000         --         --        389,000
      In 1996 at $ 3.00 per share, net of a related 66,000 shares
        returned by Dr. Pandey                                         163,000         --         --         53,000
      In 1997 at $ 0.05 per share                                   45,020,000         --         --      2,291,000

    Shares issued in 1996 at $ 0.38 per share upon termination of
      agreement to sell a minority interest in a subsidiary            260,000         --         --        100,000

    Conversion of preferred stock into common stock at $ 1.25 to
      $ 1.75 per share less related costs:
         In 1996                                                     1,686,000         --         --      1,995,000
         In 1997                                                    45,120,000      1,000         --      2,131,000

    Conversion of debt into common stock in 1996 at $ 0.25 per
      share                                                          1,478,000         --         --        369,000

    Shares issued in settlement of a lawsuit in 1996 valued at
      $ 1.31 per share                                                  25,000         --         --         33,000

    Conversion of Dr. Pandey's preferred stock and debt into
      common stock in 1997 at $ 0.0625 per share                    19,430,000         --         --      1,214,000

    Other                                                                   --         --         --         16,000

See notes to consolidated financial statements.


                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)

                                  (Continued)

                                                                                                                        Deficit
                                                                                           Unearned     Additional    Accumulated
                                                                   Number of             Compensation    Paid-in-        During
                                                                 shares issued   Par value  Expense      Capital      Development
                                                                 -------------   --------  ---------   ------------  -------------
    Private placement at $ 0.05 per share                           11,180,000         --         --        559,000

    Contribution to capital by stockholders of equity interest
      in Xechem India                                                       --         --         --         79,000

    Conversion of debt into common stock  at $ 0.05 per share        8,800,000         --         --        440,000

    Stock issued to Fortress Financial at $ 0.0001 per share           800,000         --         --             --

    Return of capital to David Blech or his designees                       --         --         --       (261,000)

    Deficit since inception                                                                                            (30,066,000)
                                                                 -----------------------------------------------------------------
BALANCES AT DECEMBER 31, 1998                                      140,651,000   $  1,000  $      --   $ 29,562,000   $(30,066,000)

    Sale of common stock pursuent to Blech agreement
      at $0.01 per share                                         $  44,554,000      1,000         --        444,000

    Conversion of debt due related parties at $ 0.01 per share      44,181,000         --         --        360,000

    Shares issued to directors , employees and consultants
      for services valued at $ 0.037 per share                      11,074,000         --         --        410,000
     Capital arising from issuance of Class C Stock (Note 7):
          Series 4                                                          --         --         --        400,000
          Series 5                                                          --         --         --      1,564,000

    Net loss for year ended December 31, 1999                               --         --         --             --     (2,427,000)
                                                                 -----------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                                      240,460,000   $  2,000         --   $ 32,740,000   $(32,493,000)

 Stock options exercised at $ .01 per share                            393,000         --         --          4,000

  Issuance of 1,500,000 options at $.01 per share
     with a FMV of $ .06  per share for services rendered                   --         --         --         75,000

 Conversion of Class C preferred stock to common shares             82,259,000      1,000         --         (1,000)

 Conversion of debt to shares of Common Stock @
   $0.01 per share                                                  16,426,000         --         --        164,000

 Private placement of shares of Common Stock @ $0.08
   per share                                                         1,000,000         --         --         80,000

 Issuance of Common Stock @ $0.096 per share for services rendered   1,110,000         --         --        107,000

 Stock options exercised at $ .01 per share with a FMV
   of $0.076 per share                                                 503,000         --         --          5,000

 Conversion of debt to shares of Common Stock @ $0.01 per share      2,155,000         --         --         22,000

 Stock options exercised at $ .01 per share                            231,000         --         --          1,000

 Beneficial Conversion featue of notes payable                              --         --         --        286,000

 Charge to operations resulting from Options granted to Directors,
  Consultants and Employees                                                 --         --         --        192,000

 Unearned Stock Compensation Expense Related to
  Options granted to Directors,Consultants and Employees                    --         --   (406,000)       406,000

 Increase in Equity Interest in Xechem India                                --         --         --         19,000

    Net loss for year ended December 31, 2000                               --         --         --             --     (1,971,000)
                                                                 -----------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                                      344,537,000   $  3,000  $(406,000)  $ 34,100,000   $(34,464,000)
                                                                 =================================================================

See notes to consolidated financial statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  March 15, 1990
                                                                                               (date of inception)
                                                                     Year ended December 31,      to December 31,
                                                                  ----------------------------------------------
                                                                      2000             1999             2000
                                                                      ----             ----             ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net loss                                                      $ (1,971,000)    $ (2,427,000)    $(34,464,000)
    Adjustments to reconcile net loss to net cash
      Provided by (used in) operating activities:
      Depreciation                                                     132,000          143,000          824,000
      Amortization                                                      68,000           68,000          673,000
      Interest and compensation expense incurred in connection
        with issuance of equity securities                             700,000        1,973,000       16,933,000
      Write down of inventories                                             --          186,000        1,206,000
      Write down of patents                                                 --               --          517,000
      Loss on investment in related party                                   --           54,000           89,000

    Changes in operating assets and liabilities
      (Increase) decrease in:
        Accounts receivable                                             (2,000)           1,000          (15,000)
        Inventories                                                      2,000           43,000       (1,332,000)
        Prepaid expenses and other current assets                        5,000           84,000          122,000
        Other Assets                                                    10,000               --          (20,000)
      Increase (decrease) in:
        Accounts payable                                                95,000               --          773,000
        Other current liabilities                                      120,000           (9,000)         116,000
        Accrued expenses                                                45,000           44,000          447,000
                                                                  ----------------------------------------------
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES         $   (796,000)    $    160,000     $(14,131,000)
                                                                  ----------------------------------------------

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (continued)

                                                                                             March 15, 1990
                                                                                          (date of inception)
                                                                Year ended December 31,      to December 31,
                                                             ----------------------------------------------
                                                                 2000             1999             2000
                                                                 ----             ----             ----
Net cash flows provided by (used in) operating activities    $   (796,000)    $    160,000     $(14,131,000)
                                                             ----------------------------------------------

Cash flows (used in) investing activities:
    Patent issuance costs                                              --               --         (548,000)
    Purchases of equipment and leasehold improvements             (20,000)         (24,000)      (1,995,000)
    Investment in related party                                        --           12,000          (23,000)
    Other                                                              --            7,000           (8,000)
                                                             ----------------------------------------------

Net cash flows (used in) investing activities:                    (20,000)          (5,000)      (2,574,000)
                                                             ----------------------------------------------

Cash flows provided by financing activities:
    Proceeds from related party loans                              97,000          363,000        1,755,000
    Proceeds from notes payable - others                               --               --          628,000
    Proceeds from short-term loans                                226,000               --        3,173,000
    Capital contribution                                               --               --           95,000
    Payments on interim loans                                          --               --         (498,000)
    Payments on notes payable - others                                 --           (5,000)        (525,000)
    Payments on stockholder loans                                      --         (365,000)        (572,000)
    Proceeds from issuance of capital stock                        90,000          443,000       12,878,000
                                                             ----------------------------------------------

    Net cash flows provided by financing activities:              413,000          436,000       16,934,000
                                                             ----------------------------------------------

    Net change in cash                                           (403,000)         591,000          229,000
Cash, beginning of period                                         632,000           41,000               --
                                                             ----------------------------------------------
Cash, end of period                                          $    229,000     $    632,000     $    229,000
                                                             ==============================================

Supplemental disclosures of cash flow information:
    Cash paid during the periods for:
      Interest paid - related party                          $     50,000     $     33,000     $    188,000
                                                             ==============================================
      Interest paid - other                                  $         --     $         --     $    161,818
                                                             ==============================================
      Income taxes paid                                      $         --     $         --     $         --
                                                             ==============================================

Noncash financing actiities
   Net assets of Xechem India contributed to capital and
    minority interest                                        $         --     $         --     $    118,000
                                                             ==============================================

   Liabilities exchanged for preferred and common stock      $    186,000     $    921,000     $  1,107,000
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

NOTE 1    NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF THE BUSINESS
----------------------

The Company is engaged in one business segment, the research and technology development of generic and proprietary drugs from natural sources. Research and development efforts focus principally on antifungal, anticancer, antiviral (including anti-AIDS) and anti-inflammatory compounds, as well as antiaging and memory enhancing compounds. The Company is particularly committed to developing drugs from sources derived from Chinese and Indian folklore and niche generic anticancer drugs developed by fermentation or from other natural processes. Additionally, the Company provides technical and analytical laboratory services including the testing of chemicals, cosmetics, food, household and pharmaceutical products on a contract basis. The Company also provides consulting services for development and pilot-plant production of pharmaceuticals for companies on a contract basis. The Company also develops and markets a natural food and dietary supplement line of products. Operations from inception have consisted primarily of financial planning, raising capital, and research and development activities; minimal revenues have been earned to date.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Xechem International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc. and XetaPharm, Inc., and Xechem (India) Pvt. Ltd. which is substantially owned by the Company (collectively the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

The Company owns 45% of Xechem China ("China"), a newly formed entity. The Company's investment in China is carried under the equity method of accounting. See Note 8.

REVENUE RECOGNITION - The Company records revenue when all contracted services have been performed or when products have been shipped to the customer.

FINANCIAL INSTRUMENTS - Financial instruments include cash, accounts receivable, other assets, notes and loans payable, The fair value of such instruments approximate the carrying value. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

CASH - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2000 and 1999, the Company had no cash equivalents. The Company maintains cash balances at three different financial institutions in New Jersey. The Company has over $189,000 in one account, which is insured by the Federal Deposit Insurance Corporation up to $100,000.

INVENTORIES - Inventories are stated at the lower of cost on a first-in, first-out basis or market. Inventories at December 31, 2000 and 1999 were principally comprised of raw materials and finished goods of XetaPharm's dietary supplement products.

LONG-LIVED ASSETS - Long-lived assets, if impaired, are written down to fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives.

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

DEPRECIATION AND AMORTIZATION - Depreciation and amortization are provided using the straight-line method over estimated lives of 5 to 15 years. Depreciation and amortization expense for equipment and leasehold improvements for the years ended December 31, 2000 and 1999 was $202,000 and $211,000 respectively.

PATENTS - The cost of patents is charged to cost of operations when incurred, as no value is assigned to the patents due to the uncertainty of realization of value.

GOVERNMENT GRANTS - The Company has obtained a grant from the National Cancer Institute for a project entitled Bioactive Natural Products from Marine Extremophiles, which was substantially completed in 2000. Government grants are recognized as income as the related costs are incurred.

RESEARCH AND DEVELOPMENT COSTS - Expenditures for research and development activities are charged to operations as incurred.

STOCK-BASED COMPENSATION - The Company recognizes compensation expense when the exercise price of employee stock options is below the market price of the underlying stock on the date of grant ("intrinsic value method"). However, with respect to common stock and options granted to non-employees, the Company records expense equal to the fair value of the common stock or option on the measurement date, which generally is the date of completion of service. Expenses relating to such options or stock are estimated based upon the fair value as of the end of each reporting period prior to the measurement date.

INCOME TAXES - Income taxes are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Prior to the consummation of the Company's initial public offering (in May 1994), the Company was an "S" corporation and, as such, losses incurred from the date of inception to April 26, 1994 are not available to the Company as tax loss carryforwards.

ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss)/per share is computed by dividing the loss for the period by the weighted-average number of common and preferred shares outstanding for the period adjusted for the diluted effect of any potential common stock issuable during the period. The shares issuable upon the exercise of outstanding warrants and options and conversion of preferred stock have been excluded since the effect would be antidilutive, due to net losses for all periods presented. Accordingly, diluted loss per share is the same as basic loss per share for all periods reported.

Recent Accounting pronouncements - In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments." SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in the period of change. We believe that the adoption of SFAS 133 will have no impact on our financial position or results of operations.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Our policies on revenue recognition are consistent with this bulletin.

     In March 2000, the Financial Accounting Standards Board issued Financial Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensations - and Interpretation of APB No. 25." FIN 44 clarifies the application of APB 25 for certain issues including: (a) the definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the definition of the date of granting employee stock options, and (d) the accounting consequences of various modifications to the terms of a previously fixed stock option or award. FIN 44 became effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which became effective after December 15, 1998. We adopted in the accompanying financial statements the provisions for the definition of the grant date for options whose grant was subject to stockholder approval. The adoption of FIN 44 had no material impact on the accompanying financial statements.

RECLASSIFICATIONS  -  Certain   reclassifications   to  prior  year's  financial
statements have been made to conform to the current presentation.

NOTE 2    OPERATING  AND  LIQUIDITY   DIFFICULTIES  AND  MANAGEMENT'S  PLANS  TO
          OVERCOME THEM:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, the Company has incurred net losses for the years ended December 31, 2000 and 1999; has a working capital deficiency at December 31, 2000; and has an accumulated deficit and cumulative negative cash flows from operations since inception.The Company is in the development stage and has realized minimal revenues to date. The Company's research and development activities are at an early stage and the time and money required to develop the commercial value and marketability of the Company's proposed products cannot be reasonably estimated. The Company expects research and development activities to continue to require significant cash expenditures for an indefinite period in the future. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern.

In view of the matters described in the previous paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which, in turn, are dependent upon the Company's ability to meet its financing requirements on a continuous basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

MANAGEMENT'S PLANS WITH RESPECT TO THIS SITUATION INCLUDE THE FOLLOWING:

The Company has financed research and development activities principally through capital contributions and loans made by its stockholders and other investors, banks, and through funds received from the sale of NOL's (Net Operating Losses) through the New Jersey State Tax Credit Transfer program.

During the two years ended December 31, 2000, the Company has cut administrative expenses, reduced its monthly cash requirements and has sold a portion of it's state net operating loss carryforwards and expects the following:

The Company expects to continue its development efforts with respect to antifungal, anticancer, antiviral (including anti-AIDS) and anti-inflammatory compounds, as well as antiaging and memory enhancing compounds.

The Company is attempting to raise outside financing through the issuance of equity securities or other instruments, although no agreements are currently in place.

The Company has received cash advances and loans from affiliates of the Company, and has deferred certain expenses payable to officers of the Company.

The Company has issued equity securities where possible to obtain services, without expending cash.

The Company expects to continue to receive an interest free loan pursuant to its joint venture agreement with Xechem China. Xechem China, which is being financed by the Company's joint venture partner, is a development stage company engaged in the research, development, manufacturing, marketing and distribution of pharmaceutical and nutraceutical products.

NOTE 3    INCOME TAXES

     The Company has not provided for income taxes since they have generated net operating losses. As of December 31, 2000 the Company had net operating loss carryforwards ("NOL") for federal income tax purposes of approximately $19.2 million, which a portion of the NOL begins to expire in 2014 and fully expires in 2020. As the Company continues to sell stock, the Company may undergo ownership changes within the meaning of Section 382 of the Internal Revenue Code of 1986 as amended (the "Code") Under section 382 of the Code, upon undergoing an ownership change, our right to use our then existing net operating loss carryforwards as of the date of the ownership change is limited during each future year to the percentage of the fair market value of our then outstanding capital stock immediately before the ownership change and if other ownership changes have occurred prior to this ownership change, the utilization of such losses may be further limited. The timing and manner in which we may utilize the NOL in any year will be limited by Section 382 of the Code.

As of December 31, 2000 and 1999 the Company recorded a deferred tax asset of approximately $7.0 million and $6.3 million, respectively, and has fully reserved against it. The Deferred Tax Asset has primarily arisen out of the Company's Net Operating Losses, since the Company will probably not realize the benefit of the Net Operating Losses; they have fully reserved against the deferred tax asset.

As of December 31, 2000 the Company has received approval from the New Jersey Economic Development Authority ("NJEDA") to sell approximately $300,000 of tax benefits generated from NOL's. Under the terms of this NJEDA program, the proceeds of the sale had to be used for the purchase of fixed assets, working capital and any other expenses determined by the NJEDA to be in conformity with the New Jersey Emerging Technology and Biotechnology Financial Assistance Act. During 2000 and 1999, the Company and its subsidiaries transferred the tax benefits of $299,782 and $784,236 in exchange for $248,819 and $650,917, respectively, pursuant to the New Jersey State Tax Credit Transfer program.

NOTE 4    RELATED PARTY TRANSACTIONS

NOTES PAYABLE - The Company owes Dr. Pandey, Chairman of the Board, $615,000 as of December 31, 2000 from advances ($269,000) at 10% per annum and the note will be due when the Company is no longer a development entity, accrued interest ($130,000), accrued salary ($191,000) and accrued expenses ($25,000). At December 31, 1999, the Company owed Dr. Pandey $565,000. The Company also has a note payable to Dr. Renuka Misra, director of Natural Products, for $298,300 with 12% annual interest due September 20, 2001. Interest expense totaled $66,000 and $58,000 for the years ended December 31, 2000 and 1999, respectively, related to these notes.

XECHEM CHINA - The Company has received $140,000 during the year ended December 31, 2000 from Xechem China pursuant to an interest free loan. This loan which aggregates $480,000 is payable by Xechem China to the Company in $20,000 installments over a twenty-four month period. The loan advanced by Xechem China shall be repaid by the Company out of its share in the dividends or distribution of Xechem China.

XECHEM INDIA - The Company currently receives its supplies of plant extracts from India through informal collaborative relationships. Dr. Pandey and his brothers had incorporated a corporation in India ("Xechem India") which was established to formalize such relationships by obtaining contracts for dependable supplies of plants and other raw materials. Based on its discussions with Indian sources for such materials, the Company believed that an Indian corporation would obtain such contracts on significantly better terms than would a United States-based corporation. Xechem India may also conduct certain research, manufacturing, and marketing activities in India. In 1998, as a contribution to the Company's capital, Dr. Pandey transferred his 66-2/3% interest in Xechem India to the Company for no consideration other than reimbursement of amounts Dr. Pandey advanced for organizational expenses (approximately $5,000). Dr. Pandey's brothers will initially own the remaining equity in Xechem India, some or all of which the Company anticipates will be made available to other, unrelated, persons in India. The minority interest in Xechem India is not material.

LEASES - Dr. Pandey owns 25% of the lessor of it's operating facility as a limited partner (See Note 5).

NOTE 5    COMMITMENTS

EMPLOYMENT CONTRACTS

Dr. Pandey is employed pursuant to Agreements through February 2005 which provide for a salary of $140,000 a year commencing July 1, 1992, subject to annual increases in proportion to the increase in the consumer price index. In addition a royalty payment is due Dr. Pandey or his estate or designees in the amount of 2-1/2% of the Company's net profits before taxes, as determined under generally accepted accounting principles, with respect to any products developed by the Company during Dr. Pandey's tenure with the Company whether prior to or after the term of the Employment Agreement. This royalty will continue to be paid to Dr. Pandey and/or his successors so long as any such products are sold by the Company (regardless of whether Dr. Pandey is actually employed by the Company at the time of such sale). Further Dr. Pandey will receive a severance payment equal to his compensation if his services are terminated.

Dr. Pandey has agreed to defer all unpaid compensation otherwise payable to him under these agreements until such time as the Company has the available funds. At December 31, 2000 unpaid compensation totaled $191,000.

LEASES - The Company leases its facilities under an operating lease that began in April 1991 and expires on September 30, 2005. In 1996, Dr. Pandey purchased a 25% beneficial ownership in the lessor as a limited partner in such entity, which may be deemed to be an affiliate of Dr. Pandey. The lease provides the Company with renewal options for two additional five-year periods. Rent expense under the operating lease amounted to approximately $105,000 and $90,000 for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, the Company owes rental payments to the lessor totaling approximately $80,000 and $140,000 as of December 31, 1999.

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

In 2000 and 1999, no purchases of paclitaxel were made.

LICENSE AGREEMENT - In August 1997, the Company entered into a license agreement granting it exclusive worldwide rights to a novel formulation (patent pending for the delivery of paclitaxel developed by the University of Texas MD. Anderson Cancer Center, ("M.D. Anderson") in collaboration with Xechem. The Company will pay royalties to M.D. Anderson on net sales and future minimum annual royalties as follows, after the beginning of licensed sales, as follows:

                                    1st Year  $25,000
                                    2nd Year   35,000
                                    3rd Year   45,000
           Each year for 17 years thereafter   50,000

In 2000 and 1999, the Company did not generate any sales with respect to the agreement, and no royalties were paid.

The Company is currently in litigation with M.D. Anderson with respect to this agreement relating to M.D. Anderson's desire to terminate the License Agreement on the basis that the Company is "insolvent", which the Company believes is not correct due to the fact that the Company is still operating and has met all it's financial obligations to date concerning M.D. Anderson. The Company believes that this litigation will not have a material effect on the financial condition of the Company.

LOVASTATIN AGREEMENT - In March 1997, the Company acquired a strain and related technology to produce Lovastatin for a total purchase price of $300,000, payable $50,000 upon delivery, $50,000 upon initial laboratory verification, $100,000 upon additional laboratory verification and $100,000 upon the earlier of commercial production or two years after delivery of the strain and related technology. For accounting purposes, the payments have been considered research and development incurred at the earliest date to which they become payable. Through December 31, 1998, a total of $200,000 has been recorded as research and development expense, of which $100,000 has been paid and $100,000 is included in accounts payable at December 31, 2000 and 1999. There has been no activity in 1999 or 2000 but the Company intends to continue with the agreement.

NOTE 6    STOCK OPTIONS:

The Company's Stock Option Plan provides for the grant of up to 12,600,000 shares of Common Stock to employees with incentive stock options ("ISOs") and non-qualified stock options to employees, consultants and directors. The Plan is administered by the Board of Directors and the stock option committee. On July 11, 2000 the Stockholders authorized increasing the number of options available to 25,000,000.

The exercise price of all ISOs granted under the Plan must be at least equal to the fair market value of the shares of Common Stock on the date of the grant. With respect to any participant who owns stock possessing more than 10% of the voting power of the Company's outstanding capital stock, the exercise price of any ISO granted must equal at least 110% of the fair market value on the grant date and the maximum exercise period of the ISO must not exceed five years. The exercise period of any other options granted under the Plan may not exceed 11 years (10 years in the case of ISOs). Options begin vesting after one year from the grant date at a rate of 20% per year. In December 1997, an exception was made so that 780,000 options granted on December 2, 1997 will begin vesting after one year from the grant date at a rate of 33 1/3% per year. In July 2000, an exception was made so that of the 13,200,000 options granted on July 11, 2000, approximately one third (1/3) vested immediately and the balance will vest equally one year and two years from the grant date.

The Plan will terminate in December 2003, ten years after the date it was first approved, though awards made prior to termination may expire after that date, depending on when granted.

     A summary of stock option activity under the plan is as follows (shares in thousands):

                                             2000                   1999
                                      ------------------------------------------
                                                Weighted-              Weighted-
                                                ---------              ---------
                                                 Average                Average
                                                 -------                -------
                                                Exercise               Exercise
                                                --------               --------
                                      Shares      Price      Shares      Price
                                      ------      -----      ------      -----

OUTSTANDING ON JANUARY 1,              1,516     $  0.14      1,626     $  0.14

Granted                               13,200     $  0.03         50     $  0.07
Exercised                             (1,326)    $  0.01         --          --
Forfeited/Expired                     (1,366)    $  0.02       (160)    $  0.04
                                     -------     -------    -------     -------
  OUTSTANDING ON DECEMBER 31,         12,024     $  0.04      1,516     $  0.14
                                     =======     =======    =======     =======

  EXERCISABLE ON DECEMBER 31,          4,682     $  0.04        885     $  0.15
                                     =======     =======    =======     =======

The following table summarizes information about stock options at December 31, 2000 (shares in thousands):

                             Outstanding Stock Options          Exercisable Stock Options
                      ----------------------------------------  -------------------------
                                   Weighted-
                                   ---------
                                    Average       Weighted
                                    -------       --------
    Range of                       Remaining       Average              Weighted-Average
    --------                       ---------       -------              ----------------
 Exercise Prices       Shares  Contractual Life Exercise Price   Shares  Exercise Price
 ---------------       ------  ---------------- --------------   ------  --------------
$0.01 to 0.34          11,879        10.4            $0.02       4,537        $0.02
$0.66 to 5.00             145         6.9            $0.81         145        $0.81
                       ------      ------           ------      ------       ------

     Totals            12,024        10.3            $0.04       4,682        $0.04
     ------            ======      ======           ======      ======       ======

Compensation cost for the stock option plans has been determined based on the fair value at the grant dates for awards under the plan, which resulted in approximately a $267,000 charge in 2000 and $203,000 in the next two years which has been recorded as unearned compensation in the accompanying financial statements.

The fair value of certain option grants is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively; dividend yields of 0% for each year, expected volatility of approximately 210 % in 2000 and 116% in 1999, risk-free interest rates of 6.1 percent for each year and expected lives of 10 years for both years. The weighted-average fair value of options granted was $ 0.07 for the each of the years ended December 31, 2000 and 1999.

Had compensation cost for the stock option plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative method set forth under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's proforma net loss and proforma net loss per share would have been as follows:

                                                       Year Ended December 31,
                                                       -----------------------
                                                        2000            1999
                                                        ----            ----
Net Loss:
    As Reported                                     $   (1,971)      $   (2,427)
    Pro Forma                                       $   (2,298)      $   (2,429)
Net Loss Per Share:
    As Reported                                     $    (0.01)      $    (0.01)
    Pro Forma                                       $    (0.01)      $    (0.01)

In 2000, 13,200,000 options were granted to employees, directors, consultants and attorneys as incentives and bonuses. The Company recognized a charge to operations of $267,000 relating to the issuance of these stock options.

NOTE 7    COMMON AND PREFERRED STOCK:

The two largest shareholders of the Company are Dr. Pandey, Chairman of the Board of the Company and David Blech, an outside investor ("Blech"). During 1999, Blech , his wife and the trustee of the Edward A. Blech Trust granted to Dr. Pandey an irrevocable proxy to vote all of the shares under his control.

In 1999 Blech and Dr. Pandey agreed to amend those portions of a stockholder agreement as to which they are parties. Specifically, Blech and Dr. Pandey have amended this agreement to: (i) eliminate the prohibition against Dr. Pandey's sale of any shares of Company capital stock for five years except with Blech's consent; (ii) eliminate Blech's right to sell his prorata portion (relative to the holdings of Dr. Pandey) of any proposed sale of shares by Dr. Pandey, and a reciprocal right in favor of Dr. Pandey to sell his prorata portion of any shares sold by Blech; (iii) eliminate the requirement that Blech vote for Dr. Pandey as a director of the Company, and to use his best efforts to cause Dr. Pandey to remain Chairman, President and Chief Executive Officer of the Company; and (iv) eliminate the requirement that the Company and its directors (subject to their fiduciary duties to the Company and the shareholders of the Company) to take such actions as Blech may request to elect his nominees to constitute a majority of the directors of the Company.

The Company recognized a charge to operations of $107,000 and $26,000 for the years ended December 31, 2000 and 1999, respectively, for shares of common stock issued to consultants.

The following table summarizes the number of shares of common stock and preferred stock outstanding at December 31, 2000 and 1999:



--------------------------------------------------------------------------------
                                        DECEMBER 31, 2000   DECEMBER 31, 1999
--------------------------------------------------------------------------------
COMMON STOCK                            344,537,000         240,460,000
--------------------------------------------------------------------------------
CLASS A VOTING PREFERRED STOCK          2,500               2,500
--------------------------------------------------------------------------------
CLASS B PREFERRED STOCK                 0                   0
--------------------------------------------------------------------------------
CLASS C  - SERIES 4 PREFERRED STOCK     0                   100,000
--------------------------------------------------------------------------------
CLASS C  - SERIES 5 PREFERRED STOCK     0                   100,000
--------------------------------------------------------------------------------

CLASS A VOTING PREFERRED STOCK - There are currently outstanding 2,500 shares of Class A Preferred Stock. The holder of Class A Preferred Stock is entitled to receive dividends of $.00001 per share, and $.00001 per share in liquidation, before any dividends or distributions on liquidation, respectively, may be paid to the holders of Common Stock. The holder of the Class A Preferred Stock is entitled to cast 1,000 votes per share except as may be required by the Delaware General Corporation Law, and except that the affirmative vote or consent of the holders of a majority of the outstanding Class A Preferred Stock is required to approve any action to increase the number of authorized shares of Class A Preferred Stock, to amend, alter, or repeal any of the preferences of the Class A Preferred Stock, or to authorize any reclassification of the Class A Preferred Stock. Dr. Pandey owns all of the outstanding Class A Preferred Stock. The Company may redeem the Class A Preferred Stock for $.00001 per share at any time after May 3, 2009, however, pursuant to the private offering of the Company's Common Stock in 1995 and 1996, Dr. Pandey agreed with the underwriter to have the option to redeem the Class A Preferred Stock. As of December 31, 2000 Dr. Pandey is still the holder of record.

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

CLASS C PREFERRED STOCK - The Company's Board of Directors may, without further action by the Company's stockholders, from time to time, issue shares of the Class C Preferred Stock in series and may, at the time of issuance, determine the rights, preferences, and limitations of each series. Any dividend preference of any Class C Preferred Stock, which may be issued, would reduce the amount of funds available for the payment dividends on Common Stock. Also, holders of the Class C Preferred Stock would normally be entitled to receive a preference payment in the event of any liquidation, dissolution, or winding-up of the Company before any payment is made to the holders of Common Stock. The Board of Directors of the Company, without stockholder approval, may issue the Class C Preferred Stock with voting and conversion rights which could adversely affect the holders of Common Stock.

In January 1999, the Company issued 100,000 shares of Class C Series 4 Preferred Stock in exchange for $ 400,000 owed by the Company. These shares were converted into 40,000,000 shares of common stock in September 2000.

In October 1999, the Company issued an option which entitled Dr. Ramesh C. Pandey to purchase 100,000 shares of Class C Series 5 convertible preferred stock at par value. The option was valued at the quoted market price of the underlying common stock in excess of the exercise price and recorded as compensation expense with a corresponding credit to paid in capital. Upon exercise, the shares became convertible into that number of shares, on a fully diluted basis, which will bring Dr. Pandey's ownership to 20%(approximately 42,259,000 shares).This conversion was exercised in September 2000. The Company recorded $1,563,000 of compensation expense for the year ended December 31, 1999 related to the issuance of these securities.

NOTE 8 - XECHEM CHINA JOINT VENTURE

On April 4,  2000,  the  Company  signed a joint  venture  agreement  with J & M
Consultants, Ltd. ("J & M") to establish Xechem Pharmaceutical China Ltd. (Xechem China) with offices in Hong Kong and Beijing, People's Republic of China. Xechem China is owned 45% by the Company and 55% by J & M Consultants, Ltd. The purpose of establishing Xechem China is to carry on the business of manufacturing, marketing and distributing pharmaceutical and nutraceutical products. Xechem China will also carry out research, development, clinical studies and production of new drugs based on the Company's technology related to traditional Chinese medicine and other disciplines, provide consulting services for drug development and set up a certified laboratory in, the People's Republic of China to screen, verify and certify pharmaceutical products for the public.

The Company has not made an investment in cash or by transfer of recorded assets to Xechem China, and accordingly, there is no amount reflected on the balance sheet of the Company at December 31, 2000. The following unaudited condensed balance sheet and income statement of Xechem China as at December 31, 2000 and for the period of inception to December 31, 2000 follows:

Balance Sheet Data                                       As of December 31, 2000
--------------------------------------------------------------------------------
Current Assets, including loans to Xechem
   International, Inc.                                           $160,000
--------------------------------------------------------------------------------
Total Assets                                                      268,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Current Liabilities                                                  -
--------------------------------------------------------------------------------
Total Liabilities                                                 689,000
--------------------------------------------------------------------------------
Total stockholders equity(deficit)                               (957,000)
--------------------------------------------------------------------------------
Total liabilities and stockholders equity(deficit)                268,000
--------------------------------------------------------------------------------
Income Statement Data:
--------------------------------------------------------------------------------
Revenues                                                             -
--------------------------------------------------------------------------------
Costs and expenses                                                421,000
--------------------------------------------------------------------------------
Net income(loss)                                                 (421,000)
--------------------------------------------------------------------------------

NOTE 9 - LOANS PAYABLE

Loans payable at December 31, 2000 and 1999 totaled approximately $130,000 and $359,000, respectively, consisting principally of:

     o $100,000 due an individual with an interest rate of 10% per annum with an option to convert to Xechem International Inc. stock $ 0.04 per share with a warrant for every two shares of common stock, which can be exercised at $ 0.10 per share within five years from issue date. The Company recorded additional interest expense of $100,000 in 2000, related to the beneficial conversion feature of the above note.

     o $30,000 which represents borrowing against a $ 50,000 line-of-credit at an annual rate of 11.5% for 2000 from the Bank of New York.

     o During the year ended December 31, 2000, the Company received $182,500 in the form of notes payable to affiliates and outside investors. These notes were converted into 18,581,200 shares of common stock during 2000, using a conversation rate of $0.01 per share. The Company recorded additional interest expense of $185,812 in 2000 related to the beneficial conversion feature of these securities.

NOTE 10 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of fiscal 2000 the Company recorded significant fourth quarter adjustments related to the accounting for the issuance of stock options to directors, consultants and employees of the Company as well as stock given out to various consultants of the Company in exchange for their services rendered. The Company also recorded fourth quarter adjustments related to the beneficial conversion feature of convertible debt. The charges for the above items approximated $430,000, of this amount approximately $325,000 relates to the third quarter. Accordingly the Company will file an amended 10Q for the period ended September 30, 2000.

ITEM 8.   CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

On December 6, 2000, Xechem International, Inc. (the "Registrant") announced that it had decided to terminate its relationship with its independent accountants, Wiss & Company, LLP, and had engaged Grant Thornton LLP as the Registrant's independent accountants to audit and report on the Registrant's annual financial statements for the year ending December 31, 2000. The Audit Committee of the Registrant approved this decision. Over the last two years, the report of Wiss & Company, LLP contained a statement that there were doubts about the ability of the Registrant to continue as a going concern. The Company disagreed with Wiss & Company's requirement to use quoted market value (where there was no objective evidence of fair value) in valuing stock issued to employees. Further, it disagreed with Wiss & Company to value shares issued to consultants at fair value. The Company had originally used par value but ultimately accepted Wiss' position. These matters were discussed on July 7, 2000 with the Audit Committee. The Company has authorized Wiss & Company, LLP to respond fully to any inquiries from Grant Thornton LLP to the previously mentioned disagreements. Except for these valuations, at no time during the Registrant's two most recent years, and any subsequent interim period before retaining Grant Thornton LLP, did Registrant have any disagreements with Wiss and Company, LLP concerning accounting principles or practices, financial statement disclosure or auditing scope or procedure. At no time during the Registrant's two most recent fiscal years, and any subsequent interim period prior to engaging Grant Thornton LLP, did the Registrant consult Grant Thornton LLP regarding: (i) either: the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements; or (ii) any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions or a reportable event described in paragraph 304(a)(1)(v). At no time during the Registrant's two most recent fiscal years and the interim period through December 6, 2000 were there any reportable events with Wiss and Company, LLP, as described in
Item 304(a)(1)(v) of Regulation S-K.

                                    PART III
                                    --------

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          ----------------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
          --------------------------------------------------

     The names of the directors and executive officers of the Company and their respective ages and positions with the Company are as follows:

NAME                              AGE     POSITION WITH THE COMPANY
----                              ---     -------------------------

Dr. Ramesh C. Pandey (1) .....    62      Chief Executive Officer, President,
                                          Chairman of the Board of Directors and
                                          Chief Accounting Officer

Stephen Burg (1)(2)(3) .......    63      Director

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

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     The Company's executive officers, directors and shareholders beneficially owning more than 10% of the Company's Common Stock are required under the Exchange Act to file reports of ownership of Common Stock of the Company with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely upon a review of the copies of reports furnished to the Company and written representations that no other reports were required, the Company believes that during the preceding year all filing requirements applicable to executive officers, directors and shareholders beneficially owning more than 10% of the Company's Common Stock have been complied with, the exception of Jay Gupta who was late filing Form 3 and Form 4.

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

Executive Compensation.
-----------------------

     Set forth below is information concerning the compensation for 1998, 1999 and 2000 for the Company's President and Chief Executive Officer, who is the only executive officer of the Company whose compensation exceeded $100,000:

==============================================================================================================
                                                                   LONG TERM COMPENSATION
                                                             ----------------------------------
                                                                                                   ALL OTHER
                                                                                                  COMPENSATION
                                 ANNUAL COMPENSATION                  AWARDS            PAYOUTS
-----------------------------------------------------------------------------------------------
                                                                          SECURITIES
                                                 OTHER       RESTRICTED   UNDER-LYING
                                                 ANNUAL        STOCK        OPTIONS      LTIP
          YEAR              SALARY    BONUS   COMPENSATION     AWARDS                   PAYOUTS
--------------------------------------------------------------------------------------------------------------

Dr. Ramesh Pandey   1998   $136,233     0        $7,340               0        0           0            0
                    1999   $140,000     0        $1,249      $1,563,000        0           0            0
                    2000   $140,000     0        $  688               0        0           0            0
==============================================================================================================

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

     In 2000 Dr. Pandey deferred $70,000 of salary for a total of $191,425 of deferred salary until the Company has funds to pay him as set forth in the amendment to his Employment Agreement.

STOCK PLAN

     Effective December 1993, Xechem's sole stockholder approved the Share Option Plan (the "Plan"), which the Company has assumed, providing for the issuance to employees, consultants, and directors of options to purchase up to 12,600,000 shares of Common Stock. The Plan provides for the grant to employees of incentive stock options ("ISOs") and non-qualified stock options. On July 11, 2000, the Board of Directors increased the number of options available to 25,000,000.

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

     The Plan will terminate in December 2003, ten years after the date it was first approved by Xechem's stockholder, though awards made prior to termination may expire after that date, depending on when granted. As of December 31, 2000, the Company has granted options under the Plan to purchase 13,429,500 shares of Common Stock, with 12,024,000 still outstanding under the plan.

AGGREGATED OPTION EXERCISES IN FISCAL 2000 AND FISCAL YEAR-END OPTION VALUES

     The following table provides information on option exercises during the year ended December 31, 2000 by the directors and executive officers of the Company and the value of such parties' unexercised stock options as of December 31, 2000.

==================================================================================================================
                                                       NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                                                        OPTIONS AT 12/31/00                 AT 12/31/00 (1)
------------------------------------------------------------------------------------------------------------------
                          SHARES
                         ACQUIRED      VALUE
        NAME                ON        REALIZED     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
                         EXERCISE       ($)
                            (#)
------------------------------------------------------------------------------------------------------------------
Dr. Ramesh C. Pandey            0            0       500,000         1,707,000         $14,000          $29,859

Stephen Burg               40,300       19,747       500,000         1,024,700         $14,000          $ 3,692
==================================================================================================================

(1) Represents the excess, if any, of the closing price of the Common Stock as quoted on the OTC Bulletin Board on December 29, 2000 ($.038) over the exercise price of the options, multiplied by the corresponding number of underlying shares.

     The following table provides information on options granted during the year ended December 31, 2000 to the directors and executive officers of the Company.

-------------------------------------------------------------------------------------------------------------------------
Name                      Number of Options       Percent of total Options granted to    Exercise Price   Expiration Date
                          Granted to Directors    Employees
-------------------------------------------------------------------------------------------------------------------------
Dr. Ramesh C. Pandey      1,500,000               14%                                    $0.01            July 11, 2011
-------------------------------------------------------------------------------------------------------------------------
Stephen Burg              1,500,000               14%                                    $0.01            July 11, 2011
-------------------------------------------------------------------------------------------------------------------------

     The Company has not granted any Long-Term Incentive Plan-Awards during the year ended December 31, 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock and total voting stock (including the Class A and Class C Preferred Stocks) as of February 28, 2001 by: (i) each stockholder known by Xechem to beneficially own in excess of 5% of the outstanding shares of Common Stock or Class A Preferred Stock; (ii) each director or nominee for director; and (iii) all directors and executive officers as a group. All of the outstanding Class A Preferred Stock is owned by Ramesh C. Pandey. Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and investment power with respect to the shares beneficially owned by such persons.

-------------------------------------------------------------------------------------------------------
                                                                 CLASS A PREFERRED
                                      COMMON STOCK                     STOCK
-------------------------------------------------------------------------------------------------------

                                 NUMBER OF   PERCENT           NUMBER OF    PERCENT        PERCENT OF
NAME AND ADDRESS                   SHARES    OF CLASS           SHARES     OF CLASS        VOTING STOCK
                                                                                           (1)(11)(12)
-------------------------------------------------------------------------------------------------------
The Edward A. Blech Trust       69,000,000      20%                 0           --            19.9%
(2)                                    (3)
-------------------------------------------------------------------------------------------------------
David Blech (3)                 69,000,000      20%                 0           --            19.9%
                                       (4)
-------------------------------------------------------------------------------------------------------
Jay Gupta (6)                   60,000,000    17.4%                 0           --            17.3%
-------------------------------------------------------------------------------------------------------
Stephen Burg (9)                               0.4%                 0           --             1.2%
                                 1,500,000
                                      (10)
-------------------------------------------------------------------------------------------------------
Dr. Ramesh C. Pandey (7)        64,923,663    18.8%             2,500         100%            19.4%
                                       (8)                        (1)
-------------------------------------------------------------------------------------------------------
All directors and executive     66,423,663    19.2%             2,500         100%            19.8%
officers as a group (2                 (8)                        (1)
persons)
-------------------------------------------------------------------------------------------------------

(1) Gives effect to the voting rights of 2,500 shares of Class A Voting Preferred Stock, all of which are owned by Dr. Pandey and which entitle him to cast 1,000 votes per share on all matters as to which shareholders are entitled to vote.
(2) The address of The Edward A. Blech Trust is 418 Avenue I, Brooklyn, New York 11230.
(3)  The address of Mr. Blech is 225 Lafayette Street, New York, New York 10012.
(4)  Includes shares owned by the Trust and shares owned by Mr. Blech's spouse.
(6)  The address of Jay Gupta is 1173 Dolly Madison Blvd. McLean Va. 22101.
(7) The address of Dr. Pandey is c/o Xechem International, Inc., 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901.
(8) Does not include 1,707,000 shares subject to the Pandey Options, which presently are not exercisable, and will not be exercisable, within 60 days from February 28, 2001; however, includes 500,000 shares which are presently exercisable options.
(9)  The address of Stephen Burg is 3257 Winged Foot Drive, Fairfield, CA 94533
(10) Does not include 1,024,700 shares subject to the Burg Options, which presently are not exercisable, and will not be exercisable, within 60 days from February 28, 2001; however, includes 500,000 shares which are presently exercisable options
(11) During 1999, Mr. Blech and the trustee of the Edward A. Blech Trust granted to Dr. Pandey an irrevocable proxy to vote all of the shares under their control.
(12) During 2000, Mr. Gupta granted to Dr. Pandey an irrevocable proxy to vote all of the shares under his control.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     Subject to obtaining necessary regulatory approvals in India, Dr. Pandey has transferred his interest in Xechem India to the Company for no consideration other than reimbursement of amounts (equal to approximately $5,000) Dr. Pandey advanced for organizational expenses. Dr. Pandey's brothers own the remaining equity in Xechem India. At December 31, 2000, the Company owns substantially all of Xechem India. The Company anticipates that some of the equity in Xechem India will be made available to other, unrelated, persons in India. Both of Dr. Pandey's brothers and Mr. Anil Sharma, a chartered accountant, serve as directors of Xechem India. No compensation is paid to Dr. Pandey, his relatives or Mr. Anil Sharma for service as directors. See Item 1, Description of Business
- Raw Material Supply.

     Effective June 25, 1996, an entity wholly-owned by Dr. Pandey (the "Holding Company") became a member of Vineyard Productions, L.L.C. ("Vineyard"), which in June 1994 acquired the building in which the Company leases its offices. Prior to making such investment, Dr. Pandey informed the Board of Directors of the opportunity for such investment, and the Board determined that the Company was not interested in such opportunity and approved Dr. Pandey making the investment. The Company's lease was entered into prior to that date (with a prior owner of the building) and has not been modified subsequent thereto. The Company paid Vineyard $143,847 in 1999 and $228,366 in 2000.

     On November 18, 1996, the Company entered into the initial stage of Blech Purchase Agreement. Additional issuances under the Blech Purchase Agreement were closed at various dates through February 21, 1998.

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

     Also during 1999, Mr. Blech and the trustee of the Edward A. Blech Trust granted to Dr. Pandey an irrevocable proxy to vote all of the shares under their control.

     During 2000, Jay Gupta Trust granted to Dr. Pandey an irrevocable proxy to vote all of the shares under his control.

     During 2000, Dr. Pandey's brothers converted notes payable of approximately $80,000 into 7,957,100 shares of common stock of the Company, under the same terms as other investors.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a) (1) The following exhibits are incorporated by reference from the Company's Registration Statement on Form SB-2 (SEC File Number 33-75300NY) referencing the exhibit numbers used in such Registration Statement:

Number Exhibit
--------------

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

Number Exhibit
--------------

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

3(i)(c)   Certificate of Amendment to Certificate of Incorporation.

10.28     Xechem International, Inc. Amended and Restated Stock Option Plan.

     (a) (4) The following exhibits are incorporated by reference from the Company's Form 8-K Current Report dated November 18, 1996:

10.29     Stockholders   Agreement   dated   November   18,  1996  among  Xechem
          International, Inc., David Blech and Ramesh C. Pandey

10.30     Stock  Purchase   Agreement  dated  November  18,  1996  among  Xechem
          International, Inc., David Blech and Ramesh C. Pandey.

     (a) (5) The following exhibits are incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-23788).

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

Number Exhibit
--------------

3(i)(g) Certificate of Designations, Preferences and Rights of Class C Shares (Class C Series 4 Preferred Stock)

21        Subsidiaries of the Company

23        Consent of Wiss & Co. LLP
          Consent of Grant Thornton LLP

     (b) The Company filed no Reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   XECHEM INTERNATIONAL, INC.


Date: April 12, 2001               By: /s/ Ramesh C. Pandey
                                       ------------------------------------
                                       Ramesh C. Pandey, Ph.D.
                                       Chief Executive Officer, President
                                       and Chairman of the Board of Directors

     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Ramesh C. Pandey                          Date: April 12, 2001
    --------------------------------------
    Ramesh C. Pandey, Ph.D.,
    Chief Executive Officer, President and
    Chairman of the Board of Directors and
    Chief Accounting Officer

By: /s/ Stephen Burg                              Date: April 12, 2001
    --------------------------------------
    Stephen Burg
    Director

                                  EXHIBIT INDEX

Number    Exhibit
------    -------

21        Subsidiaries of the Company

23        Consent of Grant Thornton  LLP

23(b)     Consent of Wiss & Company, LLP