Form 10QSB/A
period 2000-09-30
XECHEM INTERNATIONAL INC
filed 2001-05-03
CIK 919611

FORM 10-QSB/A

                               AMENDMENT NUMBER 1

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2000
                               -------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

For Quarter Ended                       Commission File Number      0-23788
                  -----------------                            -----------------

                            Xechem International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   22-3284803
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswick, NJ         08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code        (732) 247-3300
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

This amendment No. 1 on form 10QSB/A (the "amendment") amends and restates in full the disclosures made by the registrant, Xechem International, Inc. (the Company) in response to "Item 1. Financial Statements," "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in its form 10-QSB as originally filed with the Securities and Exchange Commission (the "Commission" via Edgar transmission November 8, 2000 (the "Original Filing"). The disclosures responsive to all other items in the Original Filing are not affected by this amendment but continue as set forth in the Original Filing without change.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.
                                                                        --------

Part I.   Financial Information

Item 1.   Consolidated Balance Sheets as of
            September 30, 2000 [Unaudited] and December 31, 1999
              [Audited] .............................................    4

          Consolidated Statements of Operations
            For the nine months ended
            September 30, 2000 and 1999 [Unaudited] .................    5

          Consolidated Statement of Stockholders'
            Equity for the nine months ended
            September 30, 2000 [Unaudited] ..........................    6

          Consolidated Statements of Cash Flows for
            The nine months ended September 30, 2000 and
              1999 [Unaudited] ......................................    7 - 8

          Notes to Consolidated Financial Statements ................    10

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations  ..........    11 - 15

Part II.  Other Information .........................................    16 - 17

          Signatures.................................................    18

          Exhibits...................................................    19

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                             AS RESTATED SEE NOTE 4

                                                                               September 30,    December 31,
                                                                                    2000            1999
                                                                                    ----            ----
                                                                                (Unaudited)       (Audited)
                                                                                ------------    ------------
CURRENT ASSETS:
   Cash                                                                         $     62,000    $    632,000
   Accounts receivable less allowance for doubtful accounts
       of $0 and $4,000                                                               32,000          13,000
   Inventory:
       Raw materials                                                                   1,000              --
       Finished goods                                                                127,000         133,000
   Prepaid expenses and other current assets                                          11,000           1,000
                                                                                ----------------------------

   TOTAL CURRENT ASSETS                                                              233,000         779,000

 Equipment, less accumulated depreciation of $902,000 and $789,000                   515,000         621,000
 Leasehold improvements, less accumulated amortization                               530,000         581,000
 Cash surrender value of officer's life insurance                                     35,000          35,000
 Deposits                                                                             20,000          20,000
                                                                                ----------------------------

                                                                                $  1,333,000    $  2,036,000
                                                                                ============================

CURRENT LIABILITIES
   Accounts payable                                                             $    657,000    $    678,000
   Accrued expenses to related parties                                               223,000         253,000
   Accrued liabilities to others                                                     188,000         149,000
   Loans payable                                                                     328,000         359,000
   Other current liabilities                                                          57,000          36,000
                                                                                ----------------------------

   Total Current Liabilities                                                       1,453,000       1,475,000
                                                                                ----------------------------

NOTES PAYABLE-RELATED PARTIES                                                        379,000         312,000
                                                                                ----------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)
   Class A voting preferred stock,$ .00001 par value, 2,500 shares
     authorized; 2,500 shares issued and outstanding                                      --              --
   Class B 8% preferred stock,$ .00001 par value, 1,150 shares
     authorized; none outstanding                                                         --              --
   Class C preferred stock,$ .00001 par value, 49,996,350 shares authorized;
     none outstanding                                                                     --              --
   Common stock,$.00001 par value, 700,000,000 shares authorized;
     342,151,000 and 240,460,000 respectively issued and outstanding                   3,000           2,000
   Unearned compensation expense                                                    (439,000)             --
   Additional paid in capital                                                     34,000,000      32,740,000
   Deficit accumulated during development stage                                  (34,063,000)    (32,493,000)
                                                                                ----------------------------

   TOTAL STOCKHOLDERS EQUITY                                                        (499,000)        249,000
                                                                                ----------------------------

                                                                                $  1,333,000    $  2,036,000
                                                                                ============================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATION
                             AS RESTATED SEE NOTE 4

                                                                                                           MARCH 15 1990
                                                                                                           -------------
                                                                                                              (Date of
                                                                                                              --------
                                                                                                           Inception) to
                                                                                                           -------------
                                                 THREE MONTHS ENDED              NINE MONTHS ENDED           SEPTEMBER
                                                 ------------------              -----------------           ---------
                                                   SEPTEMBER 30,                   SEPTEMBER 30,                30,
                                                   -------------                   -------------                ---
                                                2000            1999            2000            1999            2000
                                                ----            ----            ----            ----            ----

REVENUES:
   Consulting fees from Asian company       $        --     $   200,000     $        --     $   200,000     $    300,000
   Other                                        117,000           6,000         128,000          52,000          963,000
                                            ----------------------------------------------------------------------------
                                                117,000         206,000         128,000         252,000        1,263,000
                                            ----------------------------------------------------------------------------

EXPENSES:
   Research and development                     255,000          98,000         533,000         329,000        9,420,000
   General and administrative                   474,000         113,000         976,000         397,000       11,349,000
   Writedown of inventory
      & intangibles                                  --              --              --              --        1,723,000
                                            ----------------------------------------------------------------------------
                                                729,000         211,000       1,509,000         726,000       22,492,000
                                            ----------------------------------------------------------------------------

   LOSS FROM OPERATIONS                        (612,000)         (5,000)     (1,381,000)       (474,000)     (21,229,000)
                                            ----------------------------------------------------------------------------

OTHER INCOME(EXPENSE) - NET:

   Interest Expense - Related Party             (12,000)         (9,000)        (29,000)        (26,000)      (8,699,000)

   Interest Expense                            (164,000)             --        (164,000)             --       (5,089,000)

   Sale of New Jersey net operating
    loss carryforwards                               --              --              --              --          651,000

   Other(net)                                     2,000              --           4,000              --          303,000
                                            ----------------------------------------------------------------------------
                                               (174,000)         (9,000)       (189,000)        (26,000)     (12,834,000)
                                            ----------------------------------------------------------------------------

   NET LOSS                                 $  (786,000)    $   (14,000)    $(1,570,000)    $  (500,000)    $(34,063,000)
                                            ============================================================================

BASIC AND DILUTED LOSS PER SHARE            $    (0.003)    $    (0.000)    $    (0.006)    $    (0.002)
                                            ===========================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                   265,560,303     229,385,996     265,560,303     229,385,996
                                            ===========================================================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                             AS RESTATED SEE NOTE 4

                                                                                                                         Deficit
                                                                                            Unearned    Additional     Accumulated
                                                                       Number of     Par  Compensation     Paid-         During
                                                                     shares issued  value   Expense     In-Capital     Development
                                                                     --------------------------------------------------------------

BALANCES AT DECEMBER 31, 1999                                        240,460,000   $2,000               $32,740,000   $(32,493,000)

QUARTER ENDED MARCH 31, 2000

Stock options exercised at $ .01 per share                               393,000       --                     4,000

Issuance of 1,500,000 options at $.01
   with a FMV of $ .06 for services rendered                                                                 75,000

Net loss for quarter                                                                                                      (359,000)

                                                                     --------------------------------------------------------------
BALANCES AT MARCH 31, 2000                                           240,853,000   $2,000               $32,819,000   $(32,852,000)
                                                                     ==============================================================

QUARTER ENDED JUNE 30, 2000

Net loss for quarter                                                                                                      (426,000)

                                                                     --------------------------------------------------------------
BALANCES AT JUNE 30, 2000                                            240,853,000   $2,000               $32,819,000   $(33,278,000)
                                                                     ==============================================================

QUARTER ENDED SEPTEMBER 30, 2000

Conversion of Class C preferred stock to common shares                82,259,000   $1,000                    (1,000)

Conversion of debt to shares of Common Stock @ $0.01                  16,426,000                            164,000

Private placement of shares of Common Stock @ $0.08                    1,000,000                             80,000

Conversion of debt to shares of Common Stock @ $0.096                  1,110,000                            107,000

Stock options exercised at $ .01 per share with a FMV of $0.076          503,000                             50,000

Beneficial Conversion feature of notes payable                                                              164,000

Charge to operations resulting from Options granted to Directors,
  Consultants and Employees                                                                                 159,000

Unearned Stock Compensation Expense Related to
  Options granted to Directors,Consultants and Employees                                    (439,000)       439,000

Increase in Equity Interest in Xechem India                                   --       --         --         19,000

Net loss for quarter                                                                                                      (786,000)

                                                                     --------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2000                                       342,151,000    3,000   (439,000)    34,000,000    (34,064,000)
                                                                     ==============================================================

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             AS RESTATED SEE NOTE 4

                                                                                            March 15,
                                                                                           1990(date of
                                                               Nine months ended          inception) to
                                                                 September 30,            September 30,
                                                         ----------------------------------------------
                                                             2000             1999             2000
                                                             ----             ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                             $ (1,570,000)    $   (500,000)    $(34,063,000)
    Adjustments to reconcile net loss to net cash
      Provided (used) by operating activities:
      Depreciation                                            112,000          120,000          804,000
      Amortization                                             51,000           51,000          656,000
      Interest and compensation expense in connection
        with issuance of equity securities                    549,000               --       16,782,000
      Write down of inventories                                    --               --        1,206,000
      Write down of patents                                        --               --          517,000
      Loss on investment in related party                          --           12,000           89,000

    Changes in operating assets and liabilities
      (Increase) decrease in:
        Accounts receivable                                   (19,000)         (46,000)         (32,000)
        Inventories                                             5,000            7,000       (1,329,000)
        Prepaid expenses                                      (10,000)          24,000           64,000
        Other current assets                                       --            2,000           43,000
        Other                                                      --            6,000          (30,000)
      Increase (decrease) in:
        Accounts payable                                      (21,000)         (12,000)         657,000
        Other current liabilities                              21,000           20,000           17,000
        Accrued expenses                                        9,000          (82,000)         411,000
                                                         ----------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                 $   (873,000)    $   (398,000)    $(14,208,000)
                                                         ----------------------------------------------

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             AS RESTATED SEE NOTE 4
                                   (continued)

                                                                                            March 15,
                                                                                           1990(date of
                                                               Nine months ended          inception) to
                                                                 September 30,            September 30,
                                                         ----------------------------------------------
                                                             2000             1999             2000
                                                             ----             ----             ----

NET CASH FLOWS FROM OPERATING ACTIVITIES                 $   (873,000)    $   (398,000)    $(14,208,000)
                                                         ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Patent issuance costs                                          --               --
    Purchases of equipment and leasehold improvements          (5,000)              --
    Investment in related party                                    --               --
    Other                                                          --               --
                                                         ----------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES:                      (5,000)              --
                                                         ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from related party loans                         120,000          392,000        1,778,000
    Proceeds from notes payable - others                           --               --          628,000
    Proceeds from interim loans                               163,000               --        3,110,000
    Capital contribution                                       19,000               --          114,000
    Payments on interim loans                                      --               --
    Payments on notes payable - others                             --               --
    Payments on stockholder loans                                                   --
    Proceeds from issuance of capital stock                    90,000               --       12,878,000
                                                         ----------------------------------------------

    NET CASH FLOWS FROM FINANCING ACTIVITIES:                 308,000          392,000       16,829,000
                                                         ----------------------------------------------

    NET CHANGE IN CASH                                                                           62,000
CASH, BEGINNING OF PERIOD                                     632,000           41,000               --
                                                         ----------------------------------------------
CASH, END OF PERIOD                                      $     62,000     $     35,000     $     62,000
                                                         ==============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the periods for:
      Interest paid - related party                      $         --     $     26,000     $    138,000
                                                         ==============================================
      Interest paid - other                              $     29,000     $         --     $    190,818
                                                         ==============================================
      Income taxes paid                                  $         --     $         --     $         --
                                                         ==============================================

NONCASH FINANCING ACTIVITIES
   Net assets of Xechem India contributed to capital and
    minority interest                                    $         --     $         --     $    118,000
                                                         ==============================================

   Liabilities exchanged for preferred and common stock  $         --     $         --     $    921,000
                                                         ==============================================

See notes to consolidated financial statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
================================================================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
================================================================================

     In the three months ending September 30, 2000 $164,100 of debt was converted into 16,426,400 shares of Common Stock. Also in the three months ending September 30, 2000 1,110,000 shares of Common Stock were issued as compensation for $106,560 of consulting fees. The Company has recorded interest expense of $164,000 related to the "Beneficial Conversion Feature" of this conversion.

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

[4]  RESTATEMENT

     During the fourth quarter of fiscal 2000 the Company noted that it should have recorded significant adjustments in the third quarter of fiscal 2000 related to the accounting for the issuance of stock options to directors, consultants and employees of the Company as well as stock issued to various consultants of the Company in exchange for their services rendered and the beneficial conversion feature of convertible debt. The charges for the above items should have been made during the third quarter ended September 30, 2000 and approximated $323,000, of which 164,000 relates to interest expense arising from the beneficial conversion feature of convertible debt and $159,000 relates to compensation expense arising from the issuance of stock options to directors, consultants and employees of the Company as well as stock issued to various consultants of the Company in exchange for their services rendered. The Company has also recorded unearned compensation expense, as a part of Stockholder's Equity, in the amount of approximately $439,000 for equity securities issued in the third quarter of fiscal 2000. Accordingly the Company is filing an amended 10QSB for the period ended September 30, 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.(8)
          ------------------------------------

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

                                                                      CUMULATIVE
                                                                       INCEPTION
                                                                          TO
                                               NINE MONTHS ENDED       SEPTEMBER
                                                 SEPTEMBER 30,            30,

                                               2000         1999         2000

                                                (in thousands)

Revenue                                      $    128     $    252     $  1,263
Research and Development Expense             $    533     $    329     $  9,420
General and administrative expenses          $    976     $    397     $ 11,349
Writedown of Inventory and intangibles       $     --     $     --     $  1,723
Loss from operations                         $ (1,381)    $   (474)    $(21,229)

-------------------
     8 Some of the statements included in Item 2, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicates that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result, which the Company expected also, may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to the forward looking statements that may be made to reflect any future events or circumstances.

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

General and Administrative
--------------------------

     General and administrative expenses increased $579,000 or 146% for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Legal fees increased nearly $300,000 due primarily to the stock options granted to two legal firms for continued and past services and the continuing court case against M.D. Anderson Cancer Center. The Company has also incurred increases in advertising of $29,000 due to new marketing campaign, accounting fees of $12,000 due to new quarterly reviews and increased rates and annual meeting expenses of $27,000, which was not held in 1999. The Company recorded a third quarter non-cash adjustment of approximately $159,000 relating to compensation expense arising from the issuance of stock options to directors, consultants and employees of the Company as well as stock given out to various consultants of the Company in exchange for their services rendered

     The Company anticipates that general and administrative expenses will continue to increase as a result of the expansion of its operations and marketing efforts. The Company's planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. The exact number and nature of persons hired, and the Company's expenses for such persons will depend on many factors, including the capabilities of those persons who seek employment with the Company and the availability of additional funding to finance these efforts.

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

          XECHEM INTERNATIONAL, INC.

          Date:  May 3, 2001


                                        /s/ Ramesh C. Pandey
                                        ----------------------------------------

                                        Ramesh C. Pandey, Ph.D.

                                        President/Chief Executive Officer