Form 10QSB
period 2001-03-31
XECHEM INTERNATIONAL INC
filed 2001-05-10
CIK 919611

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2001
                                -------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

For Quarter Ended                  Commission File Number 0-23788
                  ------------                            ------------

                           Xechem International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                    22-3284803
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswick, NJ        08901
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

                                 Yes [X] No [ ]

Number of shares outstanding of the issuer's common stock, as of April 15, 2001 was 345,787,279 shares.

Transitional Small Business Disclosure Format

                                 Yes [ ] No [X]

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                       Page No.
                                                                       --------
Part I.   Financial Information

Item 1.   Consolidated Balance Sheets as of
          March 31, 2001 and December 31, 2000 [Unaudited]........       3

          Consolidated Statements of Operations
            for the three months ended March 31, 2001 and 2000
            and for the period from March 15, 1990 (inception)
            to March 31, 2001 [Unaudited] ........................       4

          Consolidated Statement of Stockholders' Equity
            for the three months ended March 31,2001 and for the
            period from March 15, 1990 (inception) to December
            31, 2000 [Unaudited]..................................       5 - 6

          Consolidated Statements of Cash Flows for
            the three months ended March 31, 2001 and
            2000 [Unaudited]......................................       7 - 8

          Notes to Consolidated Financial Statements..............       9 - 10

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations ........       11 - 14

Part II.  Other Information ......................................       15 - 16

          Signatures..............................................       17

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           March 31,      December 31,
                                                                             2001             2000
                                                                         ------------     ------------
Current Assets:
   Cash                                                                  $     50,000     $    229,000
   Accounts receivable                                                         15,000           15,000
   Inventory:
       Raw materials                                                            5,000            6,000
       Finished goods                                                         122,000          125,000
   Prepaid expenses and other current assets                                    8,000            6,000
                                                                         -----------------------------

   TOTAL CURRENT ASSETS                                                       200,000          381,000

 Equipment, less accumulated depreciation of $960,000(2001)
    and $923,000(2000)                                                        501,000          507,000
 Leasehold improvements, less accumulated amortization of
    $519,000(2001) and $502,000(2000)                                         496,000          513,000
 Cash surrender value of officer's life insurance                              25,000           25,000
 Deposits                                                                      21,000           20,000
                                                                         -----------------------------

                                                                         $  1,243,000     $  1,446,000
                                                                         =============================

CURRENT LIABILITIES
   Accounts payable                                                      $    775,000     $    750,000
   Accrued expenses to related parties                                        383,000          346,000
   Accrued expenses to others                                                 117,000          124,000
   Loans payable                                                              306,000          130,000
   Loans payable to related party                                             298,000          298,000
   Other current liabilities                                                  149,000          156,000
                                                                         -----------------------------

     TOTAL CURRENT LIABILITIES                                              2,028,000        1,804,000
                                                                         -----------------------------

NOTES PAYABLE-RELATED PARTIES                                                 409,000          409,000
                                                                         -----------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY
   Class A voting preferred stock,$ .00001 par value, 2,500 shares
      authorized; 2,500 shares issued and outstanding (2001 AND 2000)              --               --
   Class B 8% preferred stock,$ .00001 par value, 1,150 shares
      authorized; none outstanding                                                 --               --
   Class C preferred stock,$ .00001 par value, 49,996,000 shares authorized; none outstanding
   Common stock,$.00001 par value, 700,000,000 shares authorized;
      345,787,000(2001) and 344,537,000(2000) issued and outstanding            3,000            3,000
   Unearned compensation expense                                             (366,000)        (406,000)
   Additional paid in capital                                              34,139,000       34,100,000
   Deficit accumulated during development stage                           (34,970,000)     (34,464,000)
                                                                         -----------------------------

   TOTAL STOCKHOLDERS EQUITY                                               (1,194,000)        (767,000)
                                                                         -----------------------------

                                                                         $  1,243,000        1,446,000
                                                                         =============================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (UNAUDITED)

                                                                                            MARCH 15 1990
                                                                                            -------------
                                                                                               (DATE OF
                                                                                               --------
                                                              THREE MONTHS ENDED            INCEPTION) TO
                                                              ------------------            -------------
                                                                   MARCH 31,                   MARCH 31,
                                                                   ---------                   ---------
                                                             2001              2000              2001
                                                        -------------     -------------     -------------
REVENUES:
   Consulting fees from Asian company                   $          --     $          --     $     300,000
   Other                                                       25,000             7,000           898,000
                                                        -------------------------------------------------
                                                               25,000             7,000         1,198,000
                                                        -------------------------------------------------
EXPENSES:
   Research and development                                   125,000           130,000         9,550,000
   General and administrative                                 391,000           230,000        12,132,000
   Writedown of inventory
      & intangibles                                                --                --         1,723,000
                                                        -------------------------------------------------
                                                              516,000           360,000        23,405,000
                                                        -------------------------------------------------

   LOSS FROM OPERATIONS                                      (491,000)         (353,000)      (22,207,000)
                                                        -------------------------------------------------
OTHER INCOME(EXPENSE) - NET:

   Interest Expense - Related Party                           (15,000)           (9,000)       (8,752,000)

   Interest Expense                                                --                --        (5,215,000)

   Sale of New Jersey net operating
    loss carryforwards                                             --                --           900,000

   Other(net)                                                      --             3,000           304,000
                                                        -------------------------------------------------
                                                              (15,000)           (6,000)      (12,763,000)
                                                        -------------------------------------------------

   NET LOSS                                             $    (506,000)    $    (359,000)    $ (34,970,000)
                                                        =================================================

BASIC AND DILUTED LOSS PER SHARE                        $      (0.001)    $      (0.001)
                                                        ===============================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      345,071,000       240,591,000
                                                        ===============================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                                                                   Deficit
                                                                                      Unearned    Additional     Accumulated
                                                                 Number of     Par  Compensation     Paid-         During
                                                               shares issued  value   Expense     In-Capital     Development
                                                               --------------------------------------------------------------
Common stock issued to Dr. Pandey in 1990 in exchange
  for equipment  recorded at transferror's cost                        --  $   --  $         --   $   125,000

Laboratory and research equipment contributed to capital
  by Dr. Pandey in 1990 and 1991                                       --      --            --       341,000

Contribution to capital relating to unconsummated acquisition
  in 1992                                                              --      --            --        95,000

Exchange of securities of newly formed parent for outstanding
  securities of entities owned by Dr. Pandey                    4,371,000      --            --    13,840,000

Initial public offering in 1995 at $ 5 per share,
  less related expenses                                         1,150,000      --            --     4,543,000

Stock options granted at exercise prices below market:
          1994                                                    210,000      --            --        51,000
          1995                                                    659,000      --            --     1,110,000
          1996                                                     54,000      --            --        18,000
          1997                                                    126,000      --            --        31,000

Private placements, less related expenses:
  In 1995 at $ 3.00 per share                                     119,000      --            --       389,000
  In 1996 at $ 3.00 per share, net of a related 66,000 shares
    returned by Dr. Pandey                                        163,000      --            --        53,000
  In 1997 at $ 0.05 per share                                  45,020,000      --            --     2,291,000

Shares issued in 1996 at $ 0.38 per share upon termination of
  agreement to sell a minority interest in a subsidiary           260,000      --            --       100,000

Conversion of preferred stock into common stock at $ 1.25 to
  $ 1.75 per share less related costs:
     In 1996                                                    1,686,000      --            --     1,995,000
     In 1997                                                   45,120,000   1,000            --     2,131,000

Conversion of debt into common stock in 1996 at $ 0.25 per
  share                                                         1,478,000      --            --       369,000

Shares issued in settlement of a lawsuit in 1996 valued at
  $ 1.31 per share                                                 25,000      --            --        33,000

Conversion of Dr. Pandey's preferred stock and debt into
  common stock in 1997 at $ 0.0625 per share                   19,430,000      --            --     1,214,000

Other                                                                  --      --            --        16,000

Private placement at $ 0.05 per share                          11,180,000      --            --       559,000

Contribution to capital by stockholders of
  equity interest in Xechem India                                      --      --            --        79,000

Conversion of debt into common stock  at $ 0.05 per share       8,800,000      --            --       440,000

Stock issued to Fortress Financial at $ 0.0001 per share          800,000      --            --            --

Return of capital to David Blech or his designees                      --      --            --      (261,000)

Deficit since inception.                                                                                           (30,066,000)
                                                              ----------------------------------------------------------------
BALANCES AT DECEMBER 31, 1998                                 140,651,000  $1,000      $     --   $29,562,000    $ (30,066,000)

Sale of common stock pursuent to Blech agreement
  at $ 0.01 per share                                          44,554,000   1,000            --       444,000

Conversion of debt due related parties at $ 0.01 per share     44,181,000      --            --       360,000

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                                                                   Deficit
                                                                                      Unearned    Additional     Accumulated
                                                                 Number of     Par  Compensation     Paid-         During
                                                               shares issued  value   Expense     In-Capital     Development
                                                               --------------------------------------------------------------
Shares issued to directors , employees and consultants
  for services valued at $ 0.037 per share                     11,074,000      --            --       410,000
Capital arising from issuance of Class C Stock (Note 7):
      Series 4                                                         --      --            --       400,000
      Series 5                                                         --      --            --     1,564,000

Net loss for year ended December 31, 1999                              --      --            --            --       (2,427,000)
                                                              ----------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                                 240,460,000  $2,000            --   $32,740,000    $ (32,493,000)

Stock options exercised at $ .01 per share                        393,000      --            --         4,000

 Issuance of 1,500,000 options at $.01 per share
    with a FMV of $ .06  per share for services rendered               --      --            --        75,000

Conversion of Class C preferred stock to common shares         82,259,000   1,000            --        (1,000)

Conversion of debt to shares of Common
  Stock @ $0.01 per share                                      16,426,000      --            --       164,000

Private placement of shares of Common
  Stock @ $0.08  per share                                      1,000,000      --            --        80,000

Issuance of Common Stock  @ $0.096  per
  share for services rendered                                   1,110,000      --            --       107,000

Stock options exercised at $ .01 per share with a
  FMV of $0.076  per share                                        503,000      --            --         5,000

Conversion of debt to shares of Common
  Stock @ $0.01 per share                                       2,155,000      --            --        22,000

Stock options exercised at $ .01 per share                        231,000      --            --         1,000

Beneficial Conversion featue of notes payable                          --      --            --       286,000

Charge to operations resulting from Options granted
  to Directors, Consultants and Employees                              --      --            --       192,000

Unearned Stock Compensation Expense Related to
  Options granted to Directors,Consultants and Employees               --      --      (406,000)      406,000

Increase in Equity Interest in Xechem India                            --      --            --        19,000

  Net loss for year ended December 31, 2000                            --      --            --            --       (1,971,000)

                                                              ----------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                                 344,537,000  $3,000    $ (406,000)  $34,100,000    $ (34,464,000)

Stock options exercised at $ .01 per share                        350,000      --            --         3,000

Stock issued for services rendered                                900,000      --            --        36,000

 Amortization of unearned of stock compensation                        --      --        40,000            --

   Net loss for quarter ended March 30, 2001                           --      --            --            --         (506,000)
                                                              ----------------------------------------------------------------
BALANCES AT MARCH 30, 2001                                    345,787,000  $3,000    $ (366,000)  $34,139,000    $ (34,970,000)
                                                              ================================================================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     March 15, 1990
                                                                                        (date of
                                                                                      inception) to
                                                       Three months ended March 31,     March 31,
                                                       ---------------------------------------------
                                                            2001           2000           2001
                                                            ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                           $   (506,000)  $   (359,000)  $(34,970,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                           36,000         38,000        860,000
      Amortization                                           17,000         17,000        690,000
      Interest and compensation expense in connection
        with issuance of equity securities                   76,000         75,000     17,009,000
      Write down of inventories                                  --             --      1,206,000
      Write down of patents                                      --             --        517,000
      Loss on investment in related party                        --             --         89,000

    Changes in operating assets and liabilities
      (Increase) decrease in:
        Accounts receivable                                      --         (1,000)       (15,000)
        Inventories                                           4,000         (9,000)    (1,328,000)
        Prepaid expenses and other current assest            (2,000)        (4,000)       120,000
        Other                                                    --             --        (20,000)
      Increase (decrease) in:
        Accounts payable                                     25,000       (176,000)       798,000
        Other current liabilities                            (7,000)        (1,000)       109,000
        Accrued expenses                                     30,000        (62,000)       477,000
                                                       ------------------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES            $   (327,000)  $   (482,000)  $(14,458,000)
                                                       ------------------------------------------

See notes to consolidated financial statements

                      XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE ENTERPRISE)
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                      (continued)

                                                                                     March 15, 1990
                                                                                        (date of
                                                                                      inception) to
                                                        Three months ended March 31,    March 31,
                                                        --------------------------------------------
                                                            2001           2000           2001
                                                            ----           ----           ----
NET CASH FLOWS FROM OPERATING ACTIVITIES                  $   (327,000)  $   (482,000)  $(14,458,000)
                                                          ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Patent issuance costs                                           --             --       (548,000)
    Purchases of equipment and leasehold improvements          (31,000)            --     (2,026,000)
    Investment in related party                                     --             --        (23,000)
    Other                                                           --             --         (8,000)
                                                          ------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES:                      (31,000)             0     (2,605,000)
                                                          ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from related party loans                               --             --      1,755,000
    Proceeds from notes payable - others                            --             --        628,000
    Proceeds from short term loans                             176,000             --      3,349,000
    Capital contribution                                            --             --         95,000
    Payments on interim loans                                       --             --       (498,000)
    Payments on notes payable - others                              --             --       (525,000)
    Payments on stockholder loans                                    0        (31,000)      (572,000)
    Proceeds from issuance of capital stock                      3,000          4,000     12,881,000
                                                          ------------------------------------------

    NET CASH FLOWS FROM FINANCING ACTIVITIES:                  179,000        (27,000)    17,113,000
                                                          ------------------------------------------

    NET CHANGE IN CASH                                        (179,000)      (509,000)        50,000
CASH, BEGINNING OF PERIOD                                      229,000        632,000              0
                                                          ------------------------------------------
CASH, END OF PERIOD                                       $     50,000   $    123,000   $     50,000
                                                          ==========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the periods for:
      Interest paid - related party                       $     12,000   $         --   $    200,000
                                                          ==========================================
      Interest paid - other                               $      1,000   $      9,000   $    162,818
                                                          ==========================================

NONCASH FINANCING ACTIVITIES
   Net assets of Xechem India contributed to capital and
    minority interest                                     $         --   $         --   $    118,000
                                                          ==========================================

   Liabilities exchanged for preferred and common stock   $         --   $         --   $  1,107,000
                                                          ==========================================

See notes to consolidated financial statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
================================================================================
[1]  SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies and other matters of Xechem International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc. and XetaPharm, Inc. (collectively the "Company"), are set forth in the financial statements for and as of the year ended December 31, 2000 included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

[2]  BASIS OF REPORTING

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring item) which are considered necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2001 and the consolidated results of its operations for the three months ended March 31, 2001 and 2000 and for the cumulative period from March 15, 1990 (date of inception) to March 31, 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2000. The results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for a full year.

As a result of its net losses through December 31, 2000 and accumulated deficit since inception, the Company's accountants, in their report on the Company's financial statements for the year ended December 31, 2000, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. This condition has not changed as of March 31, 2001. The Company's research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of the Company's proposed products cannot be estimated with precision. The Company expects research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

The Company has received $160,000 in the first quarter of 2001 from investor financing which will be placed, along with subsequent funds received of $90,000 as of May 8, 2001, into an "Unsecured Subordinated Convertible Debenture" during the second quarter of 2001. The life of this debenture will be for ten (10) years with an interest rate of 8% per annum payable on the Maturity Date. This debenture shall be convertible into shares of the Company's common stock, par value $.00001 per share, at a price per share which shall not exceed the lesser of $.02 per share or 70% of the fair market value of the Common Stock. The conversion must take place before the Maturity Date.

The Company is currently seeking investors, marketing partners, joint ventures or strategic alliance agreements both in the United States and abroad. Although no new agreements have been finalized in the first quarter of 2001 the Company is actively pursuing numerous prospects and optimistically expects a favorable outcome.

The Company is in the process of finalizing an agreement with A & K Consultants and should be completed in the second quarter of 2001. The Company received $20,000 in consulting fees as of March 31, 2001 and anticipates receiving $75,000 over the next three quarters.

The Company has retained the services of an investor relations firm CEOcast to help promote the Company during the coming year. The Company has issued 900,000 shares of Xechem International Inc.'s common stock in consideration for their services.

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

During the years ended March 31, 2001, the Company has cut administrative expenses, reduced its monthly cash requirements and has sold a portion of its state net operating loss carryforwards. There can be no assurance that management's plans to obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

The Company is still maintaining its relations with J&M Consultants and Xechem Pharmaceutical China Ltd. There has been no significant developments or cash flows since filing of Form 10-KSB for December 31, 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.8
          -------------------------------------

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

Results of Operations
---------------------

The Three Months Ended March 31, 2001 vs. The Three Months Ended March 31, 2000

     The following table sets forth certain statement of operations data of the Company for the cumulative period from inception (March 15, 1990) to March 31, 2001 and for each of the three months ended March 31, 2001 and March 31, 2000.

                                                                     CUMULATIVE
                                               THREE MONTHS          INCEPTION
                                                   ENDED                 TO
                                                 MARCH 31,            MARCH 31,
                                            2001          2000          2001
                                                      (in thousands)

Revenue                                   $      25     $       7     $   1,198
Research and Development Expenses         $     125     $     130     $   9,550
General and Administrative Expenses       $     391     $     230     $  12,132
Writedown of Inventory and Intangibles    $      --     $      --     $   1,723
(Loss) from Operations                    $    (491)    $    (353)    $ (22,207)

------------------
     (8) Some of the statements included in Item 2, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to the forward looking statements that may be made to reflect any future events or circumstances.

Revenue
-------

     The $18,000 increase in sales from three months ended March 31, 2000 to the three months ended March 31, 2001 shows virtually no change in product sales by the Company's subsidiary XetaPharm, Inc. Xechem Inc. had a $2,000 decrease in sales of Paclitaxel to be used only for testing purposes and a $20,000 increase in consulting fees.

Research and Development
------------------------

     The Company's research and development expenditures were made in conjunction with the development of compounds to make niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures decreased $5,000 or 3.8% to $125,000, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

     Expenditures for research and development decreased during the first quarter of 2001 but should increase for the remainder of the year. The Company believes that increased research and development expenditures could significantly hasten the development of new products as well as the marketability of paclitaxel and its second generation analogs.

General and Administrative
--------------------------

     General and administrative expenses increased $161,000 or 70% for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The most significant increases were: an increase of approximately $23,000 in salaries, approximately a $39,000 increase in consulting fees resulting from issuing 900,000 shares of Xechem International Inc. Common Stock, approximately a $13,000 increase in utilities, a $40,000 increase in stock compensation expense (this charge will continue for the next nine quarters) due to the amortization of unearned compensation expense relating to options granted to directors, consultants and employees in the third quarter of 2000, and an increase in travel expenses of approximately $20,000 due to travel to India and China in the first quarter.

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

Liquidity and Capital Resources; Plan of Operations
---------------------------------------------------

     On March 31, 2001, the Company had cash and cash equivalents of $50,000, a working capital deficiency of $1,828,000 and negative stockholder's equity of $1,194,000.

     As a result of its net losses through December 31, 2000 and accumulated deficit since inception, the Company's accountants, in their report on the Company's financial statements for the year ended December 31, 2000, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. This condition has not changed as of March 31, 2001. The Company's research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of the Company's proposed products cannot be estimated with precision. The Company expects research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

     The Company has received $160,000 in the first quarter of 2001 from investor financing which will be placed, along with subsequent funds received of $90,000 as of May 8, 2001, into an "Unsecured Subordinated Convertible Debenture" during the second quarter of 2001. The life of this debenture will be for ten (10) years with an interest rate of 8% per annum payable on the Maturity Date. This debenture shall be convertible into shares of the Company's common stock, par value $.00001 per share, at a price per share which shall not exceed the lesser of $.02 per share or 70% of the fair market value of the Common Stock. The conversion must take place before the Maturity Date.

     The Company is currently seeking investors, marketing partners, joint ventures or strategic alliance agreements both in the United States and abroad. Although no new agreements have been finalized in the first quarter of 2001 the Company is actively pursuing numerous prospects and optimistically expects a favorable outcome.

     The Company is in the process of finalizing an agreement with A & K Consultants and should be completed in the second quarter of 2001. The Company received $20,000 in consulting fees as of March 31, 2001 and anticipates receiving $75,000 over the next three quarters.

     The Company has retained the services of an investor relations firm CEOcast to help promote the Company during the coming year. The Company has issued 900,000 shares of Xechem International Inc.'s common stock in consideration for their services.

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

     During the years ended March 31, 2001, the Company has reduced its monthly cash requirements and has sold a portion of its state net operating loss carryforwards.There can be no assurance that management's plans to obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

     The Company is still maintaining its relations with J&M Consultants and Xechem Pharmaceutical China Ltd. There has been no significant developments or cash flows since filing of Form 10-KSB for December 31, 2000.

PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings

          Xechem International Inc. has sued the University of Texas M.D. Anderson Cancer Center and the Board of Regents of the University of Texas System (MDA/UT) to correct inventorship and ownership in U.S. Patent No. 5,877,205 for a new Cremophor(R)-free formulation of paclitaxel, and for breach of an exclusive license agreement and related causes of action.

          The patented new formulation of paclitaxel completely eliminates the conventionally used carrier, polyoxyethylated castor oil, a suspected carcinogen, sold under the name Cremophor(R) EL that is used in the current FDA approved generic formulation, and instead uses the excipient, N, N-dimethylacetamide (DMA) as a carrier. DMA is used as an excipient in the FDA-approved formulation for the cancer drug, teniposide. The new formulation is thought to be a candidate for an alternative to the generic formulation in the billion plus dollar paclitaxel market.

          In its suit, Xechem is seeking to change inventorship and ownership of the `205 formulation patent, which is the subject of an exclusive license agreement between Xechem and MDA/UT, in part or exclusively to Xechem employees and for a former employee of the University of Texas, MD Anderson Cancer Center. Xechem also seeks damages for breach of the license agreement and other related causes of action. The lawsuit has been filed in Federal District Court in Newark, New Jersey. MDA/UT is currently attempting to dismiss the suit based on its 11th Amendment state sovereign immunity and/or to transfer the action to a federal district court in Texas. "We feel we have a strong case and are committed to pursuing it to its conclusion." said Dr. Ramesh C. Pandey, President and CEO of Xechem.

Item 2.   Changes in Securities

          During February 2001 the Company issued 900,000 shares of Xechem International Inc. common stock with a fair market value of $36,000 to CEOCAST Inc. for consulting services, claiming the private offering exemption set forth in section 4(2) of the Securities Act of 1933. The Company did not use the services of any securities broker-dealer in the transaction. CEOCAST has represented that it is a sophisticated and accredited investor.

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          XECHEM INTERNATIONAL, INC.


          Date:  May 10, 2001

                                   /s/  Ramesh C. Pandey
                                   ---------------------------------------
                                   Ramesh C. Pandey, Ph.D.
                                   President/Chief Executive Officer/Chief
                                   Accounting Officer