Form 10QSB
period 2001-06-30
XECHEM INTERNATIONAL INC
filed 2001-08-14
CIK 919611

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2001
                               -------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

For Quarter Ended                         Commission File Number 0-23788
                  --------------------                           ---------------

                           Xechem International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     22-3284803
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswick, NJ           08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code        (732) 247-3300
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

                                 Yes [X] No [ ]

Number of shares outstanding of the issuer's common stock, as of July 15, 2001 was 345,887,279 shares.

Transitional Small Business Disclosure Format

                                 Yes [ ] No [X]

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.
                                                                        --------
Part I.   Financial Information

Item 1.   Consolidated Balance Sheets as of
             June 30, 2001 and December 31, 2000 [Unaudited]..........         3

          Consolidated Statements of Operations
             for the three month period from April 1,
             2001 and 2000 to June 30, 2001 and 2000 and
             for the six months ended June 30, 2001 and
             2000 and for the period from March 15, 1990
             (inception) to June 30, 2001 [Unaudited] ................         4

          Consolidated Statement of Stockholders' Equity
             for the six months ended June 30,2001 and
             for the period from March 15, 1990 (inception)
             to December 31, 2000 [Unaudited].........................     5 - 6

          Consolidated Statements of Cash Flows for
             the six months ended June 30, 2001 and
             2000 [Unaudited].........................................     7 - 8

          Notes to Consolidated Financial Statements [Unaudited]......    9 - 11

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations ...........   12 - 15

Part II.  Other Information ..........................................   16 - 17

          Signatures..................................................        18

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          JUNE 30,       DECEMBER 31,
                                                                            2001             2000
                                                                        ------------     ------------
CURRENT ASSETS:
   Cash                                                                 $     57,000     $    229,000
   Accounts receivable                                                        27,000           15,000
   Inventory:
       Raw materials                                                           1,000            6,000
       Finished goods                                                        137,000          125,000
   Prepaid expenses and other current assets                                   6,000            6,000
                                                                        -----------------------------

   TOTAL CURRENT ASSETS                                                      228,000          381,000

   Equipment, less accumulated depreciation of
     $991,000(2001) and $923,000(2000)                                       469,000          507,000
   Leasehold improvements, less accumulated amortization
     of $536,000(2001) and $502,000(2000)                                    480,000          513,000
   Cash surrender value of officer's life insurance                           25,000           25,000
   Deposits                                                                   20,000           20,000
                                                                        -----------------------------

                                                                        $  1,222,000     $  1,446,000
                                                                        =============================

CURRENT LIABILITIES
   Accounts payable                                                     $    804,000     $    750,000
   Accrued expenses to related parties                                       395,000          346,000
   Accrued expenses to others                                                128,000          124,000
   Loans payable                                                             442,000          130,000
   Loans payable to related party                                            398,000          298,000
   Other current liabilities                                                  36,000          156,000
                                                                        -----------------------------

     TOTAL CURRENT LIABILITIES                                             2,203,000        1,804,000
                                                                        -----------------------------

NOTES PAYABLE-RELATED PARTIES                                                461,000          409,000
                                                                        -----------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)
   Class A voting preferred stock,$ .00001 par value, 2,500 shares
     authorized; 2,500 shares issued and outstanding (2001 and 2000)              --               --
   Class B 8% preferred stock,$ .00001 par value, 1,150 shares
     authorized; none outstanding                                                 --               --
   Class C preferred stock,$ .00001 par value, 49,996,000 shares authorized; none outstanding
   Common stock,$.00001 par value, 700,000,000 shares authorized;
     345,887,000(2001) and 344,537,000(2000) issued and outstanding            3,000            3,000
   Unearned compensation expense                                            (304,000)        (406,000)
   Additional paid in capital                                             34,217,000       34,100,000
   Deficit accumulated during development stage                          (35,358,000)     (34,464,000)
                                                                        -----------------------------

   TOTAL STOCKHOLDERS EQUITY (DEFICIT)                                    (1,442,000)        (767,000)
                                                                        -----------------------------

                                                                        $  1,222,000        1,446,000
                                                                        =============================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (UNAUDITED)

                                                                                                                 MARCH 15 1990
                                                                                                                 -------------
                                                THREE MONTHS ENDED                   SIX MONTHS ENDED       (DATE OF INCEPTION) TO
                                                ------------------                   ----------------       ----------------------
                                                     JUNE 30,                            JUNE 30,                   JUNE 30,
                                                     --------                            --------                   --------
                                              2001              2000              2001              2000              2001
                                         -------------     -------------     -------------     -------------     -------------
REVENUES:
   Consulting fees from Asian company    $          --     $          --     $          --     $          --     $     300,000
   Other                                       129,000             4,000           154,000            11,000         1,027,000
                                         -------------------------------------------------------------------------------------
                                               129,000             4,000           154,000            11,000         1,327,000
                                         -------------------------------------------------------------------------------------

EXPENSES:
   Research and development                    119,000           148,000           244,000           278,000         9,669,000
   General and administrative                  310,000           272,000           701,000           502,000        12,442,000
   Writedown of inventory
      & intangibles                                 --                --                --                --         1,723,000
                                         -------------------------------------------------------------------------------------
                                               429,000           420,000           945,000           780,000        23,834,000
                                         -------------------------------------------------------------------------------------

   LOSS FROM OPERATIONS                       (300,000)         (416,000)         (791,000)         (769,000)      (22,507,000)
                                         -------------------------------------------------------------------------------------

OTHER INCOME(EXPENSE) - NET:

   Interest Expense - Related Party             (8,000)           (9,000)          (23,000)          (18,000)       (8,759,000)

   Interest Expense                            (79,000)               --           (79,000)               --        (5,294,000)

   Sale of New Jersey net operating
    loss carryforwards                              --                --                --                --           900,000

   Other(net)                                   (1,000)           (1,000)           (1,000)            2,000           303,000
                                         -------------------------------------------------------------------------------------
                                               (88,000)          (10,000)         (103,000)          (16,000)      (12,850,000)
                                         -------------------------------------------------------------------------------------

   NET LOSS                              $    (388,000)    $    (426,000)    $    (894,000)    $    (785,000)    $ (35,357,000)
                                         =====================================================================================

BASIC AND DILUTED LOSS PER SHARE         $      (0.001)    $      (0.002)    $      (0.003)    $      (0.003)
                                         ===================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                      345,887,000       240,766,000       345,479,000       240,766,000
                                         ===================================================================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                                                                   Deficit
                                                                                      Unearned    Additional     Accumulated
                                                                 Number of     Par  Compensation     Paid-         During
                                                               shares issued  value   Expense     In-Capital     Development
                                                               --------------------------------------------------------------
Common stock issued to Dr. Pandey in 1990 in exchange
  for equipment recorded at transferor's cost                         --   $   --    $      --   $    125,000

Laboratory and research equipment contributed to capital
  by Dr. Pandey in 1990 and 1991                                      --       --           --        341,000

Contribution to capital relating to unconsummated
  acquisition in 1992                                                 --       --           --         95,000

Exchange of securities of newly formed parent for
  outstanding securities of entities owned by Dr. Pandey       4,371,000       --           --     13,840,000

Initial public offering in 1995 at $ 5 per share, less
  related expenses                                             1,150,000       --           --      4,543,000

Stock options granted at exercise prices below market:
  1994                                                           210,000       --           --         51,000
  1995                                                           659,000       --           --      1,110,000
  1996                                                            54,000       --           --         18,000
  1997                                                           126,000       --           --         31,000

Private placements, less related expenses:
  In 1995 at $ 3.00 per share                                    119,000       --           --        389,000
  In 1996 at $ 3.00 per share, net of a related 66,000
    shares returned by Dr. Pandey                                163,000       --           --         53,000
  In 1997 at $ 0.05 per share                                 45,020,000       --           --      2,291,000

Shares issued in 1996 at $ 0.38 per share upon
  termination of agreement to sell a minority interest
  in a subsidiary                                                260,000       --           --        100,000

Conversion of preferred stock into common stock at
  $ 1.25 to $ 1.75 per share less related costs:
    In 1996                                                    1,686,000       --           --      1,995,000
    In 1997                                                   45,120,000    1,000           --      2,131,000

Conversion of debt into common stock in 1996 at $ 0.25
  per share                                                    1,478,000       --           --        369,000

Shares issued in settlement of a lawsuit in 1996 valued
  at $ 1.31 per share                                             25,000       --           --         33,000

Conversion of Dr. Pandey's preferred stock and debt into
  common stock in 1997 at $ 0.0625 per share                  19,430,000       --           --      1,214,000

Other                                                                 --       --           --         16,000

Private placement at $ 0.05 per share                         11,180,000       --           --        559,000

Contribution to capital by stockholders of equity
  interest in Xechem India                                            --       --           --         79,000

Conversion of debt into common stock  at $ 0.05
  per share                                                    8,800,000       --           --        440,000

Stock issued to Fortress Financial at $ 0.0001 per share         800,000       --           --             --

Return of capital to David Blech or his designees                     --       --           --       (261,000)

Deficit since inception                                                                                          (30,066,000)
                                                            ----------------------------------------------------------------
BALANCES AT DECEMBER 31, 1998                                140,651,000   $1,000    $      --   $ 29,562,000   $(30,066,000)




See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                                                                   Deficit
                                                                                      Unearned    Additional     Accumulated
                                                                 Number of     Par  Compensation     Paid-         During
                                                               shares issued  value   Expense     In-Capital     Development
                                                               --------------------------------------------------------------
Sale of common stock pursuant to Blech agreement
  at $ 0.01 per share                                         44,554,000    1,000           --        444,000

Conversion of debt due related parties at $ 0.01
  per share                                                   44,181,000       --           --        360,000

Shares issued to directors , employees and consultants
  for services valued at $ 0.037 per share                    11,074,000       --           --        410,000
Capital arising from issuance of Class C Stock (Note 7):
  Series 4                                                            --       --           --        400,000
  Series 5                                                            --       --           --      1,564,000

Net loss for year ended December 31, 1999                             --       --           --             --     (2,427,000)
                                                            ----------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                                240,460,000   $2,000           --   $ 32,740,000   $(32,493,000)

Stock options exercised at $ .01 per share                       393,000       --           --          4,000

Issuance of 1,500,000 options at $.01 per share
  with a FMV of $ .06  per share for services rendered                --       --           --         75,000

Conversion of Class C preferred stock to common shares        82,259,000    1,000           --         (1,000)

Conversion of debt to shares of Common Stock @ $0.01
  per share                                                   16,426,000       --           --        164,000

Private placement of shares of Common Stock @ $0.08
  per share                                                    1,000,000       --           --         80,000

Issuance of Common Stock @ $0.096 per share for
  services rendered                                            1,110,000       --           --        107,000

Stock options exercised at $ .01 per share with a
  FMV of $0.076 per share                                        503,000       --           --          5,000

Conversion of debt to shares of Common Stock @ $0.01
  per share                                                    2,155,000       --           --         22,000

Stock options exercised at $ .01 per share                       231,000       --           --          1,000

Beneficial Conversion feature of notes payable                        --       --           --        286,000

Charge to operations resulting from Options granted to
  Directors, Consultants and Employees                                --       --           --        192,000

Unearned Stock Compensation Expense Related to
 Options granted to Directors,Consultants and Employees               --       --     (406,000)       406,000

Increase in Equity Interest in Xechem India                           --       --           --         19,000

   Net loss for year ended December 31, 2000                          --       --           --             --     (1,971,000)
                                                            ----------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                                344,537,000   $3,000    $(406,000)  $ 34,100,000   $(34,464,000)

Stock issued for services rendered                               900,000       --           --         36,000

Amortization of unearned of stock compensation                        --       --      102,000             --

Stock options exercised at $ .01 per share                       450,000       --           --          6,000

Beneficial Conversion feature of notes payable                                                         75,000

   Net loss for six months ended June 30, 2001                                                                      (894,000)
                                                            ----------------------------------------------------------------
BALANCES AT JUNE 30, 2001                                    345,887,000   $3,000    $(304,000)  $ 34,217,000   $(35,358,000)
                                                            ================================================================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      March 15, 1990
                                                                                   (date of inception)
                                                       Six months ended June 30,        to June 30,
                                                     ----------------------------------------------
                                                         2001             2000             2001
                                                     ------------     ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                         $   (894,000)    $   (785,000)    $(35,358,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                         67,000           75,000          891,000
      Amortization                                         34,000           34,000          707,000
      Non-cash expenses in connection
        with issuance of equity securities                215,000           75,000       17,148,000
      Write down of inventories                                --               --        1,206,000
      Write down of patents                                    --               --          517,000
      Loss on investment in related party                      --               --           89,000

    Changes in operating assets and liabilities
      (Increase) decrease in:
        Accounts receivable                               (12,000)         (31,000)         (27,000)
        Inventories                                        (7,000)          (9,000)      (1,339,000)
        Prepaid expenses and other current assest              --           (5,000)         122,000
        Other                                                  --               --          (20,000)
      Increase (decrease) in:
        Accounts payable                                   54,000          (51,000)         827,000
        Other current liabilities                        (121,000)          (1,000)          (5,000)
        Accrued expenses                                   53,000          (28,000)         500,000
                                                     ----------------------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES          $   (611,000)    $   (726,000)    $(14,742,000)
                                                     ----------------------------------------------

See notes to consolidated financial statements

                XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                (continued)

                                                                                             March 15, 1990
                                                                                          (date of inception)
                                                              Six months ended June 30,        to June 30,
                                                            ----------------------------------------------
                                                                2001             2000             2001
                                                            ------------     ------------     ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                    $   (611,000)    $   (726,000)    $(14,742,000)
                                                            ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Patent issuance costs                                             --               --         (548,000)
    Purchases of equipment and leasehold improvements            (29,000)              --       (2,024,000)
    Investment in related party                                       --               --          (23,000)
    Other                                                             --               --           (8,000)
                                                            ----------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES:                        (29,000)               0       (2,603,000)
                                                            ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from related party loans                             52,000           60,000        1,807,000
    Proceeds from notes payable - others                              --               --          628,000
    Proceeds from short term loans                               412,000          141,000        3,585,000
    Capital contribution                                              --           19,000           95,000
    Payments on interim loans                                         --               --         (498,000)
    Payments on notes payable - others                                --               --         (525,000)
    Payments on stockholder loans                                     --          (84,000)        (572,000)
    Proceeds from issuance of capital stock                        4,000            4,000       12,882,000
                                                            ----------------------------------------------

    NET CASH FLOWS FROM FINANCING ACTIVITIES:                    468,000          140,000       17,402,000
                                                            ----------------------------------------------

    NET CHANGE IN CASH                                          (172,000)        (586,000)          57,000
CASH, BEGINNING OF PERIOD                                        229,000          632,000                0
                                                            ----------------------------------------------
CASH, END OF PERIOD                                         $     57,000     $     46,000     $     57,000
                                                            ==============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
      Interest paid - related party                         $     18,000     $     18,000     $    206,000
                                                            ==============================================
      Interest paid - other                                 $      2,000     $         --     $    163,818
                                                            ==============================================

NONCASH FINANCING ACTIITIES
   Net assets of Xechem India contributed to capital and
    minority interest                                       $         --     $         --     $    118,000
                                                            ==============================================

   Liabilities exchanged for preferred and common stock     $         --     $         --     $  1,107,000
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

[2] BASIS OF REPORTING

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2001 and the consolidated results of its operations for the six months ended June 30, 2001 and 2000 and for the cumulative period from March 15, 1990 (date of inception) to June 30, 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2000. The results of operations for the six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for a full year.

As a result of its net losses through December 31, 2000 and accumulated deficit since inception, the Company's accountants, in their report on the Company's financial statements for the year ended December 31, 2000, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. This condition has not changed as of June 30, 2001. The Company's research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of the Company's proposed products cannot be estimated with precision. The Company expects research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

The Company has received $388,000 in the first six months of 2001 from investor financing of which $248,000 are accounted for as short-term loans and $140,000 is an "Unsecured Subordinated Convertible Debenture" during the second quarter of 2001. The term of this debenture is ten (10) years with an interest rate of 8% per annum payable on the Maturity Date. This debenture is convertible into shares of the Company's common stock, par value $.00001 per share, at a price per share which shall not exceed the lesser of $.02 per share or 70% of the fair market value of the Company's Common Stock. For the purposes of this debenture the fair market value shall mean the average of the mid-point of the closing bid and ask price for the Common Stock over the five trading days preceding any request for conversion by the Payee. The conversion, if exercised, must take place before the Maturity Date.

During the first six months of 2001 the Company increased its line of credit with Bank of New York by $24,000, a short-term loan, and also increased its loans from related parties by $52,000. The Company also received $4,000 from the issuance of capital stock. This resulted in a total inflow of $468,000 from financing activities.

The Company is currently seeking investors, marketing partners, joint ventures or strategic alliance agreements both in the United States and abroad. The Company is actively pursuing numerous prospects.

The Company has finalized an agreement with A & K Consultants. The Company received $45,000 in consulting fees during the six months ended June 30, 2001 and anticipates receiving $50,000 over the next six months. The Company has also recorded revenue of $100,000 for Dr. Pandey's consulting services to A & K Consultants.

The Company has expended and will continue to expend substantial funds in connection with the research and development of its products. As a result of these expenditures, and even with revenues anticipated from commencement of sales of paclitaxel, the Company anticipates that losses will continue for the foreseeable future.

The Company's planned activities will require the addition of new personnel, including management, and the continued development of expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Further, if the Company receives regulatory approval for any of its products in the United States or elsewhere, it will incur substantial expenditures to develop its manufacturing, sales and marketing capabilities and/or subcontract or joint venture these activities with others. There can be no assurance that the Company will ever recognize revenue or profit from any such products. In addition, the Company may encounter unanticipated problems, including developmental, regulatory, manufacturing or marketing difficulties, some of which may be beyond the Company's ability to resolve. The Company may lack the capacity to produce its products in-house and there can be no assurances that it will be able to locate suitable contract manufacturers or be able to have them produce products at satisfactory prices.

During the past two and a half years ended June 30, 2001; the Company has reduced its monthly cash requirements and has sold a portion of its state net operating loss carryforwards. The Companies net losses has increased in this period but a significant part of these losses are non-cash in nature arising from debt and equity financing; these non-cash expenses total approximately $216,000 for the six month period ending June 30, 2001. There can be no assurance that management's plans to obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

[3] XECHEM-CHINA

During the second quarter of 2001 Xechem Pharmaceutical China Ltd. has temporarily ceased active operations, due to Xechem-China's president and C.E.O. having to devote his full attention to his other holdings. The Company feels this is a temporary situation and will not hinder the Company's present or future involvements in the Asian Market. The Company and it's subsidiaries are still actively pursuing other relationships.

As a result of these pursuits Xechem (India) Pvt. Ltd. on July 19, 2001 has been granted a license to import injectable paclitaxel from Beijing Union Pharmaceutical Factory China. The Company is pursuing other such licensing agreements to market this generic version of paclitaxel.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.1
          ------------------------------------

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

Results of Operations
---------------------

The Six Months Ended June 30, 2001 vs. The Six Months Ended June 30, 2000

     The following table sets forth certain statement of operations data of the Company for the cumulative period from inception (March 15, 1990) to June 30, 2001 and for each of the six months ended June 30, 2001 and June 30, 2000.

                                                SIX MONTHS         CUMULATIVE
                                                  ENDED           INCEPTION TO
                                                 JUNE 30,           JUNE 30,
                                            2001         2000         2001
                                               (in thousands)
Revenue                                   $   154      $    11     $    1,327
Research and Development Expenses         $   244      $   278     $    9,669
General and Administrative Expenses       $   701      $   502     $   12,442
Writedown of Inventory and Intangibles    $    --      $    --     $    1,723
(Loss) from Operations                    $  (791)     $  (769)    $  (22,507)

-----------------------------
     1 Some of the statements included in Item 2, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to the forward looking statements that may be made to reflect any future events or circumstances.

Revenue
-------

     The $143,000 increase in revenues from six months ended June 30, 2000 to the six months ended June 30, 2001 shows virtually no change in product sales by the Company's subsidiary XetaPharm, Inc. Xechem Inc. had a $145,000 increase in consulting fees resulting from the consulting agreement with A & K Consultants.

Research and Development
------------------------

     The Company's research and development expenditures were made in conjunction with the development of compounds to make niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures decreased $34,000 or 12.2% to $244,000, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

     Expenditures for research and development decreased during the first six month of 2001 but should increase for the remainder of the year with the hiring of new personnel and increased activity. The Company believes that increased research and development expenditures could significantly hasten the development of new products as well as the marketability of paclitaxel and its second-generation analogs.

General and Administrative
--------------------------

     General and administrative expenses increased $199,000 or 39.6% for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The most significant increases were: an increase of approximately $94,000 in employee compensation and benefits, approximately a $50,000 increase in consulting fees resulting mainly from issuing 900,000 shares of Xechem International Inc. Common Stock, approximately a $15,000 increase in utilities, a $138,000 increase in stock compensation expense (this charge will continue for the next eight quarters with an approximate charge of $37,000 per quarter) due to the amortization of unearned compensation expense relating to options granted to directors, consultants and employees in the third quarter of 2000, and an increase in travel expenses of approximately $20,000 due to travel to India and China in the first quarter. The Company's most significant decrease was in legal fees of approximately $87,000 primarily due to the majority of work needed for the M.D. Anderson case being completed in 2000.

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

Liquidity and Capital Resources; Plan of Operations
---------------------------------------------------

     On June 30, 2001, the Company had cash and cash equivalents of $57,000, a working capital deficiency of $1,975,000 and negative stockholder's equity of $1,442,000.

     As a result of its net losses through December 31, 2000 and accumulated deficit since inception, the Company's accountants, in their report on the Company's financial statements for the year ended December 31, 2000, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. This condition has not changed as of June 30, 2001. The Company's research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of the Company's proposed products cannot be estimated with precision. The Company expects research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

The Company has received $388,000 in the first six months of 2001 from investor financing of which $248,000 are accounted for as short-term loans and $140,000 is an "Unsecured Subordinated Convertible Debenture" during the second quarter of 2001. The term of this debenture is ten (10) years with an interest rate of 8% per annum payable on the Maturity Date. This debenture is convertible into shares of the Company's common stock, par value $.00001 per share, at a price per share which shall not exceed the lesser of $.02 per share or 70% of the fair market value of the Company's Common Stock. For the purposes of this debenture the fair market value shall mean the average of the mid-point of the closing bid and ask price for the Common Stock over the five trading days preceding any request for conversion by the Payee. The conversion, if exercised, must take place before the Maturity Date.

During the first six months of 2001 the Company increased its line of credit with Bank of New York by $24,000, a short-term loan, and also increased its loans from related parties by $52,000. The Company also received $4,000 from the issuance of capital stock. This resulted in a total inflow of $468,000 from financing activities.

The Company is currently seeking investors, marketing partners, joint ventures or strategic alliance agreements both in the United States and abroad. The Company is actively pursuing numerous prospects.

The Company has finalized an agreement with A & K Consultants. The Company received $45,000 in consulting fees during the six months ended June 30, 2001 and anticipates receiving $50,000 over the next six months. The Company has also recorded revenue of $100,000 for Dr. Pandey's consulting services to A & K Consultants, from a pre-payment received in 2000.

The Company has expended and will continue to expend substantial funds in connection with the research and development of its products. As a result of these expenditures, and even with revenues anticipated from commencement of sales of paclitaxel, the Company anticipates that losses will continue for the foreseeable future.

The Company's planned activities will require the addition of new personnel, including management, and the continued development of expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Further, if the Company receives regulatory approval for any of its products in the United States or elsewhere, it will incur substantial expenditures to develop its manufacturing, sales and marketing capabilities and/or subcontract or joint venture these activities with others. There can be no assurance that the Company will ever recognize revenue or profit from any such products. In addition, the Company may encounter unanticipated problems, including developmental, regulatory, manufacturing or marketing difficulties, some of which may be beyond the Company's ability to resolve. The Company may lack the capacity to produce its products in-house and there can be no assurances that it will be able to locate suitable contract manufacturers or be able to have them produce products at satisfactory prices.

During the last two and a half years ended June 30, 2001 , the Company has reduced its monthly cash requirements and has sold a portion of its state net operating loss carryforwards. The Companies net losses has increased in this period but significant part of these losses are non-cash in nature arising from debt and equity financing these non-cash expenses total approximately $216,000 for the six month period ending June 30, 2001. There can be no assurance that management's plans to obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

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

          In its suit, Xechem is seeking to change inventorship and ownership of the `205 formulation patent, which is the subject of an exclusive license agreement between Xechem and MDA/UT, in part or exclusively to Xechem employees and a former employee of the University of Texas, MD Anderson Cancer Center. Xechem also seeks damages for breach of the license agreement and other related causes of action. The lawsuit has been filed in Federal District Court in Newark, New Jersey. MDA/UT is currently attempting to dismiss the suit based on its 11th Amendment state sovereign immunity rights and/or to transfer the action to a federal district court in Texas.

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

                                        XECHEM INTERNATIONAL, INC.

Date: August 14, 2001

                                        /s/ Ramesh C. Pandey
                                        -------------------------------------
                                        Ramesh C. Pandey, Ph.D.
                                        President/Chief Executive Officer