Form 10QSB
period 2001-09-30
XECHEM INTERNATIONAL INC
filed 2001-11-16
CIK 919611

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2001
                               -----------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

For Quarter Ended                     Commission File Number       0-23788
                  -------------                              -------------------

                           Xechem International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                 22-3284803
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswick, NJ     08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code         (732) 247-3300
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

                                 Yes [X] No [ ]

Number of shares outstanding of the issuer's common stock, as of October 31, 2001 was 348,628,404 shares.

Transitional Small Business Disclosure Format

                                 Yes [ ] No [X]

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.
                                                                        --------
Part I.    Financial Information

Item 1.    Consolidated Balance Sheets as of
              September 30, 2001 [Unaudited] and
              December 31, 2000...................................       3

           Consolidated Statements of Operations
              For the three month period from July 1, 2001
              and 2000 to September 30, 2001 and 2000 and
              for nine months ended September 30, 2001 and
              2000 and for the period from March 15,1990
              (inception) to September 30, 2001 [Unaudited] ......       4

           Consolidated Statement of Stockholders'
              Equity for the nine months ended
              September 30, 2001 [Unaudited]......................       5 - 6

           Consolidated Statements of Cash Flows for
              The nine months ended September 30, 2001 and
              2000 [Unaudited]....................................       7 - 8

           Notes to Consolidated Financial Statements.............       9 - 12

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations ......       13 - 16

Part II.   Other Information .....................................       17 - 18

           Signatures.............................................       19

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                            2001             2000
                                                                        ------------     ------------
CURRENT ASSETS:
   Cash                                                                 $     23,000     $    229,000
   Accounts receivable                                                        66,000           15,000
   Inventory:
       Raw materials                                                           1,000            6,000
       Finished goods                                                        135,000          125,000
   Prepaid expenses and other current assets                                  10,000            6,000
                                                                        -----------------------------

   TOTAL CURRENT ASSETS                                                      235,000          381,000

Equipment, less accumulated depreciation of
  $1,025,000 (2001) and $923,000 (2000)                                      471,000          507,000
Leasehold improvements, less accumulated amortization
  of $553,000 (2001) and $502,000 (2000)                                     463,000          513,000
Cash surrender value of officer's life insurance                              25,000           25,000
Deposits                                                                      20,000           20,000
                                                                        -----------------------------

                                                                        $  1,214,000     $  1,446,000
                                                                        =============================

CURRENT LIABILITIES
   Accounts payable                                                     $    865,000     $    750,000
   Accrued expenses to related parties                                       368,000          346,000
   Accrued expenses to others                                                123,000          124,000
   Loans payable                                                             617,000          130,000
   Loans payable to related party                                            506,000          298,000
   Other current liabilities                                                  34,000          156,000
                                                                        -----------------------------

     TOTAL CURRENT LIABILITIES                                             2,513,000        1,804,000
                                                                        -----------------------------

NOTES PAYABLE-RELATED PARTIES                                                494,000          409,000
                                                                        -----------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)
   Class A voting preferred stock,$ .00001 par value, 2,500 shares
     authorized; 2,500 shares issued and outstanding (2001 and 2000)              --               --
   Class B 8% preferred stock,$ .00001 par value, 1,150 shares
     authorized; none outstanding                                                 --               --
   Class C preferred stock,$ .00001 par value, 50,006,000
     shares authorized; none outstanding
   Common stock,$.00001 par value, 700,000,000 shares authorized;
      345,887,000(2001) and 344,537,000(2000) issued and outstanding           3,000            3,000
   Unearned compensation expense                                            (336,000)        (406,000)
   Additional paid in capital                                             34,450,000       34,100,000
   Deficit accumulated during development stage                          (35,910,000)     (34,464,000)
                                                                        -----------------------------

   TOTAL STOCKHOLDERS EQUITY (DEFICIT)                                    (1,793,000)        (767,000)
                                                                        -----------------------------

                                                                        $  1,214,000     $  1,446,000
                                                                        =============================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (UNAUDITED)

                                                                                                                    MARCH 15 1990
                                                                                                                    -------------
                                                                                                                 (DATE OF INCEPTION)
                                                                                                                 -------------------
                                                THREE MONTHS ENDED                    NINE MONTHS ENDED                   TO
                                         ---------------------------------     ---------------------------------          --
                                                   SEPTEMBER 30,                         SEPTEMBER 30,               SEPTEMBER 30,
                                         ---------------------------------     ---------------------------------    --------------
                                              2001               2000               2001               2000              2001
                                         --------------     --------------     --------------     --------------    --------------
REVENUES:
   Consulting fees from Asian company    $           --     $           --     $           --     $           --    $      300,000
   Other                                         29,000            117,000            183,000            128,000         1,056,000
                                         -----------------------------------------------------------------------------------------
                                                 29,000            117,000            183,000            128,000         1,356,000
                                         -----------------------------------------------------------------------------------------

EXPENSES:
   Research and development                     123,000            255,000            367,000            533,000         9,791,000
   General and administrative                   306,000            474,000          1,007,000            976,000        12,748,000
   Writedown of inventory
      & intangibles                                  --                 --                 --                 --         1,723,000
                                         -----------------------------------------------------------------------------------------
                                                429,000            729,000          1,374,000          1,509,000        24,262,000
                                         -----------------------------------------------------------------------------------------

   LOSS FROM OPERATIONS                        (400,000)          (612,000)        (1,191,000)        (1,381,000)      (22,906,000)
                                         -----------------------------------------------------------------------------------------

OTHER INCOME(EXPENSE) - NET:

   Interest Expense - Related Party             (11,000)           (12,000)           (34,000)           (29,000)       (8,771,000)

   Interest Expense                            (142,000)          (164,000)          (221,000)          (164,000)       (5,436,000)

   Sale of New Jersey net operating
    loss carryforwards                               --                 --                 --                 --           900,000

   Other(net)                                     1,000              2,000                 --              4,000           303,000
                                         -----------------------------------------------------------------------------------------
                                               (152,000)          (174,000)          (255,000)          (189,000)      (13,004,000)
                                         -----------------------------------------------------------------------------------------

   NET LOSS                              $     (552,000)    $     (786,000)    $   (1,446,000)    $   (1,570,000)   $  (35,910,000)
                                         =========================================================================================

BASIC AND DILUTED LOSS PER SHARE         $       (0.002)    $       (0.003)    $       (0.004)    $       (0.006)
                                         =======================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                   345,887,000        265,560,000        345,615,000        265,560,000
                                         =======================================================================

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

                                                                                                                   Deficit
                                                                                      Unearned    Additional     Accumulated
                                                                 Number of     Par  Compensation     Paid-         During
                                                               shares issued  value   Expense     In-Capital     Development
                                                               --------------------------------------------------------------
Sale of common stock pursuant to Blech agreement
  at $ 0.01 per share                                         44,554,000    1,000           --        444,000

Conversion of debt due related parties at $ 0.01
  per share                                                   44,181,000       --           --        360,000

Shares issued to directors , employees and consultants
  for services valued at $ 0.037 per share                    11,074,000       --           --        410,000

Capital arising from issuance of Class C Stock (Note 7):
  Series 4                                                            --       --           --        400,000
  Series 5                                                            --       --           --      1,564,000

Net loss for year ended December 31, 1999                             --       --           --             --     (2,427,000)
                                                            ----------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                                240,460,000   $2,000           --   $ 32,740,000   $(32,493,000)

Stock options exercised at $ .01 per share                       393,000       --           --          4,000

Issuance of 1,500,000 options at $.01 per share
  with a FMV of $ .06  per share for services rendered                --       --           --         75,000

Conversion of Class C preferred stock to common shares        82,259,000    1,000           --         (1,000)

Conversion of debt to shares of Common Stock @ $0.01
  per share                                                   16,426,000       --           --        164,000

Private placement of shares of Common Stock @ $0.08
  per share                                                    1,000,000       --           --         80,000

Issuance of Common Stock @ $0.096 per share for
  services rendered                                            1,110,000       --           --        107,000

Stock options exercised at $ .01 per share with a
  FMV of $0.076 per share                                        503,000       --           --          5,000

Conversion of debt to shares of Common Stock @ $0.01
  per share                                                    2,155,000       --           --         22,000

Stock options exercised at $ .01 per share                       231,000       --           --          1,000

Beneficial Conversion feature of notes payable                        --       --           --        286,000

Charge to operations resulting from Options granted to
  Directors, Consultants and Employees                                --       --           --        192,000

Unearned Stock Compensation Expense Related to
 Options granted to Directors,Consultants and Employees               --       --     (406,000)       406,000

Increase in Equity Interest in Xechem India                           --       --           --         19,000

   Net loss for year ended December 31, 2000                          --       --           --             --     (1,971,000)
                                                            ----------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                                344,537,000   $3,000    $(406,000)  $ 34,100,000   $(34,464,000)

Stock issued for services rendered                               900,000       --           --         36,000

Amortization of unearned stock compensation                           --       --      145,000             --

Stock options exercised at $ .01 per share                       450,000       --           --          6,000

Beneficial Conversion feature of notes payable                                                        216,000

Unearned Stock Compensation Expense Related to
  Options granted to Directors and Employees                          --       --      (75,000)        76,000

Stock Options Granted to Consultants                                                                   16,000


  Net loss for nine months ended September 30, 2001                                                               (1,446,000)
                                                            ----------------------------------------------------------------

BALANCES AT SEPTEMBER 30, 2001                               345,887,000   $3,000    $(336,000)  $ 34,450,000   $(35,910,000)
                                                            ================================================================

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      March 15, 1990
                                                           Nine months ended        (date of inception)
                                                             September 30,            to September 30,
                                                     -----------------------------     ------------
                                                         2001             2000             2001
                                                     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                         $ (1,446,000)    $ (1,570,000)    $(35,910,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                        101,000          112,000          925,000
      Amortization                                         51,000           51,000          724,000
      Non-cash expenses in connection
        with issuing of debt and equity securities        415,000          549,000       17,348,000
      Write down of inventories                                --               --        1,206,000
      Write down of patents                                    --               --          517,000
      Loss on investment in related party                      --               --           89,000

    Changes in operating assets and liabilities
      (Increase) decrease in:
        Accounts receivable                               (51,000)         (19,000)         (66,000)
        Inventories                                        (5,000)           5,000       (1,337,000)
        Prepaid expenses and other current assest              --          (10,000)         122,000
        Other                                              (4,000)              --          (24,000)
      Increase (decrease) in:
        Accounts payable                                  115,000          (21,000)         888,000
        Other current liabilities                        (121,000)          21,000           (5,000)
        Accrued expenses                                   21,000            9,000          468,000
                                                     ----------------------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES          $   (924,000)    $   (873,000)    $(15,055,000)
                                                     ----------------------------------------------

                        XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                             (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                        (continued)

                                                                                             March 15, 1990
                                                                  Nine months ended        (date of inception)
                                                                   September 30,            to September 30,
                                                            -----------------------------     ------------
                                                                2001             2000             2001
                                                            ------------     ------------     ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                    $   (924,000)    $   (873,000)    $(15,055,000)
                                                            ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Patent issuance costs                                             --               --         (548,000)
    Purchases of equipment and
      leasehold improvements                                     (66,000)          (5,000)      (2,061,000)
    Investment in related party                                       --               --          (23,000)
    Other                                                             --               --           (8,000)
                                                            ----------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES:                        (66,000)          (5,000)      (2,640,000)
                                                            ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from related party loans                             85,000          120,000        1,840,000
    Proceeds from notes payable - others                              --               --          628,000
    Proceeds from short term loans                               695,000          163,000        3,868,000
    Capital contribution                                              --           19,000           95,000
    Payments on interim loans                                         --               --         (498,000)
    Payments on notes payable - others                                --               --         (525,000)
    Payments on stockholder loans                                     --          (84,000)        (572,000)
    Proceeds from issuance of capital stock                        4,000           90,000       12,882,000
                                                            ----------------------------------------------

    NET CASH FLOWS FROM FINANCING ACTIVITIES:                    784,000          308,000       17,718,000
                                                            ----------------------------------------------

    NET CHANGE IN CASH                                          (206,000)        (570,000)          23,000
CASH, BEGINNING OF PERIOD                                        229,000          632,000                0
                                                            ----------------------------------------------
CASH, END OF PERIOD                                         $     23,000     $     62,000     $     23,000
                                                            ==============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the periods for:
      Interest paid - related party                         $     27,000     $     29,000     $    215,000
                                                            ==============================================
      Interest paid - other                                 $      3,000     $         --     $    164,818
                                                            ==============================================

NONCASH FINANCING ACTIITIES
   Net assets of Xechem India contributed to capital and
    minority interest                                       $         --     $         --     $    118,000
                                                            ==============================================

   Liabilities exchanged for preferred and common stock     $         --     $         --     $  1,107,000
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

[2]  BASIS OF REPORTING

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring item) which are considered necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2001 and the consolidated results of its operations for the nine months ended September 30, 2001 and 2000 and for the cumulative period from March 15, 1990 (date of inception) to September 30, 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2000. The results of operations for the nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for a full year.

     As a result of its net losses through December 31, 2000 and accumulated deficit since inception, the Company's accountants, in their report on the Company's financial statements for the year ended December 31, 2000, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. This condition has not changed as of September 30, 2001. The Company's research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of the Company's proposed products cannot be estimated with precision. The Company expects research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

The Company has received $671,000 in the first nine months of 2001 from investor financing of which $236,000 are accounted for as short-term loans and $435,000 are "Unsecured Subordinated Convertible Debentures". The term of these debentures are ten (10) years with an interest rate of 8% per annum payable on the Maturity Date. These debentures are convertible into shares of the Company's common stock, par value $.00001 per share, at a price per share, which shall not exceed the lesser of $.02 per share or 70% of the fair market value of the Company's Common Stock. For the purposes of this debenture the fair market value shall mean the average of the mid-point of the closing bid and ask price for the Common Stock over the five trading days preceding any request for conversion by the Payee. The conversion, if exercised, must take place before the Maturity Date.

During the first nine months of 2001 the Company increased its line of credit with Bank of New York by $24,000, a short-term loan, and also increased its loans from related parties by $85,000. The Company also received $4,000 from the issuance of capital stock. This resulted in a total inflow of $784,000 from financing activities.

The Company is currently seeking investors, marketing partners, joint ventures or strategic alliance agreements both in the United States and abroad. The Company is actively pursuing numerous prospects.

The Company has finalized an agreement with A & K Consultants. The Company received $80,000 in consulting fees during the nine months ended September 30, 2001 and anticipates receiving $25,000 over the next three months. The Company has also recorded revenue of $100,000 for Dr. Pandey's consulting services to A & K Consultants, from a pre-payment received in 2000.

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

During the last two and a half years ended September 30, 2001, the Company has reduced its monthly cash requirements and has sold a portion of its state net operating loss carryforwards. The Company's net losses increased during this period but a significant part of these losses are non-cash in nature arising from debt, equity financing and the granting of stock options to employees, consultants and directors which total approximately $415,000 for the nine month period ending September 30, 2001. There can be no assurance that management's plans to obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

[3]  NOTES AND LOANS PAYABLE

The Company has received $671,000 in the first nine months of 2001 from investor financing of which $236,000 are accounted for as short-term loans and $435,000 are "Unsecured Subordinated Convertible Debentures". The term of these debentures are ten (10) years with an interest rate of 8% per annum payable on the Maturity Date. These debentures are convertible into shares of the Company's common stock, par value $.00001 per share, at a price per share, which shall not exceed the lesser of $.02 per share or 70% of the fair market value of the Company's Common Stock. For the purposes of this debenture the fair market value shall mean the average of the mid-point of the closing bid and ask price for the Common Stock over the five trading days preceding any request for conversion by the Payee. The conversion, if exercised, must take place before the Maturity Date.

To date we have recorded interest expense relating to the beneficial conversion feature of approximately $216,000.

[4]  STOCK OPTIONS

During the July 9, 2001 Board of Directors meeting it was resolved that approximately 13,000,000 options issued in 2000 shall be repriced pursuant to cancellation of all options with an exercise price of 3.5(cent) per share and issuance of new options for said shares with an exercise price of $0.015 per share rather than 3.5(cent) per share. We recorded amortization expense of approximately $146,000 during the quarter ended September 30, 2001 relating to the repriceing of the options which are now accounted for on a variable basis.

The Board of Directors has also granted 11,350,000 options to employees, consultants and directors with exercise prices from $0.01 to $0.015 and a vesting period of immediately to three years. We have recorded an expense of $16,000 relating to the options granted to consultants. We have also recorded an unearned stock compensation expense relating to options granted to employees and directors of approximately $57,000 during the quarter ended September 30, 2001

[5]  CONTINGENCES

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

LOVASTATIN AGREEMENT - In March 1997, the Company acquired a strain and related technology to produce Lovastatin for a total purchase price of $300,000, payable $50,000 upon delivery, $50,000 upon initial laboratory verification, $100,000 upon additional laboratory verification and $100,000 upon the earlier of commercial production or two years after delivery of the strain and related technology. For accounting purposes, the payments have been considered research and development incurred at the earliest date to which they become payable. Through December 31, 1998, a total of $200,000 has been recorded as research and development expense, of which $100,000 has been paid and $100,000 is included in accounts payable at December 31, 2000 and 1999. There has been no activity in 1999, 2000 or 2001 but the Company intends to continue with the agreement.

[6]  Net Loss Per Share

Net loss per share was calculated using the weighted average number of common shares outstanding. For the three and nine months ended September 30, 2001 and 2000, stock options and warrants have been excluded from the calculation of diluted loss per share. The effect of common stock equivalents for September 30, 2001 and 2000 of 24,529,333 and 13,179,333 respectively has not been considered as such items are antidilutive. Accordingly, basic and diluted net loss per share are the same for the three and nine months ended September 30, 2001 and 2000.

[7]  SUBSEQUENT EVENTS

On October 10, 2001 the Company entered into a consulting agreement with Frank Maresca (the "Consultant").The Consultant will provide services to the (i) Board of Directors (ii) officers of the Company, and (iii) administrative staff of the Company regarding the business of the Company, including assisting the Company in preparing to expand its operations.

As a result of this agreement the Company on October 17, 2001 filed an S-8 registration statement in order to issue 12,000,000 shares of the Company's common stock under the terms the consulting agreement. The stock will be issued to the Consultant upon achievement of certain milestones as designated in the agreement. To date, 3,000,000 shares have been issued to the Consultant.

On October 17, 2001 the Company filed a Form S-3 Registration Statement. This Registration relates to the offer and sale of up to 280,785,207 shares of common stock, $.00001 par value (the "Shares"), of Xechem International, Inc. ("us," "we" or "our"), of which 280,660,207 shares are issuable upon the conversion of up to $1,000,000 in principal amount of Unsecured Subordinated Convertible Debentures (the "Debentures") and up to 1,250,000 Shares which are issuable upon exercise of an option (the "Option") which we issued. As of November 14, 2001 no shares of common stock have been issued in connection with this Registration.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.1
          ------------------------------------

General
-------
     We are the holder of all of the capital stock of Xechem, Inc., a development stage biopharmaceutical company engaged in the research, development, and production of niche generic and proprietary drugs from natural sources. Xechem, Inc. was formed in March 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.) a publicly traded company. Xechem Laboratories (formed in 1993), XetaPharm, Inc. (formed in 1996) and Xechem (India) Pvt. Ltd. are our subsidiaries.

Results of Operations
---------------------

The Nine Months Ended September 30, 2001 vs. The Nine Months Ended September 30, 2000

     The following table sets forth certain statement of operations data for the cumulative period from inception (March 15, 1990) to September 30, 2001 and for each of the nine months ended September 30, 2001 and September 30, 2000.

                                                                    CUMULATIVE
                                           NINE MONTHS ENDED       INCEPTION TO
                                              SEPTEMBER 30,        SEPTEMBER 30,
                                           2001          2000          2001
                                              (in thousands)
Revenue                                  $     183     $     128     $   1,356
Research and Development Expense         $     367     $     533     $   9,791
General and administrative expenses      $   1,007     $     976     $  12,748
Writedown of Inventory and intangibles   $      --     $      --     $   1,723
Loss from operations                     $  (1,191)    $  (1,381)    $ (22,906)


------------------------------
1 Some of the statements included in Item 2, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicates that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result, which we expected also, may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to publicly release the result of any revisions to the forward looking statements that may be made to reflect any future events or circumstances.

Revenue
-------

     The $55,000 increase in sales for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 represents approximately a $70,000 or 70% increase resulting from consulting fees. Product sales by our subsidiary XetaPharm Inc. decreased approximately $12,000 or 48% over the same period.

Research and Development
------------------------

     Our research and development expenditures were made in conjunction with the development of compounds to make niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures decreased by $166,000 to $367,000 or 31% primarily from a $98,000 decrease in non-cash consulting fees, a $25,000 reduction in Xechem India's spending, a $23,000 decrease in outside services and a $20,000 decrease in equipment rental related to research and development, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

     Expenditures for research and development decreased during the first three quarters of 2001 but we do not anticipate this trend to continue due to new hires and increased activity and may increase for the remainder of the year. We believe that increased research and development expenditures could significantly hasten the development of new products as well as the marketability of paclitaxel and its second-generation analogs.

General and Administrative
--------------------------

     General and administrative expenses increased $31,000 or 3% for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Administrative salaries increased by approximately $85,000 due to new hires, accounting fees increased by approximately $22,000, non-cash consulting fees increased by approximately $52,000 and a non-cash expense relating to the granting of options to employees and directors decreased by approximately $57,000. Legal fees decreased approximately $145,000 due primarily to the stock options granted to two legal firms in 2000 for continued and past services, and an increase of approximately $22,000 in travel expense.

     We anticipate that general and administrative expenses will continue to increase as a result of the expansion of its operations and marketing efforts. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. The exact number and nature of persons hired, and our expenses for such persons will depend on many factors, including the capabilities of those persons who seek employment with us and the availability of additional funding to finance these efforts.

Liquidity and Capital Resources; Plan of Operations
---------------------------------------------------

     On September 30, 2001, we had cash and cash equivalents of $23,000, negative working capital of $2,278,000 and negative stockholder's equity of $1,793,000.

     As a result of its net losses through December 31, 2000 and accumulated deficit since inception, our accountants, in their report on our financial statements for the year ended December 31, 2000, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of September 30, 2001. Our research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

We have received $671,000 in the first nine months of 2001 from investor financing of which $236,000 are accounted for as short-term loans and $435,000 are "Unsecured Subordinated Convertible Debenture". The term of this debenture is ten (10) years with an interest rate of 8% per annum payable on the Maturity Date. This debenture is convertible into shares of the Company's common stock, par value $.00001 per share, at a price per share, which shall not exceed the lesser of $.02 per share or 70% of the fair market value of our Common Stock. For the purposes of this debenture the fair market value shall mean the average of the mid-point of the closing bid and ask price for the Common Stock over the five trading days preceding any request for conversion by the Payee. The conversion, if exercised, must take place before the Maturity Date.

During the first nine months of 2001 we increased our line of credit with Bank of New York by $24,000, a short-term loan, and also increased our loans from related parties by $85,000. We also received $4,000 from the issuance of capital stock. This resulted in a total inflow of $784,000 from financing activities.

We are currently seeking investors, marketing partners, joint ventures or strategic alliance agreements both in the United States and abroad. We are actively pursuing numerous prospects.

We have finalized an agreement with A & K Consultants. We received $80,000 in consulting fees during the nine months ended September 30, 2001 and anticipates receiving $25,000 over the next three months. We have also recorded revenue of $100,000 for Dr. Pandey's consulting services to A & K Consultants, from a pre-payment received in 2000.

We have expended and will continue to expend substantial funds in connection with the research and development of its products. As a result of these expenditures, and even with revenues anticipated from commencement of sales of paclitaxel, we anticipate that losses will continue for the foreseeable future.

Our planned activities will require the addition of new personnel, including management, and the continued development of expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Further, if we receive regulatory approval for any of our products in the United States or elsewhere, it will incur substantial expenditures to develop its manufacturing, sales and marketing capabilities and/or subcontract or joint venture these activities with others. There can be no assurance that we will ever recognize revenue or profit from any such products. In addition, we may encounter unanticipated problems, including developmental, regulatory, manufacturing or marketing difficulties, some of which may be beyond our ability to resolve. We may lack the capacity to produce its products in-house and there can be no assurances that it will be able to locate suitable contract manufacturers or be able to have them produce products at satisfactory prices.

During the last two and a half years ended September 30, 2001, we have reduced our monthly cash requirements and have sold a portion of our state net operating loss carryforwards. Our net losses have increased in this period but a significant part of these losses are non-cash in nature arising from debt, equity financing and the granting of stock options to employees, consultants and directors these non-cash expenses total approximately $415,000 for the nine month period ending September 30, 2001. There can be no assurance that management's plans to obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue in existence.

PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held it's annual meeting on July 9, 2001 at 100 Jersey Ave. Suite 310 Building B, New Brunswick N.J., where:

     1. Ramesh C. Pandey Ph.D. was re-elected to the Company's Board of Directors until the next meeting of stockholders or otherwise as provided in the Corporation's By-Laws. 295,956,718 shares of Common Stock and 2,500 shares of Class A Preferred Stock, having 1,000 votes per share, were cast in favor of electing Dr. Pandey representing approximately 98.8% of the shares of Common Stock and Class A Preferred Stock present and voting.

     2. Stephen F. Burg was re-elected to the Company's Board of Directors until the next meeting of stockholders or otherwise as provided in the Corporation's By-Laws. 298,482,668 shares of Common Stock and 2,500 shares of Class A Preferred Stock, having 1,000 votes per share, were cast in favor of electing Mr. Burg representing approximately 99.6% of the shares of Common Stock and Class A Preferred Stock present and voting.

     3. Jed Goldart MD, John P. Luther and Neil Kosterman were nominated at the annual meeting for election to the Company's Board of Directors until the next meeting of stockholders or otherwise as provided in the Corporation's By-Laws. 299,653,473 shares of Common Stock and 2,500 shares of Class A Preferred Stock, having 1,000 votes per share, were cast in favor of electing Messrs. Goldart, Luther and Kosterman representing 100% of the shares of Common Stock and Class A Preferred Stock present and voting.

Item 5.   Other Information


Item 6.   Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          XECHEM INTERNATIONAL, INC.


          Date: November 16, 2001

                                        /s/ Ramesh C. Pandey
                                        --------------------------------------
                                        Ramesh C. Pandey, Ph.D.
                                        President/Chief Executive Officer