Form 10KSB
period 2001-12-31
XECHEM INTERNATIONAL INC
filed 2002-03-29
CIK 919611

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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
     YES        NO  X
         ---       ---

     State issuer's revenues for its most recent fiscal year. $ 187,000

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $ 2,167,000 as of February 15, 2002.

     The number of shares outstanding of our Common Stock was 414,727,819 as of February 15, 2002.

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
PART I
   Item 1.   Description of Business .......................................   3
   Item 2.   Description of Property .......................................  25
   Item 3.   Legal Proceedings .............................................  25
   Item 4.   Submission of Matters to a Vote of Stockholders ...............  26

PART II
   Item 5.   Market for Common Equity and Related Stockholder Matters ......  27
   Item 6.   Management's Discussion and Analysis ..........................  29
   Item 7.   Financial Statements...........................................  34
   Item 8.   Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure ...........................  35

PART III
   Item 9.   Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act ....  36
   Item 10.  Executive Compensation ........................................  38
   Item 11.  Security Ownership of Certain Beneficial Owners and Management.  41
   Item 12.  Certain Relationships and Related Transactions ................  42
   Item 13.  Exhibits and Reports on Form 8-K ..............................  43

                                     PART I
                                     ------

ITEM 1.   DESCRIPTION OF BUSINESS1
          ------------------------

GENERAL

     Xechem International, Inc. ("Xechem", "we", "us" or "our") is a holding company,(www.xechem.com), which owns all of the capital stock of Xechem, Inc, a development stage biopharmaceutical company currently engaged in the research, development, and limited production of niche generic and proprietary drugs from natural sources. We are engaged primarily in applying our proprietary extraction, isolation and purification technology to the production and manufacture of paclitaxel (commonly referred to in the scientific literature as "TAXOL(R)," a registered trademark of Bristol-Myers Squibb Company ("Bristol -Myers")). Paclitaxel is an anticancer compound used for the treatment of ovarian, breast, small cell lung cancers and AIDS related Kaposi sarcomas. We have successfully isolated greater than 97% pure paclitaxel and have received seven (7) U.S. and seven (7) international patents on this technology and its second generation analogs from the U.S. Patent and Trademark Office and thirty-four international patents are pending. We have also prepared, through contract, dosage forms of paclitaxel and have performed limited stability testing for submission of an Abbreviated New Drug Application ("ANDA") to the Food and Drug Administration ("FDA"). We have submitted to the FDA a Drug Master File ("DMF") for the facility and the bulk paclitaxel product, the Active Pharmaceutical Ingredient (API). We are working to submit an ANDA for generic paclitaxel.

     We have continued and will continue to apply our expertise to research and develop other niche compounds. We have focused certain of our research and development efforts on the development of drugs from sources derived from
Chinese, Indian and other traditional medicinal plants in the anticancer, antifungal, antiviral (including anti-AIDS), anti-inflammatory, antiaging, antidiabetic, memory enhancing areas and compounds for the treatment of sickle-cell anemia. Some of these efforts are performed in collaboration with the National Cancer Institute ("NCI") and the National Institutes of Mental Health ("NIMH"). We have identified a number of plant extracts showing excellent in vitro biological activity against Helicobacter pylori (H. pylori), Vancomycin resistant Enterococcus faecalis(VREF) and Methicillin resistant Staphylococus aureus(MRSA).

     We have a subsidiary, Xechem (India) Pvt., Ltd., in New Delhi, India.

     We have a subsidiary, XetaPharm, Inc. ("XetaPharm"), to develop and market over-the-counter natural product health supplements such as GinkgoOnce(R), GarlicOnce(R), GinsengOnce(R), Gugulon(TM), VIDAPRAS(TM) and CoEnzyme Q-10. To date, XetaPharm has had only limited operations and sales. See "XetaPharm" below.

     We have signed a joint venture agreement with J & M Consultants, Ltd. a Hong Kong company, to establish Xechem Pharmaceutical China Ltd. Currently the joint venture is inactive. See Xechem China below.

------------------------------
     1 Some of the statements included in Item 1, Description of Business, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "anticipate, "believe" or "expect," indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

     Readers should carefully review the items included under the subsection Risks Affecting Forward Looking Statements and Stock Prices as they relate to forward looking statements as actual results could differ materially from those projected in the forward looking statement.

Product Discovery and Development Process
-----------------------------------------

     Our drug development process involves a multidisciplinary exchange among folklore healers, ethnobotanists, natural product scientists, pharmacologists, physicians and research pharmacists. Since our targeted plant material has, in certain instances, already been used for many years in humans, we believe that there is greater likelihood that a compound isolated from such material will work on humans and, correspondingly, that there is a decreased likelihood of toxicity. In addition, because traditional medicinal preparations are typically administered either orally or topically, they are more likely to yield pharmaceuticals that are also active orally or topically. These methods of administering a drug are product attributes viewed by the medical community as convenient and desirable.

     Our product  discovery and development  process  involves six major phases:
(i) folklore screening; (ii) ethnobotanical research; (iii) biological screening; (iv) fingerprinting and standardization of the actives; (v) isolation of active compounds; and (vi) product development.

     Folklore Screening. Our drug discovery process begins with fieldwork in collaboration with folklore healers who have been utilizing plant remedies used for generations by native people. Our scientists, as well as other scientists and non-scientists working with us, have participated directly in such fieldwork in India, working with local folklore healers to identify and obtain samples of plants used by such healers, and to understand the folklore applications and means of using such plants. In the People's Republic of China, this early fieldwork has mainly been performed by researchers at the institutions with which we collaborate, and which have made their results of this fieldwork available to us. See "Raw Material Supply" below.

     Ethnobotanical Research. We investigate candidate plant materials with the ethnobotanists and physicians who have conducted field expeditions in the People's Republic of China and India. The ethnobotanist records the specific plants and plant parts used medicinally, the form of use (dried, brewed, fresh), duration and method of treatment, location and abundance of the plant. We prioritize the plants by determining their anticancer, antiviral, anti-inflammatory, anti-infective, antiaging, antidiabetic, memory enhancing areas and compounds for the treatment of sickle-cell anemia. The field-derived information is also crosschecked through literature searches as to chemical constituents, previously discovered biological activity and other reported medicinal uses. In our multidisciplinary environment, the ethnobotanists continue to work with other scientists after the expedition phase in the later stages of drug discovery to assist in directing activity screens.

     Biological Screening. The plants selected after folklore screening and ethnobotanical research are then extracted. The extracts are screened for specific activities in vitro. The in vitro positive extracts are tested again to confirm the activities.

     Fingerprinting and Standardization. Those extracts, which show confirmed in vitro activities, are subjected to fingerprinting and standardization by High Performance Liquid Chromatography (HPLC) and Thin Layer Chromatography (TLC) for use as "PHYTOPHARMACEUTICALS".

     Isolation of Active Compounds. The active extracts are also subjected to bioassay-guided fractionation to isolate pure compounds. The isolated compounds are then further tested for biological activities to develop pharmaceuticals in studies meeting Western standards. We are currently screening extracts and pure compounds in the antifungal, anticancer, antiviral, anti-inflammatory, anti-infectives and memory enhancing areas. We conduct certain of its screening in collaboration with the NIH and industrial laboratories.

     Product Development. Once an extract or a pure compound has demonstrated promising activity, it is subjected to the same product regulatory requirements as potential drugs from other sources. These requirements include current Good Laboratory Practices ("cGLP"), Preclinical, Investigational New Drug ("IND"), Phase I, Phase II clinical trials (i.e. trials on patients), New Drug Application ("NDA") and Abbreviated New Drug Application ("ANDA") filings with FDA. Our product development team in consultation with regulatory, toxicology and other experts, as necessary, will design appropriate clinical studies. See "Government Regulation" below.

RECENT DEVELOPMENTS

New Patents
-----------

     The U.S. Patent & Trademark Office issued U.S. Patent No. 6,177,456 on January 23, 2001 containing broad claims to novel second-generation paclitaxel analogs developed by us. Preliminary studies show antineoplastic efficacy of the new, novel analogs against a wide array of cancer tumor cells. The claims cover the new paclitaxel analog, its pharmaceutical formulations comprising the compound, a method for administering such compound for treating both animal and human tumors, and a method for production of the compound. The new analog is produced by semisyntheses involving selective halogenation of paclitaxel's close analog cephalomannine, to produce monohaloisomers of cephalomannine.

     We received an Australian Patent # 724929 on January 25, 2001 for several dihalo analogs of paclitaxel.

     On September 4, 2001 we announced that we have received a Mexican patent for our novel and efficient proprietary technology to extract and purify paclitaxel from the Yew tree (Taxus brevifolia and other Taxus species). The claims cover the method of extraction and purification from raw biomass and more refined paclitaxel-containing sources. The method is simple, novel and provides a high yield of paclitaxel from renewable sources without destroying or endangering existing natural sources of paclitaxel, which has been a serious concern in the past.

     On September 25, 2001 we announced that we have received notice of issuance of New Zealand Patent No. 326527 for paclitaxel analogs, the preparation thereof and use as antitumor agents.

         The process to generate commercial revenue and profits from these patents and new discoveries may take several years, as we embark on regulatory approval and development projects.

New Discovery
-------------

     On February 14,2001 we announced that we have identified a number of medicinal plant extracts from Peoples Republic of China (PR China) and India showing excellent in vitro biological activity against Helicobacter pylori (H. pylori), Vancomycin resistant Enterococcus faecalis(VREF) and Methicillin resistant Staphylococus aureus(MRSA)..

     Helicobactor pylori has recently been found to be a primary cause of gastro-intestinal ulcers in humans. Routinely, a doctor's treatment for this condition may comprise using a triple drug therapy of amoxicillin, clarithromycin and Prilosec(R) just to name a few of the prescribed combinations available. One draw back to this present-day treatment is the fact that many people are allergic to the antibiotic amoxicillin, resulting in a need for an alternative therapy. Also, amoxicillin and clarithromycin may remove beneficial bacteria from the gastro-intestinal tract. The plant extracts isolated by Xechem's scientists are natural products that have the potential to be a preferred medication in this important area of ulcer treatment.

     Similarly, certain bacteria are becoming resistant to antibiotics such as vancomycin and methicillin. Therefore many of the major pharmaceutical companies are looking for products/compounds active against these resistant bacteria. Xechem's plant extracts have shown excellent in-vitro results and current animal toxicity studies are progressing.

Xechem China
------------

     On  April  4,  2000,  we  signed  a  joint  venture  agreement  with  J & M
Consultants, Ltd. ("J & M") to establish Xechem Pharmaceutical China Ltd. (Xechem China) with offices in Hong Kong and Beijing, People's Republic of

China. Xechem China is owned 45% by us and 55% by J & M Consultants, Ltd. The purpose of establishing Xechem China is to carry on the business of manufacturing, marketing and distributing pharmaceutical and nutraceutical products in China. Xechem China will also carry out research, development, clinical studies and production of new drugs based on our technology related to traditional Chinese medicine and other disciplines, provide consulting services for drug development and set up a certified laboratory in the People's Republic of China to screen, establish Quality Control and Quality Assurance laboratories and certify pharmaceutical products for the public.

     In the first phase, Xechem China was to commence the (i) pre-clinical and clinical studies of a new paclitaxel formulation for ovarian and breast cancers,
(ii) toxicological studies on two of Xechem's second generation patented paclitaxel analogs and (iii) registration of Xechem/XetaPharm's nutritional products (GinkgoOnce(R), GarlicOnce(R), GinsengOnce(R), Gugulon(TM), Co-Enzyme Q-10 and VIDAPRAS(TM)). Further capital commitments will be required of J&M or other partners in the development agreements, in order to meet their business plans.

     In an exclusive License Agreement with Xechem China, we will allow the use of our patents, trademarks and technical information to manufacture, market and sell the products in the Territories of the People's Republic of China, Hong Kong, Macao, Taiwan (The Republic of China), Mongolia, Korea, Singapore, Malaysia, Indonesia, the Republic of the Philippines, Thailand, Vietnam, Brunei, Cambodia, Myanmar, and such other countries or regions which may be agreed between the parties. A non-exclusive license is granted in Japan. J & M had committed a sum of $1,218,000 and management services to Xechem China. Xechem China had agreed to fund Xechem up to $240,000 as an interest free loan in monthly installments of $20,000 over 24 months. As of December 31, 2000 we have received $140,000, no new funds were received in 2001.

     During the second quarter of 2001 Xechem Pharmaceutical China Ltd. temporarily ceased active operations, due to Xechem-China's president and C.E.O. having to devote his full attention to his other holdings. We feel this is a temporary situation and will not hinder our present or future involvements in the Asian Market. Xechem and our subsidiaries are still actively pursuing other relationships.

     On March 23, 2001 Xechem announced that we have signed a cooperation agreement with Shanghai Fudan Taxusal New Technology Co., Ltd. located within the Science and Technology Industry Park of Shanghai Universities. This agreement's objective is the co-development of new paclitaxel soluble analogs and other natural products isolated from Chinese traditional medicines.

Sale of Net Operating Loses (NOLs)
----------------------------------

     As of December 31, 2001 we have received approval from the New Jersey Economic Development Authority ("NJEDA") to sell approximately $519,000 of $766,000 of tax benefits generated from NOL's. Under the terms of this NJEDA program, the proceeds of the sale had to be used for the purchase of fixed assets, working capital and any other expenses determined by the NJEDA to be in conformity with the New Jersey Emerging Technology and Biotechnology Financial Assistance Act. During 2001 and 2000, Xechem and our subsidiaries transferred New Jersey tax benefits of $519,000 and $300,000 in exchange for $452,000, (which was received in January of 2002) and $249,000 (which was received in December of 2000) respectively, pursuant to the New Jersey State Tax Credit Transfer program.

PACLITAXEL AND OTHER ANTICANCER AGENTS

Paclitaxel
----------

     Paclitaxel was developed through a program sponsored by the National Cancer Institute ("NCI") in which over 35,000 plant species were tested for anticancer activity. One of the plant extracts (the bark of Taxus brevifolia, commonly known as Western Yew) led to the isolation and discovery of paclitaxel.
Paclitaxel has a unique anticancer action, which blocks the replication of cancer cells. Bristol-Myers' formulation of paclitaxel (marketed under the trade name "TAXOL(R)") was first approved in the United States, Canada, and other countries for use against refractory ovarian and breast cancers in patients who had failed to respond to initial chemotherapy. Subsequently, it has been approved for small cell lung cancer and AIDS related Kaposi sarcoma. Paclitaxel has also been shown to be effective against skin cancer and colon cancer.

     An established market exists for paclitaxel that we believe currently exceeds $1.5 billion per year. Additionally, as clinical experience grows, paclitaxel is expected to be approved for use in several other cancers.
Paclitaxel is also used in combination with other chemotherapy and as a sensitizer to radiation therapy. We believe that significant market expansion can be expected in the near future as a number of competitors produce or are developing processes to produce paclitaxel.

     We have developed our own process and isolated limited quantities (less than one kilogram) of greater than 97% pure paclitaxel that we intend to utilize in our efforts to obtain regulatory approval in the United States and equivalent regulatory approval in foreign jurisdictions for the sale of the compound In connection with our development of paclitaxel, Bristol-Myers was granted such a period of marketing exclusivity, under the Waxman-Hatch Amendment to the Food, Drug and Cosmetic Act of 1984 which has expired We intend to submit an ANDA in the United States for paclitaxel before the end of year 2003. We estimate, but can provide no assurances, that FDA approval of an ANDA for paclitaxel will take six to twenty-four months. At such time as we have such data, we intend to apply for regulatory approval to market paclitaxel in certain foreign countries. In addition, although there can be no assurances, we are considering the possibility of selling paclitaxel as "bulk raw material," processed to 97% or greater purity, but not formulated and packaged into single dosage sizes. Such sales, however, are not expected to be significant. Management believes that obtaining regulatory approval to market and distribute paclitaxel in such foreign markets will require a significantly shorter period of time than would be required in the United States, but can offer no assurance thereof. See "Government Regulation."

     In cooperation with researchers at the University of Texas MD Anderson Cancer Center ("MD Anderson"), we have developed a new formulation of paclitaxel, which does not contain Cremophor(TM) and ethanol, ingredients used in the currently approved generic formulation. We believe it may ultimately have significant commercial potential. In the second quarter of 1997, we obtained an exclusive license from MD Anderson and the Trustees of the University of Texas (the "UT Board") for the rights to such formulation. Under the license, we have the exclusive, worldwide rights to MD Anderson's and the UT Board's patent and other rights, except for certain rights of the US government and the rights of MD Anderson and the UT Board to use such rights for educational purposes. We may lose the rights to such technology in countries in which it does not commence activities within five years from the date of the license. Under the license agreement, we would pay MD Anderson certain milestone and similar payments, as well as a royalty of 4% of our sales of the new formulation use of paclitaxel. We would also pay to MD Anderson a percentage of amounts received by us from sublicenses, if any. We are presently engaged in litigation with MD Anderson and the Trustees of the University of Texas in connection with this agreement. See
Item 3 Legal Proceedings

     In August 1998 we signed a strategic agreement with Nordic Drugs AB for the marketing and distribution of paclitaxel in Denmark, Sweden, Finland, Norway and Iceland. Nordic Drugs AB is a well-known marketer of pharmaceuticals with a strong position in the oncology area. The headquarters of Nordic Drug AB is located in Malm, Sweden.

     The marketing and distribution agreement calls for Nordic Drugs to submit the necessary application for obtaining regulatory approval of our paclitaxel product, as well as its new patented paclitaxel analogs and its new patented stable non-toxic formulation for paclitaxel developed in conjunction with the M.
D. Anderson Cancer Center.

     Nordic Drugs will have exclusive marketing and distribution rights in its territory for a term of ten years. As of filing date no new developments have occurred.

     We have obtained notice of regulatory approval to import and sell generic Chinese paclitaxel, under the name MEDAXOL(TM), in India. We received notice and authorization from the Indian Government on July 20, 2001. As of the December 31, 2001 there has been no sales generated from MEDAXOL(TM).

MANUFACTURING

     We conduct pilot-scale manufacturing of our potential products (other than nutraceuticals) under current Good Manufacturing Practices ("cGMP"). Management believes that its in-house pilot plant facility has adequate capacity to manufacture a limited quantity of bulk drugs for sale. We have temporarily stopped its in-house manufacturing of bulk paclitaxel due to Bristol-Myers exclusivity to market paclitaxel, now since expired. We intend to resume manufacturing in the near future. We have submitted a Drug Master File (DMF) for the facility and for the manufacture of bulk paclitaxel with the FDA. Such certification is a necessary precondition to production of paclitaxel and other pharmaceutical products for sale in the United States market. See "Paclitaxel and Other Anticancer Agents" above.

     We are seeking other collaborative partners for certain of our proposed products if and when such products are ready for marketing for wide clinical use. To the extent that collaborative partners do not perform manufacturing, we intend to lease commercial-scale manufacturing facilities or utilize third party facilities as the needs arise and financing therefor is available. There can be no assurance that such facilities will be available on commercially acceptable terms, that such facilities will be adequate for our long-term needs or that financing for such facilities will be available on terms satisfactory to us, if at all.

PATENTS AND PROPRIETARY TECHNOLOGY

     Our policy is to seek patent protection aggressively and enforce all of its intellectual property rights. Dr. Pandey was issued a patent in 1992 for purifying Dermostatin A and B, the rights to which have been assigned to us. A second patent, related to the method for separating and purifying antifungal polyene macrolide antibiotics, was granted to Dr. Pandey in 1993 and assigned by Dr. Pandey to us. We have received two patents from the U.S. Patent and Trademark Office for the HEXOID(TM) plate. We has also received seven U.S. patents on paclitaxel and its analogs from the U.S. Patent and Trademark Office from 1997 till December 2001 and seven international patents from July 1999 till December 2001. Patent applications for numerous counterparts are pending in the areas of paclitaxel isolation and purification, paclitaxel analogs and plant tissue culture (which also will be assigned to us).

     No assurance can be given that any patent held by, issued to, or licensed by, we will provide protection that has commercial significance. Furthermore, no assurance can be given that our patents, if issued, will afford protection against competitors with similar compounds or technologies, that others will not obtain patents which make claims similar to those covered by our patent applications, or that the patents of others will not have an adverse effect on the ability of Xechem to conduct its business.

                              UNITED STATES PATENTS
                              ---------------------

-------------------------------------------------------------------------------------
     U.S. PATENT                         TITLE OF PATENT                      DATE OF
        NUMBER                                                                 ISSUE
-------------------------------------------------------------------------------------
1.   5,159,002       "Method for Purifying Dermostatin A and B"                1992
-------------------------------------------------------------------------------------
2.   5,210,226       "Method for Separating Purifying Polyene Macrolide        1993
                     Antibiotics"
-------------------------------------------------------------------------------------
3.   5,654,448       "Isolation and Purification of Paclitaxel from Organic    1997
                     Matter containing Paclitaxel, Cephalomannine and Other
                     Related Taxanes"
-------------------------------------------------------------------------------------
4.   5,840,748       "Dihalocephalomannine and Methods of Use Therefor"        1998
-------------------------------------------------------------------------------------
5.   5,854,278       "Preparation of Chlorinated Paclitaxel Analogues and      1998
                     Their Use Thereof as Antitumor Agents"
-------------------------------------------------------------------------------------
6.   5,807,888       "Preparation of Brominated Paclitaxel Analogues and       1998
                     Their Use as Effective Antitumor Agents"
-------------------------------------------------------------------------------------
7.   5,840,930       "Method for Production of 2",3" Dihalocephalomannine"     1998
-------------------------------------------------------------------------------------
8.   5,817,510       "Device and Method for Evaluating Microorganisms"         1998
-------------------------------------------------------------------------------------
9.   Des. 411,308    "Covered, Multi-Well Assay Plate"                         1999
-------------------------------------------------------------------------------------
10.  6,177,456       "Monohalocephalomannines having Anticancer and            2001
                     Antileukemic Activity and Method
                     Preparation Therefor"
-------------------------------------------------------------------------------------

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

5. Pandey, R.C., L.K. Yankov, R. Nair and A. Poulev, "Paclitaxel Analogs, Preparation and Use as Antitumor Agents", Australian Letter Patent #724929, January 25, 2001.

6. Pandey, R.C., L.K. Yankov, R. Nair and A. Poulev, "Paclitaxel Analogs, Preparation and Use as Antitumor Agents", Mexican Patent, September 4, 2001.

7. Pandey, R.C., L.K. Yankov, R. Nair and A. Poulev, "Paclitaxel Analogs, Preparation and Use as Antitumor Agents" New Zealand Letter Patent # 326527, September 25, 2001.

--------------------------------------------------------------------------------

     No assurance can be given that any current or future patents will provide us with competitive advantages for our products, or that they will not be successfully challenged or circumvented by our competitors. We believe we have conducted an exhaustive patent search, there can be no assurance that patents do not exist or could not be filed which would have an adverse effect on our ability to market our products. If other companies were to successfully bring legal actions against us claiming patent or other intellectual property right infringements, in addition to any potential liability for damages, we could be required to obtain a license to continue to use the affected process or to manufacture or use the affected product or may be required to cease using such products or processes. There can be no assurance that we would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, or at all. There could be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in such litigation, it could consume a substantial portion of our financial and human resources, regardless of the outcome of such litigation.

     Our licensing agreement with the MD Anderson Cancer Center and the Trustees of the University of Texas requires us to expend significant sums to maintain its exclusivity under such agreement, as well as to prosecute patent infringers at its cost and expense. There can be no assurance that we will have the funds sufficient to continue its rights under this agreement or to commercialize the licensed technology. MD Anderson Cancer Center issued a letter to us claiming a breach of contract. We oppose this claim and subsequently filed for a declaratory judgement against MD Anderson Cancer Center and the Trustees of the University of Texas. See Item 3 Legal Proceedings

     We also rely on trade secrets and proprietary know-how, which it seeks to protect, in part, by confidentiality agreements with our employees, consultants and others. There can be no assurance that these agreements will not be breached that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or independently developed by competitors.

RESEARCH FOR PROPRIETARY DRUGS AND TECHNOLOGY DEVELOPMENT

Paclitaxel Analogs
------------------

     During the isolation and purification of paclitaxel, we have isolated and purified at least nine analogs of paclitaxel, which were first tested in vitro in collaboration with the NCI. Preliminary animal studies have shown that these analogs may have significant advantage over TAXOL(R) or TAXOTERE(R) in the treatment of certain cancers. We have been awarded seven United States patents and seven international patents with numerous international patents pending in this area.

Niche Anticancer Drugs
----------------------

     In addition to paclitaxel, we are developing technologies for production and formulation of other niche generic anticancer drugs whose patents have either expired or will expire. In some instances, the bulk raw material for such products will require independent strain development from cultures and scale up, such as in the case of bleomycin. Our ability to develop such additional products will be dependent, at least in part, upon our ability to set aside sufficient funds to commence these sometimes lengthy projects. Due to both the niche market size and the difficulty in isolating and replicating these compounds, we believe that there will be limited future competition in these markets.

     Approval of the FDA will be required before we may market any niche generic drugs through submission of an ANDA in the United States. Opportunities may exist to market such drugs abroad, subject to less stringent requirements in certain instances.

Products from Traditional Medicinal Plants and Marine Sources:
--------------------------------------------------------------

     In addition to its efforts to develop generic equivalents to compounds, which no longer enjoy patent protection, we have developed an efficient drug discovery program for the discovery, development and commercialization of new classes of pharmaceuticals. Towards this goal, we are seeking to develop proprietary drugs from extracts of medicinal plants and marine sources, as well as diagnostic tests for determination of the presence of certain biochemical compounds and/or diseases.

     Though the pharmaceutical industry's emphasis has shifted from plant-based drug discovery to the increased screening through combinatorial chemistry, synthetic compounds and the modification of existing compounds for the generation of analogs and the utilization of biotechnology tools and techniques, we believe our approach of screening folk lore medicinal plants and modification through semisyntheses have better chances of success in developing new drugs.

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

     Our particular focus is the development of therapeutic agents based on traditional plant medicines, especially the folklore of India and the People's Republic of China. Over the past few decades, research in these countries has developed a number of drugs from such plants. However, only a few of these drugs have been introduced into Western medicine. We believe it has an opportunity to use its expertise and knowledge of these agents, as well as sourcing of natural compounds, to develop pharmaceuticals that can be successfully introduced in the United States and other developed countries.

     Through a detailed investigation of traditional Chinese medicinal plants and herbs, Indian Ayurvedic medicines and Western pharmacological literature, we have selected over 2,000 natural products, extracts, semi-synthetic and synthetic compounds for further research and development in the areas of anticancer, antiviral (including AIDS) and anti-inflammatory, anti-infective, cholesterol-lowering, and anti-aging/anti-senescence agents.

     All of these extracts and pure compounds are undergoing early stages of laboratory screening for activity against cancer, AIDS, infections, or other conditions. Those compounds, which demonstrate significant activity will be further tested in animal studies. We will select those compounds which show greatest promise for further investigation and commence the process of submitting applications to the FDA, conducting human clinical trials, and obtaining final FDA approval. Historically in the United States, seven to ten years are needed to advance a new pharmaceutical from the laboratory to marketing. See "Government Regulation" below.

NCI Grant: Products from Deep Sea Marine Organisms
--------------------------------------------------

     We have entered into an agreement with the Fisheries and Aquaculture Technology Extension Center ("FATEC"), Cook College - Rutgers University wherein FATEC transfers biological materials to us for screening and isolation of compounds that may have antiviral, antimicrobial, anti-HIV and immunomodulatory activities. Antimicrobial screening assays have been developed and implemented by us for use with the organisms transferred by FATEC. Extracts of a number of organisms transferred by FATEC were biologically active against Streptococcus infections.

     In August 1999 we were awarded a Small Business Innovative Research (SBIR) Phase I grant of $87,084 from the National Cancer Institute (NCI) with Dr. Ramesh Pandey, the principal investigator, to study Bioactive Natural Products from Marine Extremophiles. This research was done in conjunction with Rutgers University. The grant was later increased by $10,834 and extended to August 2001. All funds were received in 2000 and the grant was completed in full during 2001.

     We are actively pursuing other government grants and will continue to do so in the near and distant future.

OTHER NICHE GENERIC DRUGS

     In addition to anticancer drugs, we are seeking to develop compounds for generic antifungal, anti-AIDS and cardiovascular drugs which enjoy significant market demand but are no longer subject to patent protection, to obtain ANDA approval of such drugs and to market such drugs independently or through joint ventures with other pharmaceutical firms. Management believes this will afford us the ability to develop one or more products in the marketplace on a faster basis than through the development of new drugs, with the concomitant regulatory hurdles.

TECHNICAL AND CONSULTING SERVICES

     In addition to its research, development and production activities, we, to a limited extent, provide technical and consulting services to pharmaceutical and chemical product companies, as well as to companies in the food, cosmetic and household product industries. Our microbiologists can perform tests such as potency assays for antibiotics and vitamins, microbial counts for pharmaceuticals, water, cosmetics and toiletries, and mutagenic studies of pharmaceuticals. Our chemists can provide tests such as infrared ("IR"), ultraviolet ("UV-VIS") and gas chromatography ("GC") analysis of pharmaceuticals, chemical analysis of vitamins, and High Performance Liquid Chromatography ("HPLC") analysis of pharmaceuticals and cosmetics. Many of these tests are standardized tests required to obtain approval of products by FDA or the U.S. Environmental Protection Agency ("EPA").

     We also consult with and assist clients in their development and improvement of pharmaceuticals. We assist clients in developing and validating methods and protocols for researching and producing pharmaceuticals and other products. Technical and consulting services are not our principal focus and are not expected to have a material impact on our operations.

     Although we stress quality control in our technical and consulting services, we may face professional liability as a result of this service work. We do not maintain, and do not currently intend to obtain, insurance against such liabilities.

XETAPHARM(TM)

     We established XetaPharm(TM) in 1996 to bridge the gap between pharmaceuticals and nutraceuticals. XetaPharm's principal business objective is to develop "quality controlled" nutraceutical products for the consumer market. Based on meetings between the National Center for Complimentary and Alternative Medicine ("NCCAM"), National Institutes of Health ("NIH"), and the FDA, which were attended by our scientists, we determined that our technological strength and agreements with Chinese and Indian institutions could assure the introduction of standardized quality controlled nutraceutical products. We have obtained "Gold Leaf(R)" as our Trademark for these products.

     XetaPharm has developed a limited number of over-the-counter natural products (not requiring FDA approval) for sale through direct consumer sales, health food outlets and distribution companies. We have selected several products to be manufactured by contract manufacturers under XetaPharm trademarks. The emphasis of the products has been the natural health benefits. Initial marketing efforts commenced in the second quarter of 1996. XetaPharm has six products, to date: GarlicOnce(R); GinkgoOnce(R); GinsengOnce(R); Gugulon(TM); Co-Enzyme-Q10 and VIDAPRAS(TM). We have designed a time-release component for the first three of these products, reducing the number of pills that must be taken. There can be no assurances as to the level of success for this program. XetaPharm's marketing efforts and sales have been limited, due to the financial constraints of Xechem. We are evaluating our long-term commitment, which includes continued investment in sales and marketing, limited investment to product development for other companies or divestiture of XetaPharm.

     In December of 2001, we fully reserved the value of our finished goods inventory of Xetapharm due to slow movement and limited sales. This will in no way stop our efforts to market nutraceuticals in the future.

     XetaPharm's interactive E-commerce based web site (xetapharm.com) is available for purchases and information for XetaPharm's entire product line.

MANUFACTURING OF NUTRACEUTICALS

     A contract manufacturer currently produces XetaPharm products to our specifications until our marketing efforts through brokers, Internet and foreign sales show sufficient demand to warrant in-house manufacturing. We will analyze possible alternatives.

MARKETING

     Our initial potential pharmaceutical products are targeted at the anticancer, antiviral, and antifungal markets. We are seeking corporate alliances with large pharmaceutical companies for some of these programs in order to take advantage of such companies' abilities to reach broad-based markets. There can be no assurance that we will be able to enter into such collaborative agreements. If we decide to conduct any direct marketing of its potential products, there can be no assurance that we will be successful in establishing a successful in-house marketing and sales force or that sufficient financing will be available to develop its marketing and sales capabilities.

     XetaPharm sells its nutraceutical product line through health food stores, pharmacies and through the Internet. The marketing of these products is anticipated to occur through print, radio and television advertising and trade publications. XetaPharm has limited in-house marketing and sales force at this time and is seeking to establish alliances with more distributors, as well as marketing firms, to promote its product line. We may in the future co-market these products with established marketing organizations and/or provide some of these products on a private label basis. We have also established sales through the worldwide web and E-commerce through the web site WWW.XETAPHARM.COM.

TRADEMARKS

     We have registered and maintain trademark rights to Xechem(R) and have applied for registration of HEXOID(TM). We had planned to market paclitaxel under the trademark PAXETOL(TM). Registration of PAXETOL(TM) in United States and Canada was opposed by Smithkline Beecham P.L.C. ("SKB") based on SKB's registered PAXIL(R) mark for use with a dissimilar product. In order to avoid this conflict, we will select a new name for the United States and Canada, but will retain the trademark PAXETOL(TM) for other countries. We may seek to register other existing or future trademarks. We are not aware of any competitive uses of trademarks similar to our existing trademarks, other than as claimed by SKB, which may interfere with our use of its trademarks.

     XetaPharm maintains trademark rights to GarlicOnce(R), GinsengOnce(R), GinkgoOnce(R) and Gold Leaf(R), for which federal registration has been granted. The trademarks for Gugulon(TM) and VIDA PRAS(TM) are pending at this time. XetaPharm may adopt other trademarks for use with its potential products.

RAW MATERIAL SUPPLY

     Initially, we obtained the raw material for paclitaxel from domestic sources. In September 1994, we entered into a three-year agreement with Guizhou Fanya Pharmaceutical Co. Ltd. ("Guizhou") for Guizhou to supply to us partially processed raw material for paclitaxel. Pursuant to that Agreement, we purchased
2.5 kilograms of at least 50% crude paclitaxel (i.e., paclitaxel already extracted from the bark) from Guizhou during 1995 and 2.5 kilograms in 1996. Our obligation was to purchase a minimum of four kilograms in the year 1996 and four kilograms in the year 1997. Due to its financial condition, and the extension of Bristol-Myers Squibb's exclusivity of the sale of TAXOL(R) in the US market, we were unable to make the minimum purchases.

     Should the agreement with Guizhou be terminated or not extended, we may not be able to purchase sufficient quantities of paclitaxel pursuant to the Guizhou agreement to meet our current needs. If we determine to produce paclitaxel in larger quantities than presently planned, we have located additional suppliers in China and one supplier in India for the crude paclitaxel material or its precursor. We currently import the plant materials for its products under development primarily from the People's Republic of China and India. A continued source of plant supply from the People's Republic of China and India, as well as a supply of the raw material for paclitaxel, is subject to the risks inherent in international trade. Those risks include unexpected changes in regulatory requirements, exchange rates, tariffs and barriers, difficulties in coordinating and managing other foreign operations, potentially adverse tax consequences and possible problems associated with DMF data. There can be no assurance of a continual source of supply of these materials. Interruptions in supply or material increases in the cost of supply could have a materially adverse effect on our financial condition and results of operations.

     As paclitaxel is derived from the extraction and purification of raw materials (bark, needles etc.), the manufacture of paclitaxel is contingent upon the availability of the raw material. There are limited sources of paclitaxel raw material worldwide, and certain of such sources are under contract with Bristol-Myers and other competitors. In addition, the gathering season for paclitaxel in certain regions (e.g., the Pacific Northwest) is limited to certain times of the year, and harvesting must be arranged in advance. While management believes we will be able to obtain our required quantities of paclitaxel in the foreseeable future at reasonable prices, there can be no assurances that its current source of supply or others will be able to supply the same.

     We have entered into agreements with two Chinese institutions for the supply of plant extracts and synthetic compounds. We spent $150,000 for extracts and compounds under these agreements over the past five-years. Some of the compounds from these investigations are in pre-clinical development. In addition, we will likely have to pay royalties to these institutions if the markets develop for any products based on these materials.

     Dr. Pandey and his brothers incorporated a corporation in India ("Xechem India") that seeks to obtain contracts for dependable supplies of plants and other raw materials from India. Based on its discussions with Indian sources for such materials, we believe that an Indian corporation will be able to obtain such contracts on significantly better terms than would a United States-based corporation. Xechem India may also conduct certain research, manufacturing, and marketing activities in India. Dr. Pandey has transferred his interest in Xechem India to us in exchange for our reimbursement to him of the organizational expenses (approximately $5,000). Currently we own substantially all of Xechem India. We have not invested significant additional amounts in Xechem India. It is anticipated that Xechem India will seek financing from Indian sources, including, in particular, individuals or organizations, who will be active in Xechem India's business, which may dilute our interest in Xechem India. Dr. Pandey's family has invested additional funds in Xechem India. It is anticipated that Xechem India will make available to us the materials Xechem India obtains. We have adopted a policy that all transactions with affiliates shall be on terms no less favorable to us than could be obtained from an unaffiliated party and must be approved by a majority of our independent directors. Such policy specifically applies to any transaction between Xechem India and us if and so long as Dr. Pandey or any of the members of his immediate family own 10% or more of the capital stock of Xechem India. However, if we do not control Xechem India, there can be no assurance that Xechem India will make such materials available to us, or that it will not make such materials available to competitors of Xechem. In addition, if we do not control Xechem India, there can be no assurance that Xechem India's research, development, manufacturing, and other activities will be of benefit to, or would not be competitive with, us. The results of operations of Xechem India have not been significant to date.

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

     Most competitors, one of whom currently dominates the paclitaxel market (Bristol-Myers), have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources, and experience than we do. In addition, these companies have vastly greater resources for the production and distribution of pharmaceuticals following development and regulatory approval. These companies may represent significant long-term competition for us. Our competitors may succeed in developing products that are more effective or less costly than any that may be developed by us, or that gain regulatory approval prior to our products. Bristol-Myers is already marketing paclitaxel commercially in the United States, Canada and certain other countries for treating ovarian, breast, small cell lung cancers and AIDS related Kaposi Sarcoma. In addition, other companies have competitive products that are in more advanced stages of clinical testing than our paclitaxel or our second-generation paclitaxel. We also expect that the number of market entrants, and thus the number of our competitors and potential competitors, will increase as more paclitaxel products receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these entrants may be more successful than us in manufacturing, marketing and distributing our products. In addition, we understand that: (i) in October and December 1993, Napro Biotherapeutics, Inc. ("Napro") filed a confidential DMF containing certain of Napro's proprietary manufacturing processes with the FDA and the Australian Therapeutic Goods Administration (the "TGA"), Australia's equivalent of the FDA, relating to Napro's manufacture of paclitaxel, and that Napro has been selling certain quantities of paclitaxel in Australia; and (ii) Rhone Poulenc has developed a paclitaxel analogue trademarked as "TAXOTERE(TM)," which has similar but different properties to paclitaxel, which has been sold in Europe, and in 1996 received approval to sell TAXOTERE(TM) in the United States. To our knowledge, a number of other pharmaceutical firms are poised to introduce paclitaxel for sale in the United States since Bristol -Myers's exclusivity for TAXOL(R) has lapsed.

     There can be no assurance that developments by other pharmaceutical companies will not render our products or technologies obsolete or noncompetitive or that we will be able to keep pace with technological developments of its competitors. We believe that some of our competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by us. These competing products may be more effective and less costly than the products developed by us. We have established some collaboration to investigate its second-generation paclitaxel analogs, which are at a very preliminary stage.

Nutraceuticals
--------------

     The health supplements and nutritional product industries in which XetaPharm operates are extremely competitive, both internationally and in the United States. XetaPharm faces substantial competition to each of its products. Competitive factors include quality, price, style, name recognition and service. As a new entrant in these markets, XetaPharm has not established name recognition and its competitive position cannot be determined. XetaPharm will primarily compete with health-aid companies, specialty retailers, mass merchandisers, chain drug stores, health food stores and supermarkets. Many of such companies have trademarked products known worldwide. XetaPharm will also compete with companies, which manufacture and distribute non-branded (generic) products. Many competitors have substantially greater financial, distribution, marketing and other resources than XetaPharm and hav achieved significant name recognition and goodwill for their brand names. There can be no assurance that XetaPharm will be able to successfully compete with these companies when marketing its products.

GOVERNMENT REGULATION

     The research, development, manufacture, and marketing of our potential products are subject to substantial regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of our potential products. Historically in the United States, it takes seven to ten years to advance a new pharmaceutical from the laboratory to the time when it can be marketed.

     Prior to marketing any pharmaceutical product for other than research purposes, we must prepare and submit a Drug Master File ("DMF") to the FDA to obtain overall approval of the facility as a manufacturer of pharmaceuticals and a DMF for the process of manufacturing such products. Thereafter, before any of our potential new pharmaceutical products may be marketed in the United States the following is involved: (i) preclinical testing including stability studies and animal tests; (ii) submission of an Investigational New Drug ("IND") application which must become effective before clinical trials may begin; (iii) well-controlled human clinical trials to establish the safety and efficacy of the proposed drug in its intended application; and (iv) FDA approval of a New Drug Application ("NDA"). If the drug or compound utilized in the product has been previously approved for use in another dosage form, the approval process is similar, except that certain preclinical toxicity tests normally required for the IND may be avoided through the use of an ANDA.

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

     The results of product development, preclinical studies, and clinical studies are submitted to the FDA as part of a NDA for approval of the marketing and commercial shipment of the product. The FDA may deny a NDA if applicable regulatory criteria are not satisfied, or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Once issued, a product approval may be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products, which have been commercialized, and it has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

     Under the Waxman-Hatch Amendment to the Food, Drug and Cosmetic Act of 1984, a five-year period of marketing exclusivity is granted to any firm which develops and obtains FDA approval of a non-patentable new molecular entity, to compensate the firm for development efforts on such non-patentable molecular entities. In connection with its development of paclitaxel, Bristol-Myers was granted a period of marketing exclusivity, which was to expire on December 29, 1997, but was extended for four years. Management believes some, but not all foreign countries have given Bristol- Myers exclusive rights to market the compound. We intend to submit an ANDA for paclitaxel before the end of year 2003. We estimate, but can provide no assurances, that FDA approval of an ANDA for paclitaxel will take six to twenty-four months. At such time as we have such data, we intend to apply for regulatory approval to market paclitaxel in certain foreign countries. Management believes that obtaining regulatory approval to market and distribute paclitaxel in certain foreign markets will require a significantly shorter period of time than would be required in the United States, but can offer no assurance thereof.

     Each drug product manufacturing establishment that supplies drugs to the U.S. market must be registered with, and approved by, the FDA prior to commencing production, and is subject to biennial inspections by the FDA for cGMP compliance after a NDA or an ANDA has been approved. In addition, drug product manufacturing establishments must meet applicable state and local standards.

     In nutraceuticals, the processing, formulation, packaging, labeling and advertising of XetaPharm's products will be subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission, and the Consumer Product Safety Commission, among others. The Hatch-Harkin Dietary Supplement Health and Education Act of 1994 and will also regulate these activities by various agencies of the states and localities in which our products will be sold. We intend to, and believe that we will be able to, comply with these laws and regulations in all material respects.

ENVIRONMENTAL REGULATION

     In connection with our research, development and manufacturing activities, we are subject to federal, state, and local laws, rules, regulations, and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling, and disposal of certain materials and wastes. Although we believe that we have complied with these laws and regulations in all material respects and we have not been required to take any action to correct any noncompliance, there can be no assurance that we will not be required to incur significant costs to comply with health and safety regulations in the future. Our research and development involves the controlled use of hazardous materials, chemicals, and microorganisms. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulation, the risk of accidental contamination or injury from these materials cannot be completely eliminated. This risk is less when handling anticancer compounds. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed the resources of Xechem.

EMPLOYEES

     As of December 31, 2001, we have seventeen employees, four of which are part-time. Of these employees, eight are dedicated to research, development, manufacturing and regulatory compliance. Eight of our employees hold doctorate degrees. None of our employees are covered by a collective bargaining agreement. We believe all relations with our employees are satisfactory.

SCIENTIFIC ADVISORY BOARD

     We have established the Scientific Advisory Board ("SAB"), which consists of scientists, researchers, and clinicians with recognized expertise in our areas of research. Certain members of the SAB are asked from time to time to review our research programs, advise with respect to technical or clinical matters, and recommend personnel. We initially granted options in May 1994 to the members of the SAB to purchase an aggregate of 63,000 shares of Common Stock at an exercise price of $.01 per share, and shares of Common Stock were granted to certain advisors in compensation for their help and contribution to us. In addition, SAB members will be entitled to reimbursement for out-of-pocket costs incurred by them in performing their advisory activities. The following are the members of the SAB:

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

     BRIAN ARENARE, M.D., is currently a physician at NASA's Johnson Space Center in Houston, Texas, providing clinical and medical research support to the nation's space program. He holds a M.D. degree from Yale University, an M.B.A. from Columbia University, and an M.P.H from the University of Texas. Beginning with The Wilkerson Group in 1992, Dr. Arenare has been strategy consultant and advisor to the pharmaceutical and medical product industries for the past decade. He has also held a number of clinical and academic appointments, including attending physician at Beth Israel Medical Center and Lenox Hill Hospital in New York. He currently is clinical assistant professor at the University of Texas Medical Branch. Dr. Arenare was a director of the Company from 1994 to 1997.

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

     PROF. GEOFFREY A. CORDELL, PH.D., is a Professor and former administrator at The College of Pharmacy, University of Illinois at Chicago. He has lectured throughout the world on the isolation of biologically active natural products and on the future of drug discovery from plants. He has published over 480 scientific papers and reviews and has received a number of fellowships and awards. He received his Ph.D.from the University of Manchester in 1970.

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

     PROF. SUN HAN-DONG, PH.D., is a professor of Natural Product Chemistry at the Kunming Institute of Botany, the Academy of Sciences of China. He was previously the Director of the Kunming Institute of Botany. Dr. Sun Han-Dong is known for his academic achievements on ent-kauranoids, taxoids, cumarins, and phenolic constituents . He has published over 350 papers and received nineteen awards in the People's Republic of China for his research achievements, including the Second and Third Award of Science and Technology from the Academy of Sciences of China and Yunnan Province and the First Award of Science and Technology of Kunming City.

     ALLEN I. LASKIN, PH.D., is President of Laskin/Lawrence Associates. He has previously served as the Vice President of Research and Development and Chief Scientific Officer of Ethigen Corporation, President of Matrix Research Laboratories and Head of bioscience Research at Exxon Research and engineering Company. Among his honors, Dr. Laskin has received the Charles Thom Research Award, presented by the Society for Industrial Microbiology. His work in microbial transformations led to two dozen patents and numerous publications while working at the Squibb Institute for Medical Research and Exxon. Dr. Laskin is the Senior Editor of The Journal of Industrial Microbiology and Co-Editor of Advances in Applied Microbiology. Dr. Laskin received his Ph.D. from the University of Texas in 1956.

     PROF. ZHANG LI-HE, PH.D., is Professor and Director of National Key Laboratory of Natural and Biomimetic Drugs, School of Pharmaceutical Sciences at Peking University of the People's Republic of China. He has studied for over two decades the chemistry of nucleosides, nucleotides, and anti-tumor and anti-viral drugs and has published over 150 scientific papers in these areas. He has been a recipient of the National Scientific Research Excellence Award from the Science and Technology Commission and The Ministry of Education of the People's Republic of China and the Science and Technology Prize from the Beijing Government. He received the Otani Prize and an honorary Ph.D. from Hoshi University, Japan in 1988 and 1990, respectively. He was awarded the 12th Edgar Snow Professorship by the University of Missouri-Kansas City, USA in 1993. He received the Millennium Pharmaceutical Scientist Award from FIP in 2000.

     RENUKA MISRA, PH.D., is currently our Director of Natural Products Research and Development and is a guest research scientist/consultant at NIA and NIH engaged in the study of natural products, as well as alternative and complimentary medicines (nutraceuticals) for their validity of use, efficacy and quality control, including Ayurvedic substances and their anti-aging and memory enhancing activities. She has studied the chemistry of herbal and bioactive natural products for over two decades. She has occupied Research and Academic positions at a number of research centers including the University of Nebraska, North Carolina State University, the University of Toronto, the University of Illinois, John Hopkins University and the NCI-Frederick Facility. Dr. Misra received her Ph.D. from the National Chemical Laboratory, Pune, India in 1965.

     PROF. LESTER A. MITSCHER, PH.D., is currently the University Distinguished Professor and former Chairman of the Department of Medicinal Chemistry at the University of Kansas, one of the nations premier research institutions for chemistry. Among his past accomplishments, he has served on the Senior Advisory Council of G.D. Searle & Co., and has been the Chairman of the Biological and Natural Products Study Section for the NIH, as well as Chairman of the American Society for Pharmacognosy. Dr. Mitscher received his Ph.D. from Wayne State University in 1968. Dr. Mitscher was a director of ours from 1994 to 1997.

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

     Prof. Arcamone is author and co-author of over 200 research papers and reviews, over 100 patents and has been an active lecturer in different countries, and has been associated as a "contract professor" with the Universities of Bologna, Parma and Milan. He has received the Bristol-Myers award for Cancer Chemotherapy, (1981), the Gold Medal of the "Academia delle Scienze detta dei XL" (1982), and the Bruce Cain award of the American Ass. Of Cancer Res. (1985), the Medal of the University of Florence (1992), the Gold Medal of the Italian Federation of Chemical Industries (1994), the Medal of the Italian Chemical Society, Carbohydrate Division (2000), and other scientific recognition. Prof. Arcamone is a member "emeritus" of the American Chemical Society, member Italian Chemical Soc. of the Am. Ass. Of Cancer Research, Am. Soc. of Pharmacognosy, Am. Soc. of Microbiology, and Int. Society for the Study of Xenobiotics.

RISKS AFFECTING FORWARD LOOKING STATEMENTS AND STOCK PRICES

     In addition to those matters already set forth in Item 1, Description of Business and Item 6, Management's Discussion and Analysis, the following may result in Xechem not achieving certain results included in any statement that may be considered a forward looking statement and affect the trading price of our Common Stock and Warrants. We caution the reader that the following risk factors may not be exhaustive.

Volatility of Stock Price
-------------------------

     The securities of biotechnology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the companies' operating performance. Announcements of technological innovations for new commercial products by us or our competitors, developments concerning proprietary rights or general conditions in the biotechnology and health industries may have a significant effect on our business and on the market price of our securities. Sales of shares of Common Stock by existing security holders could also have an adverse effect on the market price of our securities given the limited trading and low price of our securities. During 2001 stock prices have changed dramatically with a high of $.08 in February 2001 and a low of $.005 in October 2001. As of February 28, 2002 the closing price of our common stock on the OTC Bulletin Board was $ 0.005.

No Developed or Approved Products; Early Stage of Development
-------------------------------------------------------------

     We are a development stage company. Our primary potential products, paclitaxel and its analogs are in the development stage. Although we have isolated paclitaxel in a substantially pure state and obtained several patents, there can be no assurance that such compound(s) will pass the necessary regulatory requirements for approval for sale in the United States or abroad. In addition, Bristol-Myers maintains a dominant market share in the paclitaxel business and may choose to take legal action to impair the entry of additional competitors in the market, such as by alleging infringement on certain patents. Also, although we anticipate that we will be able to submit an ANDA for paclitaxel in the year 2003, we do not yet have all of the data for such ANDA and there can be no assurance that we will be able to file the ANDA at that time. Although we have the capability to, and may, sell paclitaxel for research purposes, to date, we have not received any revenues from sales of paclitaxel for human consumption and have received only minimal revenues from other product sales or sales of paclitaxel for research and development. Our principal revenues have been contract research and testing and consulting services for other companies, which are not expected to continue, and which have historically been minimal. To achieve profitable operations, Xechem, alone or with others, must successfully develop, obtain regulatory approval for, introduce, and market our potential pharmaceutical products. No assurance can be given that our product research and development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any products, if developed and introduced, will be successfully marketed or achieve market acceptance.

History of Operating Losses; Future Profitability Uncertain
-----------------------------------------------------------

     We have experienced significant operating losses since inception and have generated minimal revenues from its operations. As of December 31, 2001, our accumulated deficit was approximately $36,208,000, which included losses from operations of $1,871,000, $1,868,000, and $3,035,000, for the years ended
December 31, 2001, 2000, and 1999 respectively. Approximately $13,508,000 of our accumulated deficit resulted from a non-cash accounting adjustment based upon the difference between the approximate market value of certain debt and equity which was exchanged for Common Stock of Xechem simultaneously with our initial public offering (the "IPO"), and the initial public offering price of the Common Stock in our IPO. To date, we have been dependent on capital infusions for financing. Our ability to achieve a profitable level of operations is dependent in large part on our completing product development, obtaining regulatory approvals for its potential products and making the transition to commercializing such products. No assurance can be given that our product research and development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured or marketed or that profitability will be achieved. We may require additional funds to achieve profitable operations. See "Management's Discussion and Analysis."

Explanatory Going Concern Disclosure
------------------------------------

     As a result of our losses to date, working capital deficiency, and accumulated deficit, the independent accountants' report on our financial statements for each of the years ended December 31, 1993 through 2001, contain an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our continuation is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitable operations. We anticipate that we will continue to incur significant losses until successful commercialization of one or more products generates sufficient net revenues to cover all costs of operation. As a development stage company, we have a limited relevant operating history upon which an evaluation of our prospects can be made. Our prospects must, therefore, be evaluated in light of the problems, expenses, delays and complications associated with a new business. As a result of the development-stage nature of our business, additional operating losses can be expected. There can be no assurance that we can be operated profitably in the future. See "Management's Discussion and Analysis" and Note 2 to the Notes to our Consolidated Financial Statements.

Limited Manufacturing Experience and Capacity
---------------------------------------------

     We believe that our current manufacturing facility is capable of producing approximately four to six kilograms per year of 97% or greater pure paclitaxel from crude bulk extract containing approximately 50% paclitaxel. A contract packager will perform formulation and packaging of paclitaxel in single injection dosages. As of December 31, 2001, we have not negotiated a contract with any packager to perform such services. We maintain an efficient, ambient warehouse center to insure proper handling and shipping of the drugs. While we have been seeking additional and back-up manufacturers, there can be no assurance that we will be able to locate such manufacturers, or that we will be able to enter into agreements with such manufacturers. Although we believe that we have the capability to significantly expand production of bulk paclitaxel, should demand exceed our manufacturing capacity, we may have to seek third party contract manufacturing. In such instance, there can be no assurance that we could locate satisfactory contract manufacturing services to perform such functions at all or on acceptable terms, or that we would have the funds or ability to develop such capability internally. In order to manufacture pharmaceutical products from our facility, we must obtain FDA approval that the facility is in compliance with cGMP. We have submitted the DMF of the facility to the FDA. If such approval is not obtained, the manufacture of our product will have to be performed by current manufacturers who meet necessary regulatory requirements.

Limited Marketing Experience and Capacity
-----------------------------------------

     Although we may market certain of our potential products through a direct sales force if and when regulatory approval is obtained, currently we have minimal sales and marketing employees. To the extent that we determine not to, or are unable to, enter into collaborative agreements or to arrange for third party distribution of its potential products, significant additional resources will be required to develop a marketing and sales force. Should we elect to license or sell products to distributors, a significant portion of the profits from such products may be realized by such licensees or distributors, rather than by us. See "Marketing" above.

Dependence upon Dr. Pandey and Other Key Personnel
--------------------------------------------------

     Our ability to develop the business depends upon our attracting and retaining qualified management and scientific personnel, including consultants and members of our SAB. As the number of qualified scientists is limited and competition for such personnel is intense, there can be no assurance that we will be able to attract or retain such persons. In particular, we will be dependent upon the continued services of Dr. Ramesh C. Pandey, our Chairman of the Board, President and Chief Executive Officer. The loss of key personnel, such as Dr. Pandey, or the failure to recruit additional key personnel could significantly impede attainment of our objectives and have a material adverse affect on our financial condition and results of operations. Dr. Pandey originally entered into an employment agreement with us for at least a five-year term, which commenced in 1994 and has been extended to February 2005, providing for, among other things, an agreement not to compete with us during his employment and for a period of up to six months thereafter. As of date of filing we have obtained a $4,000,000 key man life insurance policy on Dr. Pandey. See
Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     We will be required to make certain payments to Dr. Pandey in the event of certain changes in control. We may have to record significant charges to the results of operations if this occurs. Further, a portion of such payments may constitute excess employment severance payments, which would not be deductible by us for income tax purposes. In addition, under recently adopted legislation, we may not be permitted to deduct that portion of an executive's compensation, which exceeds $1,000,000 in any year, excluding certain performance-based compensation. There can be no assurance that options or warrants issued or which may be issued to Dr. Pandey would qualify as performance based compensation, or that we will be able to deduct the entire amount earned by Dr. Pandey in any year.

     In addition, we rely on members of the SAB to assist us in formulating our product discovery strategy and therapeutic targets. We do not employ the members of the SAB and each of these members has commitments to other entities that limit their availability to us. Some of the members of the SAB are consultants for companies that may be our competitors. There is no assurance that we will be able to retain key members of the SAB.

Management of Staff Growth
--------------------------

     As a result of a reduced amount of capital, the number of persons, which we employ, has decreased. We have reduced our staff from a one time high of fifty-five to seventeen people. We expect to increase our staffing levels in the future, as we did in 2001. Our ability to execute our strategies will depend in part upon its ability to integrate such new employees into its operations and fund such additional cost. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing, and marketing. The inability to acquire such services or to develop such expertise could have a material adverse impact on our operations.

Reliance on Collaborative Relationships
---------------------------------------

     We believe that we will need to enter into collaborative arrangements with other companies. There is no assurance that any collaborations will be completed, or if completed, that they will be successful. Should any collaborative partner fail in its contribution to the discovery, development, manufacture or distribution of a marketable product, our business may be adversely affected.

Uncertainty Regarding Drug Development
--------------------------------------

     Our principal strategy is to develop generic equivalents of niche off-patent drugs that enjoy limited competition. There can be no assurance that such strategy will prove successful or that any proposed products will be commercially viable. Even if we successfully develop and market such products, with time, other competitors will likely enter the markets for these products, which could adversely affect our business. There can be no assurance that we will be able to replicate products that come off patent, or that we will be able to obtain regulatory approval for the sale of such compounds.

Product and Professional Liability Exposure
-------------------------------------------

     We face an inherent business risk of exposure to product liability claims if the use of products manufactured by us results in adverse effects. We may also face professional liability as a result of our contract research and other services. While we will continue to attempt to take appropriate precautions, there can be no assurance that we will avoid significant exposure to such liabilities. Because we have not yet sold any products except for research purposes, and because of the expense of insurance, we do not carry product or professional liability insurance. While management intends to obtain product liability insurance at such time as our operations require it, subject to our ability to pay for such insurance, we do not currently intend to obtain professional liability insurance. There can be no assurance that any coverage that we may obtain will be adequate or that adequate insurance coverage will be available at acceptable cost, if at all, or that a product or professional liability claim would not materially adversely affect our business or financial condition. We may lack the resources to defend ourselves, our employees, officers or directors against any product liability or professional liability claims.

Anti-Takeover Provisions
------------------------

     The Board of Directors has the authority to issue up to 49,996,350 shares of Class C Preferred Stock in one or more series, and to fix the number of shares constituting any such series, the voting powers, designation, preferences, and relative participating, optional, or other special rights and qualifications, limitations, or restrictions thereof, including the dividend rights, terms of redemption (including sinking fund provisions), conversion rights, and liquidation preferences of the shares constituting any series, without any further vote or action by stockholders. The Board of Directors may; therefore, in the future issue Class C Preferred Stock with voting and conversion rights that could adversely affect the voting power of the holders of Common Stock. In addition, the issuance of Class C Preferred Stock as well as certain statutory provisions of Delaware law could potentially be used to discourage attempts by others to obtain control of us through merger, tender offer, proxy contest, or otherwise by making such attempts more difficult to achieve or more costly.

Absence of Dividends; Dividend Policy
-------------------------------------

     We have not paid any dividends upon its Common Stock since its formation. We do not currently intend to pay any dividends upon the Common Stock in the foreseeable future and anticipates that earnings, if any, will be used to finance the development and expansion of our business. Our ability to pay dividends on our Common Stock will be limited by the preferences of any Class C Preferred Stock, which may be outstanding from time to time and may be limited by future indebtedness. Any payment of future dividends and the amounts thereof will be dependent upon our earnings, financial requirements and other factors deemed relevant by our Board of Directors, including our contractual obligations.

ITEM 2.   DESCRIPTION OF PROPERTY
          -----------------------

     We conduct our operations in a state-of-the-art laboratory facility in New Brunswick, New Jersey. Organizations such as Xechem that develop or produce pharmaceuticals must meet certain Federal and State standards. For each facility subject to such standards, specific operating procedures are developed to meet these standards, and compliance with those procedures is monitored on a regular basis by both the FDA and state regulators. Compliance with these standards and procedures is known as current Good Laboratory Practices, or "cGLP" for research operations, and current Good Manufacturing Practices, or "cGMP" for manufacturing operations. We currently believe that we operate our facility in accordance with cGLP and cGMP; however, to date, we have not received the FDA certification for cGMP.

     We lease our office and laboratory space at 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901. The facility consists of approximately 25,000 square feet and at original execution of the lease the lessor was unaffiliated. Ownership of the lessor was subsequently transferred to a new investment group and Dr. Pandey invested personal funds to acquire an approximately 25% interest in the lessor. We have accepted the first of three five-year extensions therefore the current extension to the lease expires on September 30, 2005, subject to two additional five-year extensions at our option and an option by us to lease an additional 10,000 square feet. Our base rent is approximately $7,800 per month, which is subject to annual increases, which commenced October 1, 1996, based upon increases in the consumer price index. In addition to base rent, we are responsible for its proportionate share of taxes and all other expenses of the building.

     We are currently in arrears to our landlord and we are occupying more space then is stated in our current lease. Presently we are in the process of renegotiating the lease to rectify the issue regarding uncharged space and to extend the term of the lease. We do not foresee any major problems with finalizing the new lease in a timely fashion.

     We believe that our facilities are adequate for our current needs. If our operations are successful and our research and development activities continue to expand, or if we determine to produce paclitaxel or other products in large-scale commercial quantities, we may require additional equipment, manufacturing facilities, or both. We cannot predict the nature and extent of the equipment or facilities that might be needed at such time.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     On March 2, 2000, we filed a complaint in the United States District Court for the District of New Jersey against the University of Texas M.D. Anderson Cancer Center and the Board of Regents of the University of Texas, as defendants. This complaint is for declaratory judgment against the defendants in connection with a certain Patent and Technology License Agreement dated August 18, 1997 (the "License Agreement"), which was the outgrowth of a Sponsored Laboratory Study Agreement dated December 12, 1995. The License Agreement granted to Xechem certain exclusive worldwide rights to use, license and sublicense patented technology related to a new formulation for the delivery of paclitaxel. The M.D. Anderson Cancer Center sent a letter to our counsel seeking to terminate the License Agreement. This letter also contained a counterproposal to us, which we rejected, and Xechem also rejected the claim that the License Agreement should be terminated. The defendants delivered a termination letter to us purporting to terminate the License Agreement on the basis of the claim that we were "insolvent." This alleged insolvency was based upon 1998 financial records. We state in our complaint that we are currently solvent and deny the claim that we were insolvent in 1998. We have made all required payments to the M.D. Anderson Cancer Center pursuant to the License Agreement.

     Our complaint also seeks to change inventorship and ownership of the University of Texas' patents, worldwide, which cover the new formulation of the anticancer drug paclitaxel. The University of Texas sought to dismiss the complaint based on lack of personal jurisdiction, venue, 11th Amendment state sovereign immunity and lack of declaratory judgment jurisdiction. On February 21, 2002, a federal district court judge of the U.S. District Court, District of New Jersey denied University of Texas' motion to dismiss the case for lack of personal jurisdiction and venue and granted the defendant's motion to transfer the case to the Southern District of Texas (CA No.: 00-1010). The judge did not rule on the defendants' motion to dismiss the suit based on 11th Amendment state sovereign immunity and lack of declaratory judgment jurisdiction. The case is now pending.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
          -----------------------------------------------

     No matters were submitted to stockholders for a vote in the fourth quarter of 2001.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

     Our Common Stock is traded on the OTC Bulletin Board. The following table shows the high and low bid quotations, on a quarterly basis, of our Common Stock from January 1, 2000 through December 31, 2001:

                                  Common Stock
                                  ------------

------------------------------------------------------------------------------------------------
              2000       2000       2000       2000       2001       2001      2001        2001
             First      Second     Third      Fourth     First      Second     Third      Fourth
            Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
            -------    -------    -------    -------    -------    -------    -------    -------
------------------------------------------------------------------------------------------------
High Bid       1         .41        .22        .13        .08        .03        .03        .013
------------------------------------------------------------------------------------------------
Low Bid       .06        .09        .03        .03        .03        .01        .01        .005
------------------------------------------------------------------------------------------------

     We have not declared or paid any dividends on our Common Stock.

     As of February 15, 2002, there were 231 record holders and approximately 4,200 beneficial owners of our Common Stock. Dividends on the Common Stock are subordinated to the payment of dividends on our outstanding Class A Voting Preferred Stock (the "Class A Preferred Stock"). The Class A Preferred Stock has a dividend preference of $.00001 per annum per share on the liquidation preference of $.00001 per share on a cumulative basis. As of February 28, 2002 there were 2,500 outstanding shares of Class A Preferred Stock. As of February 28, 2002 there were 2,665 outstanding shares of Class C Preferred Stock with a par value of $ .00001 with voting rights for 1 share equal to 10,000 shares of Common Stock.

     During the year ended December 31, 2001, we sold shares of our Common Stock (the "Shares") in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act") as set forth below:

     During 2001, we issued a total of 900,000 Shares to an investment relations firm as payment for certain services provided to us. The purchasers of these Shares had provided services to us, which we valued at approximately $36,000. We did not use the services of any finders or securities broker-dealers in connection with the offer and sale of these Shares. We believe that all Shares issued in the above transactions are exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

     During 2001, we also issued a total of 1,241,000 Shares to one person in connection with the conversion of certain indebtedness owed by us to such person. The amount of indebtedness converted as a result of such transactions was $ 12,411. We did not use the services of any finders or securities broker-dealers in connection with the offer and sale of these Shares. We believe that all Shares issued in the above transactions are exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

     During 2001, we issued a total of 2,232 Shares of Class C, Series 6 Stock to Dr. Ramesh C. Pandey, the President, Chief Executive Officer and Chairman of Xechem in order for Dr. Pandey to maintain his 20% voting rights. We received par value as consideration from Dr. Pandey in connection with this transaction.

     During 2001, we issued a total of 1,500,000 Shares to one person in connection with the conversion of certain indebtedness owed by us to such person. The amount of indebtedness converted as a result of such transaction was $15,000. We did not use the services of any finder or securities broker-dealers in connection with the offer and sale of these Shares. We believe that all
Shares issued in connection in the above transaction are exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.2
          --------------------------------------

General
-------

     We are the holder of all of the capital stock of Xechem, Inc., a development stage bio-pharmaceutical company engaged in the research, development, and production of niche generic and proprietary drugs from natural sources. Xechem, Inc., was formed in March 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.), a publicly traded company. Xechem Laboratories (formed in 1993), XetaPharm, Inc. (formed in 1996) and Xechem (India) Pvt. Ltd. are our subsidiaries. Xechem Pharmaceutical China Ltd., (formed in 2000) is an affiliate in the early stages of development.

Results of Operations
---------------------

The Year Ended December 31, 2001 vs. The Year Ended December 31, 2000

     The following table sets forth certain statement of operations data of Xechem for each of the years ended December 31, 2001 and December 31, 2000 and for the cumulative period from inception (March 15, 1990) to December 31, 2001.

                                                                     Cumulative
                                            Years Ended             Inception to
                                            December 31              December 31
                                            -----------              -----------
                                             2001          2000          2001
                                                      (in thousands)

Revenue                                    $    187      $     38      $  1,360

Research and development expense           $    527      $    538      $  9,952

General and administrative expenses        $  1,398      $  1,368      $ 13,139

Writedown of inventory and intangibles     $    133      $     --      $  1,856

(Loss) from operations                     $ (1,871)     $ (1,868)     $(23,587)

Other income (expense)                     $    127      $   (103)     $(12,621)

Net Loss                                   $ (1,744)     $ (1,971)     $(36,208)

Revenue
-------

     Revenue increased $149,000 or 392% from $38,000 for the year ended December 31, 2000 to $187,000 for the year ended December 31, 2001. The $149,000 increase in revenue was the result of $170,000 in consulting fees from A & K Consultants. XetaPharm's revenues from the sale of over-the-counter natural health products, commonly known as nutraceuticals, decreased $12,000 or 43% from the year ended December 31, 2000 to the year ended December 31, 2001.

Research and Development
------------------------

------------------------------
     2 Some of the statements included in Item 7, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicates that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result that we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to publicly release the result of any revisions to the forward looking statements that may be made to reflect any future events or circumstances.

     Readers should carefully review the items included in Item 1, Description of Business - Risks Affecting Forward Looking Statements and Stock Prices, as they relate to any forward looking statements, as actual results could differ materially from those projected in the forward looking statement.

     Research and development decreased $11,000 or 2% from $538,000 for the year ended December 31, 2000 to $527,000 for the year ended December 31, 2001. Our research and development expenditures continue to emphasize compounds for niche generic anticancer, antiviral and antibiotic products, which enjoy significant market demand but are no longer subject to patent protection

     Research and development operations decreased slightly in 2001, which resulted in the 2% reduction. The status quo was maintained because of no significant changes in operations or personnel.

     Expenditures for research and development should increase during 2002 with anticipated new projects due to begin in 2002. We believe that increased research and development expenditures could significantly hasten the development of new products as well as the marketability of paclitaxel.

General and Administrative
--------------------------

     General and administrative expenses increased $30,000, or 2%, for the year ended December 31, 2001 as compared to the year ended December 31, 2000. The significant changes for the period ending December 31, 2001 were an increase of approximately $87,000 or 37% in administration salaries due to the hiring of three new full time employees, approximately a $21,000 or 37% increase in accounting fees due to the hiring of new auditors, approximately a $36,000 or 68% decrease in advertising costs due to the one time costs in 2000 of the design and maintenance of three web sites and the production of a video for "American Medical Review", approximately a $247,000 or 54% decrease in legal fees primarily relating to the timing of fees incurred for M.D. Anderson case and the hiring of in-house counsel, approximately a 37% decrease in the costs for our Annual Meeting of $10,000, and approximately a $17,000 increase in licenses and fees due in part to filing costs for registration statements which were filed with the Securities and Exchange Commission for the issuance of our common stock in connection with the conversion of our convertible debentures. We also had a non-cash stock expense increase of approximately $53,000 or 36% due to the beneficial conversion feature for stock options granted in 2000 and 2001. We also saw an increase in travel expenses of approximately $22,000 or 95% due to increased foreign travel to facilitate international projects.

     We increased personnel in 2001 but we do not anticipate that the general and administrative expenses will increase significantly until the hiring of additional personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing occurs. The exact number and nature of persons hired, and our expenses for such persons will depend on many factors, including the capabilities of those persons who seek employment with us and the availability of funding to finance these efforts.

     We recorded a charge to operations in 2001 of approximately $133,000 to reserve for XetaPharm's finished goods inventory, which due to slow-movement and lack of sales, in our opinion, had no realizable value.

     Our loss from operations totaled $1,871,000, an increase of $3,000, or less than 1%, for the year ended December 31, 2001 as compared to the year ended December 31, 2000.

     Interest expense was approximately $325,000 in the year ended December 31, 2001, a decrease of approximately $32,000 or 9% as compared to the year ended December 31, 2000. Approximately $248,000 of this expense was non-cash in nature due to borrowings evidenced by convertible debentures.

     We have accrued approximately $452,000, in other income, from the sales of its New Jersey NOL's in 2001, which funds were received in January of 2002, as compared to approximately $249,000 received in 2000. We still have over $247,000 in approved tax credits and anticipate applying for approximately an additional $162,000 of credits, from our losses in 2001. There is no guarantee that any or all of these proposed credits will be approved by the State of New Jersey or of the total amount we will be allowed to sell in 2002.

Liquidity and Capital Resources; Plan of Operations
---------------------------------------------------

     On December 31, 2001, we had cash and cash equivalents of $241,000, negative working capital of $1,433,000 and stockholders' equity deficit of $1,923,000.

     We have received approximately $1,214,000 in the form of proceeds from convertible debentures, short-term loans and equity securities. Cash used in operating activities was $1,117,000 during 2001.

     As a result of our net losses to December 31, 2001 and accumulated deficit since inception, our accountants, in their report on our financial statements for the year ended December 31, 2001, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. Our research and development activities are continuing and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

     In May 1995 we filed a Drug Master File ("DMF") with the Food and Drug Administration ("FDA") for our facilities. We have completed our technology validation and filed a DMF for bulk paclitaxel in June 1997; however, our facilities have yet to be inspected by the FDA for current Good Manufacturing Practices ("cGMP"). We have sufficient raw materials to produce commercial bulk paclitaxel that has a market value of approximately $2,000,000 at current prices; however, the book value of such inventory was written off in 1997, and we anticipate, but can provide no assurances, that we will commence sales of paclitaxel in the international market in 2002. Prior to commencing such sales, we must file for and obtain approvals from appropriate regulatory agencies in foreign jurisdictions. We have made use of a grant from the State of New Jersey for ISO - 9000 training to gain ISO - 9001 certification; however the project is currently on hold due to lack of personnel and additional funding. Additionally, to the extent we elects to manufacture bulk paclitaxel domestically and ship it overseas for packaging, our facilities must be approved for cGMP and the product must either be approved for an investigational new drug exemption (not currently so approved), or deemed in compliance with the laws of 24 industrialized "tier one" countries (not yet so approved). Alternatively, we can produce the product entirely overseas; however, we most likely would subcontract production to others from raw material or partially processed raw material provided by us, and might also enter into joint venture or other marketing arrangements for sale of the product overseas. There can be no such assurance that necessary approvals will not be delayed or subject to conditions or that we will be able to meet such conditions. In addition, we have no experience in marketing pharmaceutical products for human consumption and there can be no assurance that we will be able to successfully market our paclitaxel product in bulk, indirectly through others, or be able to obtain satisfactory packaging of the product in single dosage vials from an independent manufacturer.

     We have expended and will continue to expend substantial funds in connection with the research and development of its products. As a result of these expenditures, and even with revenues anticipated from commencement of sales of paclitaxel, we anticipate that losses will continue for the foreseeable future.

     Our planned activities will require the addition of new personnel, including management, and the continued development of expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Further, if we receive regulatory approval for any of our products, in the United States or elsewhere, we will incur substantial expenditures to develop our manufacturing, sales and marketing capabilities and/or subcontract or joint venture these activities with others. There can be no assurance that we will ever recognize revenue or profit from any such products. In addition, we may encounter unanticipated problems, including developmental, regulatory, manufacturing or marketing difficulties, some of which may be beyond our ability to resolve. We may lack the capacity to produce its products in-house and there can be no assurances that we will be able to locate suitable contract manufacturers or be able to have them produce products at satisfactory prices.

     We will continue to apply to various governmental agencies to fund our research on specific projects and those projects that are in our expertise.

Contractual Obligations and Commercial Commitments
--------------------------------------------------

----------------------------------------------------------------------------------------------------
         CONTRACTUAL OBLIGATIONS              PAYMENTS DUE BY PERIOD AS OF DECEMBER 31, 2001
----------------------------------------------------------------------------------------------------
                                                TOTAL      LESS THAN     1-3       4-5      AFTER 5
                                                            1 YEAR      YEARS     YEARS      YEARS
----------------------------------------------------------------------------------------------------
LONG-TERM DEBT: CONVERTIBLE DEBENTURES (1)     1,014,000                                   1,014,000
----------------------------------------------------------------------------------------------------
OPERATING LEASES                                  64,000       19,000    30,000    15,000
----------------------------------------------------------------------------------------------------
SHORT-TERM DEBT (2)                              318,000      318,000
----------------------------------------------------------------------------------------------------
UNCONDITIONAL PURCHASE OBLIGATIONS (3)           979,000      979,000
----------------------------------------------------------------------------------------------------
OTHER LONG-TERM OBLIGATIONS                      198,000       13,000   185,000
----------------------------------------------------------------------------------------------------
TOTALS                                         2,573,000    1,329,000   215,000    15,000  1,014,000
----------------------------------------------------------------------------------------------------

     1. The Convertible Debentures mature in ten (10) years with 8% interest per annum. We expect them to(but there can be no assurance) be converted to common stock within one year.
     2. $298,000 is due in September 2002 but we expect to extend this note at that time for another twelve-month period.
     3. This consists of Accounts Payable and accrued payroll for the end of December.

     We also have a line of credit with the Bank of New York with borrowings of $54,000 against a $55,000 line-of-credit bearing interest at the rate of 6.75% per annum as of December 31, 2001. In January 2002 the entire amount due was repaid in full.

Critical Accounting Policies
----------------------------

Consolidation

     Our Consolidated Financial Statements include the accounts of Xechem International Inc. and all subsidiaries except where control is temporary or does not rest with our Company. All majority-owned entities in which our Company's control is considered other than temporary are consolidated. For investments in companies in which we have the ability to exercise significant influence over operating and financial policies, including certain investments where there is a temporary majority interest, such entities are accounted for by the equity method. Our judgments regarding the level of influence or control of each equity method investment include considering key factors such as our ownership interest, representation on the board of directors, participation in policy making decisions and material intercompany transactions. Our investments in other companies that we do not control and for which we do not have the ability to exercise significant influence as discussed above are carried at cost or fair value, as appropriate. All significant intercompany accounts and transactions, including transactions with equity method investees, are eliminated from our financial results.

Patents, Trademarks, and other Intellectual or Intangible Assets

     The costs of Patents, Trademarks, and other Intellectual or Intangible Assets are currently expensed in the period in which they are incurred. It is our opinion that while we realize there is an intrinsic value to these assets, the fair market value is not easily discernable because of the uncertainty of success and the time it takes to bring certain of these assets to market.

Beneficial Conversions

     Our policy for recognizing interest expense in connection with the issuance of convertible debt is to recognize the beneficial conversion feature upon the issuance of convertible debt with beneficial conversion features.

Other Policies

     We have  adopted  or will adopt the  following  new  accounting  standards:
Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for Xechem are as follows:

     - All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling-of-interests method of accounting is prohibited except for transactions initiated before July 1, 2001.

     - Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

     - Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives would no longer be subject to amortization.

     - Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

     - All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement is effective for the fiscal years beginning after December 15, 2001. This Statement supersedes Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," while retaining many of the requirements of such statement.

     Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on Xechem's financial position or results of operations.

     For further information concerning accounting policies, refer to Note 1 of consolidated financial statements.

ITEM 7.   FINANCIAL STATEMENTS.
          ---------------------

     The following financial statements of Xechem International, Inc. and subsidiaries are separately prepared and numbered independently of the other narrative portions of this Form 10-KSB.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Xechem International, Inc.

We have audited the accompanying consolidated balance sheet of Xechem International, Inc. ("Xechem") (a development stage company) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000, and the 2001 and 2000 amounts included in the cumulative period from inception (March 15, 1990) through December 31, 2001. These financial statements are the responsibility of Xechem's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2001 and 2000 consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of Xechem International, Inc. (a development stage company) and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and the 2001 and 2000 amounts included in the cumulative period from (March 15, 1990) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Xechem will continue as a going concern. Xechem is a development stage enterprise engaged in the research and development of generic and proprietary drugs from natural sources. To date, Xechem has primarily been engaged in the research and development activities and needs to secure additional capital and obtain proper regulatory approval to continue operations. As discussed in Note 2 to the consolidated financial statements, Xechem's existence is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis and ultimately to attain profitable operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

GRANT THORNTON LLP
February 13, 2002
Edison, New Jersey

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,     December 31,
                                                                            2001             2000
                                                                        ------------     ------------
CURRENT ASSETS
   Cash                                                                 $    241,000     $    229,000
   Accounts receivable:
        Net Operating Loss                                                   452,000               --
        Miscellaneous                                                         62,000           15,000
   Inventory:
       Raw materials                                                           1,000            6,000
       Finished goods                                                             --          125,000
   Prepaid expenses and other current assets                                   1,000            6,000
                                                                        -----------------------------

   TOTAL CURRENT ASSETS                                                      757,000          381,000

 Equipment, less accumulated depreciation of $1,067,000(2001)
     and $923,000(2000)                                                      448,000          507,000
 Leasehold improvements, less accumulated amortization of
     $570,000(2001) and $502,000(2000)                                       445,000          513,000
 Cash surrender value of officer's life insurance                             20,000           25,000
 Deposits                                                                     20,000           20,000
                                                                        -----------------------------

                                                                        $  1,690,000     $  1,446,000
                                                                        =============================

CURRENT LIABILITIES
   Accounts payable                                                     $    957,000     $    750,000
   Accrued expenses to related parties                                       474,000          346,000
   Accrued expenses to others                                                132,000          124,000
   Loans payable                                                              54,000          130,000
   Loans payable to related party                                            503,000          298,000
   Other current liabilities                                                  70,000          156,000
                                                                        -----------------------------

     TOTAL CURRENT LIABILITIES                                             2,190,000        1,804,000
                                                                        -----------------------------

NOTES PAYABLE-RELATED PARTIES                                                409,000          409,000
CONVERTIBLE DEBENTURES                                                     1,014,000               --
                                                                        -----------------------------

TOTAL LIABILITIES                                                          3,613,000        2,213,000
                                                                        -----------------------------

STOCKHOLDERS EQUITY (DEFICIT)
   Class A voting preferred stock,$ .00001 par value, 2,500 shares
     authorized; 2,500 shares issued and outstanding (2001 and 2000)              --               --
   Class B 8% preferred stock,$ .00001 par value, 1,150
     shares authorized; none outstanding                                          --               --
   Class C preferred stock,$ .00001 par value, 49,996,350
     shares authorized; 2,232 outstanding (2001)
   Common stock,$.00001 par value, 1,950,000,000 shares authorized;
      378,841,000(2001) and 344,537,000(2000) issued and outstanding           4,000            3,000
   Unearned compensation expense                                            (284,000)        (406,000)
   Additional paid in capital                                             34,565,000       34,100,000
   Deficit accumulated during development stage                          (36,208,000)     (34,464,000)
                                                                        -----------------------------

   TOTAL STOCKHOLDERS EQUITY (DEFICIT)                                    (1,923,000)        (767,000)
                                                                        -----------------------------

                                                                        $  1,690,000     $  1,446,000
                                                                        =============================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATION

                                                                          MARCH 15 1990 (Date
                                                                          -------------------
                                                     YEAR ENDED             of Inception) to
                                                     ----------             ----------------

                                                    DECEMBER 31,              DECEMBER 31,
                                                    ------------              ------------
                                                2001             2000             2001
                                                ----             ----             ----

 REVENUES:                                  $    187,000     $     38,000     $  1,360,000

EXPENSES:
   Research and development                      527,000          538,000        9,952,000
   General and administrative                  1,398,000        1,368,000       13,139,000
   Writedown of inventory
      and intangibles                            133,000               --        1,856,000
                                            ----------------------------------------------
                                               2,058,000        1,906,000       24,947,000
                                            ----------------------------------------------

   LOSS FROM OPERATIONS                       (1,871,000)      (1,868,000)     (23,587,000)
                                            ----------------------------------------------

OTHER INCOME(EXPENSE) - NET:

   Interest Expense - Related Party              (63,000)         (66,000)      (8,799,000)

   Interest Expense                             (262,000)        (290,000)      (5,477,000)

   Sale of New Jersey net operating
    loss carryforwards                           452,000          249,000        1,352,000

   Other(net)                                         --            4,000          303,000
                                            ----------------------------------------------
                                                 127,000         (103,000)     (12,621,000)
                                            ----------------------------------------------

   NET LOSS                                 $ (1,744,000)    $ (1,971,000)    $(36,208,000)
                                            ==============================================

BASIC AND DILUTED LOSS PER SHARE            $      (0.01)    $      (0.01)
                                            =============================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                           348,886,000      285,145,000
                                            =============================

See notes to consolidated financial statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                 MARCH 15, 1990 (INCEPTION) TO DECEMBER 31, 2001

                                                                                                                        Deficit
                                                                                           Unearned     Additional    Accumulated
                                                                   Number of             Compensation    Paid-in-        During
                                                                 shares issued   Par value  Expense      Capital      Development
                                                                 -------------   --------  ---------   ------------  -------------
    Common stock issued to Dr. Pandey in 1990 in exchange
      for equipment  recorded at transferror's cost                         --   $     --  $      --   $    125,000

    Laboratory and research equipment contributed to capital
      by Dr. Pandey in 1990 and 1991                                        --         --         --        341,000

    Contribution to capital relating to unconsummated acquisition
      in 1992                                                               --         --         --         95,000

    Exchange of securities of newly formed parent for outstanding
      securities of entities owned by Dr. Pandey                     4,371,000         --         --     13,840,000

    Initial public offering in 1995 at $ 5 per share,
      less related expenses                                          1,150,000         --         --      4,543,000

    Stock options granted at exercise prices below market:
      1994                                                             210,000         --         --         51,000
      1995                                                             659,000         --         --      1,110,000
      1996                                                              54,000         --         --         18,000
      1997                                                             126,000         --         --         31,000

    Private placements, less related expenses:
      In 1995 at $ 3.00 per share                                      119,000         --         --        389,000
      In 1996 at $ 3.00 per share, net of a related 66,000 shares
        returned by Dr. Pandey                                         163,000         --         --         53,000
      In 1997 at $ 0.05 per share                                   45,020,000         --         --      2,291,000

    Shares issued in 1996 at $ 0.38 per share upon termination of
      agreement to sell a minority interest in a subsidiary            260,000         --         --        100,000

    Conversion of preferred stock into common stock at $ 1.25 to
      $ 1.75 per share less related costs:
         In 1996                                                     1,686,000         --         --      1,995,000
         In 1997                                                    45,120,000      1,000         --      2,131,000

    Conversion of debt into common stock in 1996 at $ 0.25 per
      share                                                          1,478,000         --         --        369,000

    Shares issued in settlement of a lawsuit in 1996 valued at
      $ 1.31 per share                                                  25,000         --         --         33,000

    Conversion of Dr. Pandey's preferred stock and debt into
      common stock in 1997 at $ 0.0625 per share                    19,430,000         --         --      1,214,000

    Other                                                                   --         --         --         16,000

    Private placement at $ 0.05 per share                           11,180,000         --         --        559,000

    Contribution to capital by stockholders of equity interest
      in Xechem India                                                       --         --         --         79,000

    Conversion of debt into common stock  at $ 0.05 per share        8,800,000         --         --        440,000

    Stock issued to Fortress Financial at $ 0.0001 per share           800,000         --         --             --

    Return of capital to David Blech or his designees                       --         --         --       (261,000)

    Sale of common stock in 1999 pursuant to Blech agreement
      at $0.01 per share                                         $  44,554,000      1,000         --        444,000

    Conversion of debt due related parties in 1999 at
      $ 0.01 per share                                              44,181,000         --         --        360,000

    Shares issued to directors , employees and consultants in
      1999 for services valued at $ 0.037 per share                 11,074,000         --         --        410,000
     Capital arising from issuance of Class C Stock (Note 7):
          Series 4                                                          --         --         --        400,000
          Series 5                                                          --         --         --      1,564,000

    Net loss for year ended December 31, 1999                                                                         $(32,493,000)
                                                                 -----------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                                      240,460,000   $  2,000  $      --   $ 32,740,000   $(32,493,000)

See notes to consolidated financial statements.


                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                 MARCH 15, 1990 (INCEPTION) TO DECEMBER 31, 2001

                                   (Continued)

                                                                                                                        Deficit
                                                                                           Unearned     Additional    Accumulated
                                                                   Number of             Compensation    Paid-in-        During
                                                                 shares issued   Par value  Expense      Capital      Development
                                                                 -------------   --------  ---------   ------------  -------------

 Stock options exercised at $ .01 per share                            393,000         --         --          4,000

  Issuance of 1,500,000 options at $.01 per share
     with a FMV of $ .06  per share for services rendered                   --         --         --         75,000

 Conversion of Class C preferred stock to common shares             82,259,000      1,000         --         (1,000)

 Conversion of debt to shares of Common Stock @
   $0.01 per share                                                  16,426,000         --         --        164,000

 Private placement of shares of Common Stock @ $0.08
   per share                                                         1,000,000         --         --         80,000

 Issuance of Common Stock @ $0.096 per share for services rendered   1,110,000         --         --        107,000

 Stock options exercised at $ .01 per share with a FMV
   of $0.076 per share                                                 503,000         --         --          5,000

 Conversion of debt to shares of Common Stock @ $0.01 per share      2,155,000         --         --         22,000

 Stock options exercised at $ .01 per share                            231,000         --         --          1,000

 Beneficial Conversion featue of notes payable                              --         --         --        286,000

 Charge to operations resulting from Options granted to Directors,
  Consultants and Employees                                                 --         --         --        192,000

 Unearned Stock Compensation Expense Related to
  Options granted to Directors,Consultants and Employees                    --         --   (406,000)       406,000

 Increase in Equity Interest in Xechem India                                --         --         --         19,000

    Net loss for year ended December 31, 2000                               --         --         --             --     (1,971,000)
                                                                 -----------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                                      344,537,000   $  3,000  $(406,000)  $ 34,100,000   $(34,464,000)
                                                                 =================================================================

 Stock issued for services rendered                                  5,141,000         --         --         68,000

  Amortization of unearned stock compensation                               --         --    197,000             --

 Stock options exercised at $ .01 per share                            450,000         --         --          6,000

 Beneficial Conversion feature of notes payable                             --         --         --        216,000

 Unearned Stock Compensation Expense Related to
  Options granted to Directors and Employees                                --         --    (75,000)        76,000

 Stock Options Granted to Consultants                                       --         --         --         16,000

 Stock issued for cancellation of indebtedness                       1,500,000         --         --         15,000

Shares issued upon conversion of debentures                         27,213,000      1,000         --         68,000

    Net loss for year ended December 31, 2001                               --         --         --             --     (1,744,000)
                                                                 -----------------------------------------------------------------
BALANCES AT DECEMBER 31, 2001                                      378,841,000   $  4,000  $(284,000)  $ 34,565,000   $(36,208,000)
                                                                 =================================================================

See notes to consolidated financial statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  March 15, 1990
                                                                                               (date of inception)
                                                                     Year ended December 31,      to December 31,
                                                                  ----------------------------------------------
                                                                      2001             2000             2001
                                                                      ----             ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $ (1,744,000)    $ (1,971,000)    $(36,208,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                                     145,000          132,000          969,000
      Amortization                                                      68,000           68,000          741,000
      Non-cash expenses in connection
        with issuance of debt and equity securities                    581,000          700,000       17,514,000
      Write down of inventories                                        133,000               --        1,339,000
      Write down of patents                                                 --               --          517,000
      Loss on investment in related party                                   --               --           89,000

    Changes in operating assets and liabilities
      (Increase) decrease in:
        Accounts receivable- Net Operating Loss                       (452,000)              --         (452,000)
        Accounts receivable- Miscellaneous                             (47,000)          (2,000)         (62,000)
        Inventories                                                     (3,000)           2,000       (1,335,000)
        Prepaid expenses and other current assets                        5,000            5,000          127,000
        Other                                                            5,000           10,000          (15,000)
      Increase (decrease) in:
        Accounts payable                                               207,000           95,000          980,000
        Other current liabilities                                      (86,000)         120,000           30,000
        Accrued expenses                                               136,000           45,000          583,000
                                                                  ----------------------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                       $ (1,052,000)    $   (796,000)    $(15,183,000)
                                                                  ----------------------------------------------

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (continued)

                                                                                                  March 15, 1990
                                                                                               (date of inception)
                                                                     Year ended December 31,      to December 31,
                                                                  ----------------------------------------------
                                                                      2001             2000             2001
                                                                      ----             ----             ----

NET CASH FLOWS FROM OPERATING ACTIVITIES                          $ (1,052,000)    $   (796,000)    $(15,183,000)
                                                                  ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Patent issuance costs                                                   --               --         (548,000)
    Purchases of equipment and leasehold improvements                  (85,000)         (20,000)      (2,080,000)
    Investment in related party                                             --               --          (23,000)
    Other                                                                   --               --           (8,000)
                                                                  ----------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES:                              (85,000)         (20,000)      (2,659,000)
                                                                  ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from related party loans                                  205,000           97,000        1,960,000
    Proceeds from notes payable - others                                    --               --          628,000
    Proceeds from short term loans                                     938,000          226,000        4,111,000
    Capital contribution                                                    --               --           95,000
    Payments on interim loans                                               --               --         (498,000)
    Payments on notes payable - others                                      --               --         (525,000)
    Payments on stockholder loans                                           --               --         (572,000)
    Proceeds from issuance of capital stock
     & exercising stock options                                          6,000           90,000       12,884,000
                                                                  ----------------------------------------------

    NET CASH FLOWS FROM FINANCING ACTIVITIES:                        1,149,000          413,000       18,083,000
                                                                  ----------------------------------------------

    NET CHANGE IN CASH                                                  12,000         (403,000)         241,000
CASH, BEGINNING OF PERIOD                                              229,000          632,000               --
                                                                  ----------------------------------------------
CASH, END OF PERIOD                                               $    241,000     $    229,000     $    241,000
                                                                  ==============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the periods for:
      Interest paid - related party                               $     36,000     $     50,000     $    224,000
                                                                  ==============================================
      Interest paid - other                                       $      6,000     $         --     $    167,818
                                                                  ==============================================

NONCASH FINANCING ACTIVITIES
   Net assets of Xechem India contributed to capital
    and minority interest                                         $         --     $         --     $    118,000
                                                                  ==============================================

   Liabilities exchanged for preferred and common stock           $     69,000     $    186,000     $  1,176,000
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

NOTE 1    NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF THE BUSINESS
----------------------

We are engaged in one business segment, the research and technology development of generic and proprietary drugs from natural sources. Research and development efforts focus principally on antifungal, anticancer, antiviral (including anti-AIDS) and anti-inflammatory compounds, as well as antiaging and memory enhancing compounds. We are particularly committed to developing drugs from sources derived from Chinese and Indian folklore and niche generic anticancer drugs developed by fermentation or from other natural processes. Additionally, we provide technical and analytical laboratory services including the testing of chemicals, cosmetics, food, household and pharmaceutical products on a contract basis. We also provide consulting services for development and pilot-plant production of pharmaceuticals for companies on a contract basis. We also developed and market a natural food and dietary supplement line of products. Operations from inception have consisted primarily of financial planning, raising capital, and research and development activities; minimal revenues have been earned to date.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Xechem International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc. and XetaPharm, Inc., and Xechem (India) Pvt. Ltd. which is substantially owned by Xechem (collectively the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

We own 45% of Xechem China ("China"). Xechem's investment in China is carried under the equity method of accounting. See Note 8.

REVENUE RECOGNITION - We record revenue when all contracted services have been performed or when products have been shipped to the customer.

FINANCIAL INSTRUMENTS - Financial instruments include cash, accounts receivable, notes and loans payable, the fair value of such instruments approximates the carrying value. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on information available to management. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

CASH - We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2001 and 2000, Xechem had no cash equivalents. Xechem maintains cash balances at three different financial institutions in New Jersey. At December 31, 2001 we had over $226,000 in one account, which is insured by the Federal Deposit Insurance Corporation up to $100,000.

ACCOUNTS RECEIVABLE - We were due, as of December 31, 2001, $452,000 from the sale of a portion of our approved tax credits, associated with our New Jersey net operating losses, to a major New Jersey Corporation. This money was received in full in January of 2002.

At December 31, 2001 we have a $40,000 receivable from Consumers Choice Systems Inc., a west coast company engaged in the sales and distribution of nutraceutical and pharmaceutical products. To date we have not received any payments from this company, but we may negotiate to acquire an equity position with them in lieu of the debt owed to us. This company is in part financed by one of our major investors. See Note 12 - Loan to Consumers Choice

INVENTORIES - Inventories are stated at the lower of cost on a first-in, first-out basis or market. Inventories at December 31, 2001 and 2000 were principally comprised of raw materials and finished goods of XetaPharm's dietary supplement products. At year-end of 2001 due to uncertainty of realization, the entire finished goods inventory for Xetapharm was fully reserved.

LONG-LIVED ASSETS - Long-lived assets, if impaired, are written down to fair value, if lower then the carrying cost, whenever events or changes in circumstances  indicate  that  the  carrying  amount  of the  asset  may  not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives.

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

DEPRECIATION AND AMORTIZATION - Depreciation and amortization are provided using the straight-line method over estimated lives of 5 to 15 years. Depreciation and amortization expense for equipment and leasehold improvements for the years ended December 31, 2001 and 2000 was approximately $209,000 and $202,000 respectively.

PATENTS - The cost of patents is charged to cost of operations when incurred, as no value is assigned to the patents due to the uncertainty of realization of value.

GOVERNMENT GRANTS - We have obtained a grant from the National Cancer Institute for a project entitled Bioactive Natural Products from Marine Extremophiles, which was substantially completed in 2000 and finalized in 2001. Government grants are recognized as income as the related costs are incurred. No cash was received in 2001.

RESEARCH AND DEVELOPMENT COSTS - Expenditures for research and development activities are charged to operations as incurred.

STOCK-BASED COMPENSATION - We recognize compensation expense when the exercise price of employee stock options is below the market price of the underlying stock on the date of grant ("intrinsic value method"). However, with respect to common stock and options granted to non-employees, we record expense equal to the fair value of the common stock or option on the measurement date, which generally is the date of completion of service. Expenses relating to such options or stock are estimated based upon the fair value as of the end of each reporting period prior to the measurement date.

INCOME TAXES - Income taxes are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Prior to the consummation of Xechem's initial public offering (in May 1994), we were an "S" corporation and, as such, losses incurred from the date of inception to April 26, 1994 are not available to us as tax loss carryforwards.

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

EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss)/per share is computed by dividing the loss for the period by the weighted-average number of common and preferred shares outstanding for the period adjusted for the diluted effect of any potential common stock issuable during the period. The shares issuable upon the exercise of outstanding warrants, options and convertible debentures have been excluded since the effect would be antidilutive, due to net losses for all periods presented. Accordingly, diluted loss per share is the same as basic loss per share for all periods reported.

     NEW ACCOUNTING STANDARDS NOT YET ADOPTED -On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for Xechem are as follows:

     - All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling-of-interests method of accounting is prohibited except for transactions initiated before July 1, 2001.

     - Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

     - Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives would no longer be subject to amortization.

     - Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

     - All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement is effective for the fiscal years beginning after December 15, 2001. This Statement supersedes Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," while retaining many of the requirements of such statement.

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on Xechem's financial position or results of operations.

RECLASSIFICATIONS-Certain reclassifications to prior years' financial statements have been made to conform to the current presentation.

NOTE 2    OPERATING  AND  LIQUIDITY   DIFFICULTIES  AND  MANAGEMENT'S  PLANS  TO
          OVERCOME THEM:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, Xechem has incurred net losses for the years ended December 31, 2001 and 2000; has a working capital deficiency at December 31, 2001; and has an accumulated deficit and cumulative negative cash flows from operations since inception. Xechem is in the development stage and has realized minimal revenues to date. Xechem's research and development activities are at an early stage and the time and money required to develop the commercial value and marketability of Xechem's proposed products cannot be reasonably estimated. Xechem expects research and development activities to continue to require significant cash expenditures for an indefinite period in the future. All of these factors raise substantial doubt about the ability of Xechem to continue as a going concern.

In view of the matters described in the previous paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of Xechem, which, in turn, are dependent upon Xechem's ability to meet its financing requirements on a continuous basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should Xechem be unable to continue in existence.

MANAGEMENT'S PLANS WITH RESPECT TO THIS SITUATION INCLUDE THE FOLLOWING:

We have financed research and development activities principally through capital contributions and loans made by our stockholders and other investors, banks, and through funds received from the sale of State of New Jersey NOL's (Net Operating Losses) through the New Jersey State Tax Credit Transfer program.

During the year ended December 31, 2001 compared to the year ending December 31, 2000, we have increased administrative expenses and our monthly cash requirements. For the year ending December 31, 2002 as its business development activities increase we expect the following:

We expect to continue our development efforts with respect to antifungal, anticancer, antiviral (including anti-AIDS) and anti-inflammatory compounds, as well as antiaging and memory enhancing compounds. Although we do not expect product revenues from these sources in 2002, we anticipate that these development activities may allow us to enter into more favorable licensing and/or investment arrangements.

We plan to receive, as in the past, financing from cash advances, convertible debentures and loans from private investors and affiliates of ours, and defer payment of certain expenses payable to officers of Xechem.

We are attempting to raise outside financing through the issuance of equity securities or other instruments, although no agreements are currently in place.

In addition we have issued, and plan to continue issuing equity securities where possible to obtain services, without expending cash. We also plan to continue receiving cash from the sale of our New Jersey net operating loss carryforward.

NOTE 3    INCOME TAXES

     We have not provided for income taxes since we have generated net operating losses for current tax purposes, and all deferred tax assets have been fully reserved. As of December 31, 2001 Xechem had net operating loss carryforwards ("NOL") for federal income tax purposes of approximately $20.5 million, which a portion of the NOL begins to expire in 2009 and fully expires in 2021. As Xechem continues to sell stock, Xechem may undergo ownership changes within the meaning of Section 382 of the Internal Revenue Code of 1986 as amended (the "Code"). Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating losses and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percent change in ownership occurs. Accordingly, the actual utilization of the net operating loss carryforward and other deferred tax assets for tax purposes may be limited annually to the percentage (approximately 6%) of the fair market value of the Company at he time of any such ownership changes.

As of December 31, 2001 and 2000 we have a deferred tax asset of approximately $7.0 million and $6.3 million, primarily arisen out of our Net Operating Losses, and writedowns of inventory and other assets, a full valuation allowance has been provided due to the uncertainty of realization.

As of December 31, 2001 we have received approval from the New Jersey Economic Development Authority ("NJEDA") to sell approximately $519,000 of a total of $766,000 of tax benefits generated from NOL's. Under the terms of this NJEDA program, the proceeds of the sale had to be used for the purchase of fixed assets, working capital and any other expenses determined by the NJEDA to be in conformity with the New Jersey Emerging Technology and Biotechnology Financial Assistance Act. During 2001 and 2000, Xechem and its subsidiaries transferred the tax benefits of $519,000 and $300,000 in exchange for $452,000 and $249,000 respectively, pursuant to the New Jersey State Tax Credit Transfer program. We received $452,000 pursuant to this program in January 2002 and such amount is reflected in current assets at December 31, 2001.

Since 1994, the Company has approximate net operating loss carryforwards for Federal income tax purposes as follows:

                         Amount                 Expiration Date
                         ------                 ---------------
                       $3,170,000                    2009
                        3,183,000                    2010
                        3,218,000                    2011
                        3,762,000                    2012
                        1,992,000                    2018
                        2,257,000                    2019
                        1,863,000                    2020
                        1,100,000                    2021

NOTE 4    RELATED PARTY TRANSACTIONS

NOTES PAYABLE - Xechem owes Dr. Pandey, Chairman of the Board, $721,000 as of December 31, 2001 from an interest bearing advance ($269,000) at 10% per annum and the note will be due when Xechem is no longer a development entity, accrued interest ($157,000), accrued salary ($261,000) and accrued expenses ($34,000). At December 31, 2000, Xechem owed Dr. Pandey $615,000. Xechem also has a note payable to Dr. Renuka Misra, director of Natural Products, for $298,300 with 12% annual interest due September 20, 2002. Interest expense for related parties totaled $63,000 and $66,000 for the years ended December 31, 2001 and 2000, respectively, related to these notes. Xechem has received funding from Beverly Robbins, a sales and marketing representative totaling $198,000 as of December 31, 2001. There is also a $20,000 loan, bearing interest of 8% per annum, due to Dr. Bhairab Pandey, a research scientist of ours, as of December 31, 2001.

XECHEM CHINA - Xechem has received $140,000 during the year ended December 31, 2000 from Xechem China pursuant to an interest free loan. Although an additional $340,000 was due Xechem under the original loan terms, no amounts were received in 2001 and it is unlikely any additional amounts will be received. The loan advanced by Xechem China shall be repaid by Xechem out of its share in the dividends or distribution of Xechem China. Since Xechem-China had no activity in 2001 and no foreseeable profits in the near future there will not be any short-term repayment to Xechem-China.

XECHEM INDIA - Xechem currently receives its supplies of plant extracts from India through informal collaborative relationships. Dr. Pandey and his brothers had incorporated a corporation in India ("Xechem India"), which was established to formalize such relationships by obtaining contracts for dependable supplies of plants and other raw materials. Based on its discussions with Indian sources for such materials, Xechem believed that an Indian corporation would obtain such contracts on significantly better terms than would a United States-based corporation. Xechem India may also conduct certain research, manufacturing, and marketing activities in India. In 1998, as a contribution to Xechem's capital, Dr. Pandey transferred his 66-2/3% interest in Xechem India to Xechem for no consideration other than reimbursement of amounts Dr. Pandey advanced for organizational expenses (approximately $5,000). Dr. Pandey's brothers will initially own the remaining equity in Xechem India, some or all of which Xechem anticipates will be made available to other, unrelated, persons in India. The minority interest in Xechem India is not material.

LEASES - Dr. Pandey owns 25% of the lessor of our operating facility as a limited partner (See Note 5).

NOTE 5    COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

Dr.  Pandey is  employed  pursuant to  Agreements  through  February  2005 which provide for a salary of $140,000 a year commencing July 1, 1992, subject to annual increases in proportion to the increase in the consumer price index. In addition a royalty payment is due Dr. Pandey or his estate or designees in the amount of 2-1/2% of Xechem's net profits before taxes, as determined under generally accepted accounting principles, with respect to any products developed by Xechem during Dr. Pandey's tenure with us whether prior to or after the term of the Employment Agreement. This royalty will continue to be paid to Dr. Pandey and/or his successors so long as any such products are sold by Xechem (regardless of whether Dr. Pandey is actually employed by Xechem at the time of such sale). Further Dr. Pandey will receive a severance payment equal to his remaining compensation under the Agreements if his services are terminated. Dr. Pandey is also entitled to purchase voting stock equal to 20% of the outstanding voting stock, and accordingly we issued options to acquire 2,232 and 100,000 additional Class C shares Series 5 and 6 to Dr. Pandey in 2001 and 2000 respectively with voting rights equal to 22,320,000 and 42,259,000 of common stock respectively.

Dr. Pandey has agreed to defer a portion of compensation otherwise payable to him under these agreements until such time as Xechem has the available funds. At December 31, 2001 unpaid compensation totaled $261,000.

LEASES - Xechem leases its facilities under an operating lease that began in April 1991 and expires on September 30, 2005. In 1996, Dr. Pandey purchased a 25% beneficial ownership in the lessor as a limited partner in such entity, which may be deemed to be an affiliate of Dr. Pandey. The lease provides Xechem with renewal options for two additional five-year periods. Rent expense under the operating lease amounted to approximately $94,000 and $105,000 for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, Xechem owes rental payments to the lessor totaling approximately $80,000.

We are currently in arrears to our landlord and we are occupying more space then is stated in our current lease. Presently we are in the process of renegotiating the lease to rectify the issue regarding uncharged space and to extend the term of the lease. We do not foresee any major problems with finalizing the new lease in a timely fashion.

Xechem has two equipment leases outstanding as of December 31, 2001. The first lease is owed to Avaya Financial Services for our phone system upgrade; the lease is for thirty-six (36) monthly payments totaling $12,485. The second lease is a simple equipment lease with Citicorp Vendor Finance, Inc. for our new Konica Copier with sixty monthly payments totaling $28,493. The first payment under both leases was made in January 2002.

In August of 2001 Dr. Pandey entered into a new 36-month car lease with GMAC, payable by Xechem. As of December 31, 2001 we had a liability of approximately $22,600 due in equal monthly payments of $729.

PURCHASE COMMITMENTS - In September 1994, Xechem entered into an agreement with Guizhou Fanya Pharmaceutical Co., Ltd. ("Guizhou"), a Chinese company, for Guizhou to supply to Xechem partially processed raw material for paclitaxel. This purchase of the raw material by Xechem was contingent upon Guizhou meeting specific contractual criteria which were met in 1995 and the purchases were consummated in 1997 and 1996, resulting in a substantial outlay of cash.

Xechem has bought all of its crude paclitaxel from Guizhou. Although there are a limited number of suppliers of these materials, Xechem has come to an agreement with a second supplier and is negotiating with a third supplier on comparable terms to assure there is no delay in manufacturing. In 2001 and 2000, no purchases of paclitaxel were made.

LICENSE AGREEMENT - In August 1997, Xechem entered into a license agreement granting it exclusive worldwide rights to a novel formulation (patent pending for the delivery of paclitaxel developed by the University of Texas MD. Anderson Cancer Center, ("M.D. Anderson") in collaboration with Xechem. Xechem will pay royalties to M.D. Anderson on net sales and future minimum annual royalties as follows, after the beginning of licensed sales, as follows:

                      1st Year                    $25,000
                      2nd Year                     35,000
                      3rd Year                     45,000
    Each year for 17 years thereafter              50,000

To date Xechem has not generated any sales with respect to the agreement, and no royalties were paid.

Xechem is currently in litigation with M.D. Anderson with respect to M.D. Anderson's desire to terminate the License Agreement on the basis that Xechem is "insolvent", which Xechem believes is not correct due to the fact that Xechem is still operating and has met all of it's financial obligations to date concerning M.D. Anderson. Xechem believes that this litigation will not have a material effect on the financial condition of Xechem.

LOVASTATIN AGREEMENT - In March 1997, Xechem acquired a strain and related technology to produce Lovastatin for a total purchase price of $300,000, payable $50,000 upon delivery, $50,000 upon initial laboratory verification, $100,000 upon additional laboratory verification and $100,000 upon the earlier of commercial production or two years after delivery of the strain and related technology. For accounting purposes, the payments have been considered research and development expenses incurred at the earliest date to which they become payable. Through December 31, 1998, a total of $200,000 has been recorded as research and development expense, of which $100,000 has been paid and $100,000 is included in accounts payable at December 31, 2000 and 1999. There has been no activity in 2000 or 2001 but Xechem intends to continue with the agreement.

NOTE 6    STOCK OPTIONS :

Xechem's Stock Option Plan provides for the grant of up to 25,000,000 shares of Common Stock to employees with incentive stock options ("ISOs") and non-qualified stock options to employees, consultants and directors. The Plan is administered by the Board of Directors and the stock option committee.

The exercise price of all ISOs granted under the Plan must be at least equal to the fair market value of the shares of Common Stock on the date of the grant. With respect to any participant who owns stock possessing more than 10% of the voting power of Xechem's outstanding capital stock, the exercise price of any ISO granted must equal at least 110% of the fair market value on the grant date and the maximum exercise period of the ISO must not exceed five years. The exercise period of any other options granted under the Plan may not exceed 11 years (10 years in the case of ISOs). Options begin vesting after one year from the grant date at a rate of 20% per year. In December 1997, an exception was made so that 780,000 options granted on December 2, 1997 will begin vesting after one year from the grant date at a rate of 33 1/3% per year. In July 2000, an exception was made so that of the 13,200,000 options granted on July 11, 2000, approximately one third (1/3) vested immediately and the balance will vest equally one year and two years from the grant date. In July 2001, an exception was made so that of the 11,650,000 options granted on July 9, 2001, approximately one third (1/3) vested immediately and the balance will vest equally one year and two years from the grant date.

The Plan will terminate in December 2003, ten years after the date it was first approved, though awards made prior to termination may expire after that date, depending on when granted.

     A summary of stock option activity under the plan is as follows (shares in thousands):

                                                        2001                             2000
                                                      --------                         --------
                                                      Weighted-                        Weighted-
                                                      ---------                        ---------
                                                      Average                          Average
                                                      -------                          -------
                                      Shares       Exercise Price      Shares       Exercise Price
                                      ------       --------------      ------       --------------
OUTSTANDING ON JANUARY 1,              12,024         $   0.04           1,516         $   0.14

Granted                                11,650         $  0.014          13,200         $   0.03
Exercised                                (450)        $  0.010          (1,326)        $   0.01
Forfeited/Expired                        (305)        $  0.015          (1,366)        $   0.02
                                     --------         --------        --------         --------

  OUTSTANDING ON DECEMBER 31,          22,919         $  0.025          12,024         $   0.04
                                     ========         ========        ========         ========

  EXERCISABLE ON DECEMBER 31,          12,910         $  0.026           4,682         $   0.04
                                     ========         ========        ========         ========

The following table summarizes information about stock options at December 31, 2001 (shares in thousands):

                             Outstanding Stock Options              Exercisable Stock Options
                             -------------------------              -------------------------
                                     Weighted-
                                     ---------
                                     Average         Weighted
                                     -------         --------
  Range of                           Remaining       Average                     Weighted-Average
  --------                           ---------       -------                     ----------------
Exercise Prices       Shares     Contractual Life Exercise Price      Shares      Exercise Price
---------------       ------     ---------------- --------------      ------      --------------

$0.01 to 0.34          22,774             9.8        $   0.02          12,765        $  0.017
$0.66 to 5.00             145             5.9        $   0.81             145        $   0.81
                     --------        --------        --------        --------        --------

     Totals            22,919             9.8        $  0.025          12,910        $  0.026
     ------          ========        ========        ========        ========        ========

Compensation cost for the stock option plans has been determined based on the fair value at the grant dates for awards under the plan, which resulted in approximately a $199,000 in 2001 and a $267,000 charge in 2000 with additional charges of approximately $284,000 scheduled in the next two years which has been recorded as unearned compensation in the accompanying financial statements.

The fair value of certain option grants is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001 and 2000, respectively; dividend yields of 0% for each year, expected volatility of approximately 122 % in 2001 and 210% in 2000, risk-free interest rates of 5.63 percent for each year and expected lives of 10 years for both years. The weighted-average fair value of options granted was 117,000 and 113,000 for the each of the years ended December 31, 2001 and 2000 respectively.

Had compensation cost for the stock option plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative method set forth under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," Xechem's pro forma net loss and pro forma net loss per share would have been as follows:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                     2001               2000
                                                     ----               ----

Net Loss:
     As Reported                                  $   (1,744)        $   (1,971)
     Pro Forma                                    $   (2,480)        $   (2,298)
Net Loss Per Share:
     As Reported                                  $    (0.01)        $    (0.01)
     Pro Forma                                    $    (0.01)        $    (0.01)

In 2001, 11,650,000 options were granted to employees, directors, consultants and attorneys as incentives and bonuses. We recognized a charge to operations in 2001 of $199,000 relating to the issuance of these stock options and options issued in prior years.

NOTE 7    COMMON AND PREFERRED STOCK:

The largest shareholder of our stock is Ramesh C. Pandey Ph.D., Chairman of the Board of Xechem International Inc.

David Blech, an outside investor ("Blech"), his wife and the trustee of the Harbor Trust (formally known as the Edward A. Blech Trust) granted to Dr. Pandey an irrevocable proxy to vote all of the shares under his control.

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

Xechem recognized a charge to operations of $72,000 and $107,000 for the years ended December 31, 2001 and 2000, respectively, for shares of common stock issued to consultants.

The following table summarizes the number of shares of common stock and preferred stock outstanding at December 31, 2001 and 2000:

--------------------------------------------------------------------------------
                                         DECEMBER 31, 2001     DECEMBER 31, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
COMMON STOCK                             378,841,000           344,537,000
--------------------------------------------------------------------------------
CLASS A VOTING PREFERRED STOCK           2,500                 2,500
--------------------------------------------------------------------------------
CLASS B PREFERRED STOCK                  0                     0
--------------------------------------------------------------------------------
CLASS C  - SERIES 6 PREFERRED STOCK      2,232                 0
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

CLASS A VOTING PREFERRED STOCK - There are currently outstanding 2,500 shares of Class A Preferred Stock. The holder of Class A Preferred Stock is entitled to receive dividends of $.00001 per share, and $.00001 per share in liquidation, before any dividends or distributions on liquidation, respectively, may be paid to the holders of Common Stock. The holder of the Class A Preferred Stock is entitled to cast 1,000 votes per share except as may be required by the Delaware General Corporation Law, and except that the affirmative vote or consent of the holders of a majority of the outstanding Class A Preferred Stock is required to approve any action to increase the number of authorized shares of Class A Preferred Stock, to amend, alter, or repeal any of the preferences of the Class A Preferred Stock, or to authorize any reclassification of the Class A Preferred Stock. Dr. Pandey owns all of the outstanding Class A Preferred Stock. Xechem may redeem the Class A Preferred Stock for $.00001 per share at any time after May 3, 2009, however, pursuant to the private offering of Xechem's Common Stock in 1995 and 1996, Dr. Pandey agreed with the underwriter to waive the option to redeem the Class A Preferred Stock. As of December 31, 2001 Dr. Pandey is still the holder of record.

CLASS B 8% PREFERRED STOCK - The 8% Preferred Stock is entitled to cumulative dividends on the liquidation preference at the rate of 8% per annum, payable quarterly. The 8% Preferred Stock may be redeemed at any time, in whole or in part, at the option of Xechem for a redemption price equal to the liquidation preference plus accrued and unpaid dividends. After the fifth anniversary of issuance, the holders of 8% Preferred Stock may, at each holder's option, convert such 8% Preferred Stock into Common Stock at a conversion price equal to $5.00 per share; provided that if a change in control has occurred such shares may be converted, regardless of whether five years have elapsed at a conversion price equal to the least of (I) $5.00, (II) 25% of the then-current market price of the Common Stock or (III) the lowest price paid by the hostile acquirer within the one year preceding the change in control. The 8% Preferred Stock has no voting rights except for corporate actions such as mergers, consolidation, or sales of substantially all the assets of Xechem, which will require the affirmative vote or consent of the holders or majority of such shares, and except as may be required by law.

CLASS C PREFERRED STOCK - Xechem's Board of Directors may, without further action by Xechem's stockholders, from time to time, issue shares of the Class C Preferred Stock in series and may, at the time of issuance, determine the rights, preferences, and limitations of each series. Any dividend preference of any Class C Preferred Stock, which may be issued, would reduce the amount of funds available for the payment dividends on Common Stock. Also, holders of the Class C Preferred Stock would normally be entitled to receive a preference payment in the event of any liquidation, dissolution, or winding-up of Xechem before any payment is made to the holders of Common Stock. The Board of Directors of Xechem, without stockholder approval, may issue the Class C Preferred Stock with voting and conversion rights, which could adversely affect the holders of Common Stock.

On July 9, 2001 we authorized the creation of a Class C, Series 6 Preferred Voting Stock, par value $0.00001 per share, consisting of 10,000 shares thereof with each share of Class C, Series 6 Preferred Voting Stock to be entitled to 10,000 votes and to vote as a class together with Common Stock. We have also granted a five (5) year option to Dr. Pandey to purchase up to 2,232 shares of Class C, Series 6 Preferred Voting Stock, $0.00001 per share, which are part of the options granted to Dr. Pandey by resolution of the Board of Directors at its meeting held on August 18, 1999, as amended by the Board of Directors today. This option was exercised in October of 2001.

NOTE 8 - XECHEM CHINA JOINT VENTURE

On April 4, 2000, Xechem signed a joint venture agreement with J & M Consultants, Ltd. ("J & M") to establish Xechem Pharmaceutical China Ltd. (Xechem China) with offices in Hong Kong and Beijing, People's Republic of China. Xechem China is owned 45% by Xechem and 55% by J & M Consultants, Ltd. The purpose of establishing Xechem China was to carry on the business of manufacturing, marketing and distributing pharmaceutical and nutraceutical products. Xechem China will also carry out research, development, clinical studies and production of new drugs based on Xechem's technology related to traditional Chinese medicine and other disciplines, provide consulting services for drug development and set up a certified laboratory in, the People's Republic of China to screen, verify and certify pharmaceutical products for the public.

Xechem has not made an investment in cash or by transfer of recorded assets to Xechem China, and accordingly, there is no amount reflected on the balance sheets of Xechem at December 31, 2001 and December 31, 2000. Xechem has no obligation to fund any loses or commitments of Xechem-China.

During the second quarter of 2001 Xechem Pharmaceutical China Ltd. has temporarily ceased active operations, due to Xechem-China's president and C.E.O. having to devote his full attention to his other holdings. Xechem feels this is a temporary situation and will not hinder Xechem's present or future involvements in the Asian Market. Xechem and its subsidiaries are still actively pursuing other relationships.

NOTE 9 -  LOANS PAYABLE

Loans payable at December 31, 2001 and 2000 totaled approximately $54,000 and $130,000, respectively. This loan has been collateralized by all tangible assets including receivables. The o $54,000 loan represents borrowings against a $ 55,000 line-of-credit at interest rate of 6.75% as of December 31, 2001 from the Bank of New York as compared to $30,000 in borrowings against a $ 50,000 line-of-credit at an annual rate of 11.5% for 2000 from the Bank of New York. The $100,000 note from 2000 due to an individual with an interest rate of 10% per annum was converted into Xechem's "Convertible Debentures" -see Note 10- on October 1, 2001 for an amount of $110,000, which included accrued interest.

NOTE 10 - CONVERTIBLE DEBENTURES

During 2001 Xechem filed a Registration Statement under the Securities Act of 1933 registering 598,146,600 shares of Xechem International Inc. common stock with a per value of $ 0.00001 per share.

As of December 31, 2001 we have $1,013,904 in outstanding debentures bearing interest at 8% and maturing in 2011. At December 31,2001 there was $22,000 in accrued interest relating to the debentures. After a series of modifications the debentures, are convertible into common stock using a conversion price of $
0.0015. In November of 2001 debentures totaling $68,033 in principal and interest were converted into 27,213,333 shares of common stock. We have recognized a charge to operations of approximately $216,000 relating to the beneficial conversion feature and modifications thereof.

During the first quarter of 2002, $108,000 of the debentures with accumulated interest of $5,200 were converted into 82,568,008 shares of common stock.

Xechem has reserved the right to repay these Debentures in full or in part without penalty at any time. Xechem must give fifteen (15) days notice to the payee of its intention to prepay.

NOTE 11 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of fiscal 2000 Xechem recorded significant fourth quarter adjustments related to the accounting for the issuance of stock options to directors, consultants and employees of Xechem as well as stock given out to various consultants of Xechem in exchange for their services rendered. Xechem also recorded fourth quarter adjustments related to the beneficial conversion feature of convertible debt. The charges for the above items approximated $430,000, of this amount approximately $325,000 relates to the third quarter. Accordingly Xechem filed an amended 10Q for the period ended September 30, 2000.

NOTE 12 - LOAN TO CONSUMERS CHOICE

During the fourth quarter of 2001 we loaned Consumers Choice Systems Inc. ("CCSI") $40,000 under two equal notes with an interest rate of 10 % annually, principal and interest are payable within one(1) year. These loans were facilitated by one of our major investors who also has a relationship with Consumers Choice Systems Inc.

In the first quarter of 2002 we combined these notes along with a prior note of $ 40,000, which was previously fully reserved, plus accrued interest and new borrowings of $75,000. The new note receivable is for $162,487 at 12% annually, with repayment in twelve equal payments of $14,436.77 per month commencing in 2002. To date we have not received any payments. We are currently considering negotiating a possible conversion of some or of the entire note receivable into equity in Consumers Choice Systems Inc.

NOTE 13 - EMPLOYEE BENEFIT PLAN

Effective August 1, 1997, the Company established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Any employee who is at least eighteen years of age and has completed thirty days of employment may enroll in the plan. Participants may contribute up to 12% of their compensation, with an average contribution of 7.5%, up to a maximum of $10,500. Employer contributions are made up to 4% of the employee's gross compensation with an average contribution of 3.5%. In 2001 and 2000, respectively, the Company contributed approximately $11,552.24 and $ 3,701.72 to the plan. Participants are always 100% vested in their contributions and earnings. The employer contributions and earnings are fully vested in six years from date of employement.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

None

                                    PART III
                                    --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
          --------------------------------------------------

     The names of the directors and executive officers of Xechem and their respective ages and positions with Xechem are as follows:

NAME                                   AGE   POSITION WITH XECHEM
----                                   ---   --------------------

Dr. Ramesh C. Pandey (2)(3)(4) .....   63    Chief Executive Officer, President,
                                             Chairman of the Board of Directors,
                                             Secretary and Treasurer.

Stephen F. Burg (1)(2)(3)(4) .......   64    Director and Assistant Treasurer

Dr. Jed C. Goldart (1)(2)(3) .......   57    Director

Neil M. Kosterman ..................   55    Director

John P. Luther Esq .................   48    Director,  Vice  President, General
                                             Counsel,  Assistant  Secretary  and
                                             Assistant Treasurer

(1)  Member of Stock Option Committee.
(2)  Member of Compensation Committee.
(3)  Member of Audit Committee.
(4)  Member of Nominating committee

     All directors hold office until their successors have been elected and qualified or until their earlier resignation or removal. Directors are elected annually and serve without remuneration for service as directors. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers.

     RAMESH C. PANDEY, PH.D., is our founder. He has been Chief Executive Officer and President and a director of Xechem Inc. since its formation in 1990 and our Chief Executive Officer, President, and Chairman of the Board of Directors since our formation in February 1994. From 1984 to March 1990, Dr. Pandey was the President and Chief Scientist of our predecessor, which was a subsidiary of LyphoMed. Dr. Pandey served as a visiting Professor at the Waksman Institute of Microbiology at Rutgers University from 1984 to 1986. Dr. Pandey has also served as scientist, consultant, and research associate for several universities and private laboratories. Dr. Pandey has published over eighty articles in professional publications such as the Journal of Antibiotics, the Journal of the American Chemical Society, the Journal of Industrial Microbiology and the Journal of Natural Products. Dr. Pandey is a member of the editorial board of the Journal of Antibiotics and of several professional societies.

     STEPHEN F. BURG has been a director  since  1996.  Mr.  Burg has been chief executive officer of SB corporate Consulting, Inc., which offers corporate growth strategies for public and private companies, nationally and internationally. From 1978 to 1986, Mr. Burg was Vice President-Corporate Acquisitions for Evans Products Company and from 1973 to 1978 was Corporate Director-Acquisitions and Human Services for Jack August Enterprises. Mr. Burg serves as a consultant to various businesses.

     DR. JED C. GOLDART was elected a director in 2001. Dr. Goldart is a board certified psychiatrist trained in public health and population science. He received his medical education at New York University Medical School, and residency training in psychiatry at Psychiatric Institute-Columbia Presbyterian Hospital, while completing a

Masters Degree in Public Health and Administration (MPH) at The Columbia School of Public Health in New York City. During his career he has served as a clinician, and as a health care administrator and Medical Director/physician executive for the managed health care industry, building and running large health care systems with thousands of health care facilities and professionals serving millions of consumers throughout the United States.

     In the early  1980s,  Dr.  Goldart  founded  an  innovative  "hospital  for wellness" in New York City, BioFitness Institute, with a staff of sixty multidisciplinary professionals providing an integrated program of health promotion/disease prevention services. Beginning in 1985, Dr. Goldart served for fourteen years as Medical Director for nationally ranked managed behavioral health organizations. His responsibilities included balancing and successfully achieving business objectives of assuring clinical excellence, promoting population health and preventing disease, and managing medical financial risk; while assuring consistently high service satisfaction levels for millions of health plan beneficiaries nationwide. In 1999, Dr. Goldart founded Innovative Healthcare Works, a consulting practice serving health care marketing and communications organizations and their medical equipment/technology and pharmaceutical clients. In November 2001, Dr. Goldart became Chief Operating Officer of AmmunoMed LLC, a Toledo Ohio based company, with the exclusive right to distribute a broad-spectrum, food-based nutraceutical with bioactive capability to modulate cellular function to the U.S. medical market.

     Dr. Goldart is a Diplomat of The National Board of Medical Examiners, The American Board of Psychiatry and Neurology, Inc., and The American Board of Quality Assurance and Utilization Review Physicians.

     NEIL M. KOSTERMAN was elected a director in 2001. He is the manager and founder of DeltaQuest LLC, a venture-consulting firm, which specializes in startup and difficult business situations primarily in the medical and pharmaceutical industry. He has over 30 years of experience in developing and marketing innovation and improving growth and profitability for employers and clients including Pfizer, CR Bard, and Smith & Nephew. He recently completed an assignment as interim president for a NASDAQ company in medical products. He has participated as a principal or consultant in more than 10 startup situations.

     JOHN P. LUTHER, ESQ. was elected a director in 2001. He has represented us in private practice for a number of years in all aspects of intellectual property law and litigation. In addition to being a practicing attorney he holds undergraduate degrees in organic and molecular biochemistry. Mr. Luther became our Vice President and General Counsel of Xechem in 2001.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     Our executive officers, directors and shareholders beneficially owning more than 10% of our Common Stock are required under the Exchange Act to file reports of ownership of Common Stock of Xechem with the Securities and Exchange Commission. Copies of those reports must also be furnished to us. Based solely upon a review of the copies of reports furnished to us and written representations that no other reports were required, we believes that during the preceding year all filing requirements applicable to executive officers, directors and shareholders beneficially owning more than 10% of our Common Stock have been complied with the exception of Jay Gupta who was late filing a Form 3 and a Form 4.

COMMITTEES

     Our Stock Option Committee, established in May 1995, presently consists of Dr. Goldart and Mr. Burg. The Stock Option Committee administers the 1995 Stock Option Plan and reviews and recommends to the Board of Directors stock options to be granted.

     Our Compensation Committee, established in May 1995, presently consists of Dr. Pandey, Mr. Burg and Dr. Goldart. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of Xechem and reviews general policy matters relating to compensation and benefits of employees of Xechem.

Our Audit Committee, established in May 1995, presently consists of Dr. Pandey, Mr. Burg and Dr. Goldart. The Audit Committee reviews with our independent public accountants the scope and timing of their audit services and any other services they are asked to perform, the accountants report on our financial statements following completion of their audit and our policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee makes annual recommendations to the Board of Directors for the appointment of independent accountants for the ensuing year.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

Compensation of Directors.
-------------------------

     Directors do not receive any standard compensation for services.

Executive Compensation.
-----------------------

     Set forth below is information concerning the compensation for 1999, 2000 and 2001 for our President and Chief Executive Officer, who is the only executive officer of Xechem whose compensation exceeded $100,000:

=============================================================================================================
                                                                  LONG TERM COMPENSATION
                                                            ----------------------------------
                                                                                                  ALL OTHER
                                ANNUAL COMPENSATION                  AWARDS            PAYOUTS   COMPENSATION
----------------------------------------------------------------------------------------------
                                                                         SECURITIES
                                                 OTHER      RESTRICTED   UNDER-LYING
                                                ANNUAL        STOCK        OPTIONS      LTIP
          YEAR             SALARY    BONUS   COMPENSATION     AWARDS                   PAYOUTS
-------------------------------------------------------------------------------------------------------------
Dr. Ramesh Pandey  1999   $140,000     0        $1,249           0            0           0           0
                   2000   $140,000     0        $  688      $1,563,000        0           0           0
                   2001   $140,000     0        $1,380           0            0           0           0
=============================================================================================================

EMPLOYMENT AGREEMENTS

     Ramesh C. Pandey is employed pursuant to an agreement which provides for a base salary of $140,000 per year, subject to an annual increase in proportion to the increase in the consumer price index, such bonuses as a majority of the disinterested members of our board of directors may determine, and a royalty of 2 1/2% of our net profits before taxes with respect to any products developed by us or our affiliates during the term of the agreement. The royalty will be payable to Dr. Pandey or his estate so long as we continue to sell such products, notwithstanding any termination of the agreement. The agreement provides for a ten-year term, but permits either party to terminate the agreement after five years; if we terminate the agreement, Dr. Pandey will be entitled to receive severance equal to his compensation for the two years prior to termination. Dr. Pandey has agreed not to engage in certain business activities (generally similar to those currently engaged in by us) for six months (four months, in certain cases) after the termination of his employment with us. If there is a change in the beneficial ownership of 20% or more of our capital stock, Dr. Pandey may, at any time within one year after such event, terminate the agreement, in which event his noncompete and confidentiality agreement terminate and any indebtedness of us to Dr. Pandey shall accelerate.. In August 1996, due to the financial constraints of us, Dr. Pandey's salary was reduced by 54%. In November 1996, 50% of the reduction was restored and in February 1997, Dr. Pandey was returned to full salary. The reduction in salary was not accrued and will not be paid to Dr. Pandey. On September 30, 1998 Dr. Pandey signed an Amended Employment Agreement extending his current agreement by two years. He was also granted an option to purchase stock of Xechem in an amount equal to 20% of the total number of shares sold by us in a Rights Offering to certain shareholders and one or more subsequent offerings to raise up to $10,000,000 of additional capital through December 31, 2002.

     In 2001 Dr. Pandey deferred $70,000 of salary for a total of $261,425 of deferred salary until we have funds to pay him as set forth in the amendment to his Employment Agreement.

STOCK PLAN

     Effective December 1993, our sole stockholder approved the Share Option Plan (the "Plan"), which we have assumed, providing for the issuance to employees, consultants, and directors of options to purchase up to 12,600,000 shares of Common Stock. The Plan provides for the grant to employees of incentive stock options ("ISOs") and non-qualified stock options. On July 11, 2000, the Board of Directors increased the number of options available to 25,000,000.

     The Plan is administered by a Stock Option Committee established in May 1995 comprised of two members of the Board of Directors which has the power to determine eligibility to receive options and the terms of any options granted, including the exercise or purchase price, the number of shares subject to the options, the vesting schedule, and the exercise period. The exercise price of all ISOs granted under the Plan must be at least equal to the fair market value of the shares of Common Stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of our outstanding capital stock, the exercise price of any ISO granted must equal at least 110% of the fair market value on the grant date and the maximum exercise period of the ISO must not exceed five years. The exercise period of any other options granted under the Plan may not exceed 11 years (10 years in the case of ISOs).

     The Plan will terminate in December 2003, ten years after the date it was first approved, though awards made prior to termination may expire after that date, depending on when granted. As of December 31, 2001, we have granted options under the Plan to purchase 24,529,333 shares of Common Stock, with 22,919,000 still outstanding under the Plan.

AGGREGATED OPTION EXERCISES IN FISCAL 2001 AND FISCAL YEAR-END OPTION VALUES

     The following table provides information on option exercises during the year ended December 31, 2001 by the directors and executive officers of Xechem and the value of such parties' unexercised stock options as of December 31, 2001.

===============================================================================================================
                                                         NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                          OPTIONS AT 12/31/01             AT 12/31/00 (1)
---------------------------------------------------------------------------------------------------------------
                           SHARES
                        ACQUIRED ON       VALUE
          NAME          EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------

Dr. Ramesh C. Pandey      2,232(2)          0          1,000,000       500,000          $0             $0

Stephen F. Burg              0              0          1,522,700       500,000          $0             $0

Dr. Jed C. Goldart           0              0            500,000       500,000          $0             $0

Neil M. Kosterman            0              0            500,000       500,000          $0             $0

John P. Luther Esq.          0              0          1,000,000     2,000,000          $0             $0

===============================================================================================================

(1) Represents the excess, if any, of the closing price of the Common Stock as quoted on the OTC Bulletin Board on December 31, 2001 ($.011) over the exercise price of the options, multiplied by the corresponding number of underlying shares.
(2) Class C, Series 6 Voting Preferred Stock, Par Value $0.00001 per share, 10,000 votes per share.

     The following table provides information on options granted for Common Stock during the year ended December 31, 2001 to the directors and executive officers of Xechem.

---------------------------------------------------------------------------------------------------------------------
NAME                    NUMBER OF OPTIONS      PERCENT OF TOTAL OPTIONS GRANTED TO   EXERCISE PRICE   EXPIRATION DATE
                        GRANTED TO DIRECTORS   EMPLOYEES
---------------------------------------------------------------------------------------------------------------------
Dr. Ramesh C. Pandey    0                      0                                     0                --
---------------------------------------------------------------------------------------------------------------------
Stephen F. Burg         500,000                4.4%                                  $0.015           July 09, 2012
---------------------------------------------------------------------------------------------------------------------
Dr. Jed C. Goldart      1,000,000              8.8%                                  $0.01            July 09, 2012
---------------------------------------------------------------------------------------------------------------------
Neil M. Kosterman       1,000,000              8.8%                                  $0.01            July 09, 2012
---------------------------------------------------------------------------------------------------------------------
John P. Luther Esq.     3,000,000              26.4%                                 $0.01            July 09, 2012
---------------------------------------------------------------------------------------------------------------------

     We have not granted any Long-Term Incentive Plan-Awards during the year ended December 31, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock and total voting stock (including the Class A and Class C Preferred Stocks) as of February 15, 2002 by: (i) each stockholder known by Xechem to beneficially own in excess of 5% of the outstanding shares of Common Stock or Class A Preferred Stock; (ii) each director or nominee for director; and (iii) all directors and executive officers as a group. Ramesh C. Pandey owns all of the outstanding Class A Preferred Stock. Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and investment power with respect to the shares beneficially owned by such persons.

---------------------------------------------------------------------------------------------------------------------------
                                                       CLASS A PREFERRED      CLASS C PREFERRED
                              COMMON STOCK                   STOCK                  STOCK
---------------------------------------------------------------------------------------------------------------------------
                              NUMBER OF     PERCENT   NUMBER OF   PERCENT    NUMBER OF   PERCENT    PERCENT OF
NAME AND ADDRESS                SHARES     OF CLASS    SHARES     OF CLASS    SHARES     OF CLASS   VOTING STOCK (1)(2)(15)
---------------------------------------------------------------------------------------------------------------------------
JAY N. GUPTA (3)              40,000,000     9.54%        0          -           0          -                8.92%
---------------------------------------------------------------------------------------------------------------------------
STEPHEN F. BURG (4)            1,522,700     0.36%        0          -           0          -                 .34%
                                  (9)
---------------------------------------------------------------------------------------------------------------------------
NEIL M. KOSTERMAN (5)           500,000      0.12%        0          -           0          -                 .11%
                                 (10)
---------------------------------------------------------------------------------------------------------------------------
JED C. GOLDART M.D., M.P.H.     500,000      0.12%        0          -           0          -                 .11%
(6)                              (11)
---------------------------------------------------------------------------------------------------------------------------
JOHN P. LUTHER, ESQ. (7)       1,000,000     0.24%        0          -           0          -                 .22%
                                 (12)
---------------------------------------------------------------------------------------------------------------------------
RAMESH C. PANDEY, PH.D. (8)   61,423,663    14.65%      2,500       100%       2,665       100%             20.2%
                                 (13)                    (1)                    (2)
---------------------------------------------------------------------------------------------------------------------------
ALL DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP (2        64,766,363    15.49%      2,500       100%       2,665       100%             20.98%
PERSONS)                         (14)                    (1)                    (2)
---------------------------------------------------------------------------------------------------------------------------

     (1) GIVES EFFECT TO THE VOTING RIGHTS OF 2,500 SHARES OF CLASS A VOTING PREFERRED STOCK, ALL OF WHICH ARE OWNED BY DR. PANDEY AND WHICH ENTITLE HIM TO CAST 1,000 VOTES PER SHARE ON ALL MATTERS AS TO WHICH SHAREHOLDERS ARE ENTITLED TO VOTE.
     (2) GIVES EFFECT TO THE VOTING RIGHTS OF 2,665 SHARES OF CLASS C VOTING PREFERRED STOCK, ALL OF WHICH ARE OWNED BY DR. PANDEY AND WHICH ENTITLE HIM TO CAST 10,000 VOTES PER SHARE ON ALL MATTERS AS TO WHICH SHAREHOLDERS ARE ENTITLED TO VOTE.
     (3)  THE ADDRESS OF JAY GUPTA IS 1173 DOLLY MADISON BLVD. MCLEAN VA. 22101.
     (4) THE ADDRESS OF STEPHEN BURG IS 3257 WINGED FOOT DRIVE, FAIRFIELD, CA 94533.
     (5) THE ADDRESS OF NEIL KOSTERMAN IS 2 SOUTHWICK CIRCLE, MADISON, WISCONSIN 53717
     (6)  THE ADDRESS OF JED GOLDART IS 3 GOLDSBORO COURT BETHESDA, MD 20817
     (7)  THE  ADDRESS OF JOHN LUTHER IS 768 SOUTH 3RD STREET  PHILADELPHIA,  PA
          19147
     (8) THE ADDRESS OF DR. PANDEY IS C/O XECHEM INTERNATIONAL, INC., 100 JERSEY AVENUE, BUILDING B, SUITE 310, NEW BRUNSWICK, NEW JERSEY 08901.
     (9) DOES NOT INCLUDE 500,000 SHARES SUBJECT TO THE BURG OPTIONS, WHICH PRESENTLY ARE NOT EXERCISABLE, AND WILL NOT BE EXERCISABLE, WITHIN 60 DAYS FROM FEBRUARY 15, 2002; HOWEVER, INCLUDES 1,522,700 SHARES THAT ARE PRESENTLY EXERCISABLE OPTIONS.
     (10) DOES NOT INCLUDE  500,000  SHARES  SUBJECT TO THE  KOSTERMAN  OPTIONS,
          WHICH PRESENTLY ARE NOT EXERCISABLE, AND WILL NOT BE EXERCISABLE, WITHIN 60 DAYS FROM FEBRUARY 15, 2002; HOWEVER, INCLUDES 500,000 SHARES THAT ARE PRESENTLY EXERCISABLE OPTIONS.
     (11) DOES NOT INCLUDE 500,000 SHARES SUBJECT TO THE GOLDART OPTIONS, WHICH PRESENTLY ARE NOT EXERCISABLE, AND WILL NOT BE EXERCISABLE, WITHIN 60 DAYS FROM FEBRUARY 15, 2002; HOWEVER, INCLUDES 500,000 SHARES THAT ARE PRESENTLY EXERCISABLE OPTIONS.
     (12) DOES NOT INCLUDE 2,000,000 SHARES SUBJECT TO THE LUTHER OPTIONS, WHICH PRESENTLY ARE NOT EXERCISABLE, AND WILL NOT BE EXERCISABLE, WITHIN 60 DAYS FROM FEBRUARY 15, 2002; HOWEVER, INCLUDES 1,000,000 SHARES THAT ARE PRESENTLY EXERCISABLE OPTIONS.
     (13) DOES NOT INCLUDE 500,000 SHARES SUBJECT TO THE PANDEY OPTIONS, WHICH PRESENTLY ARE NOT EXERCISABLE, AND WILL NOT BE EXERCISABLE, WITHIN 60 DAYS FROM FEBRUARY 15, 2002; HOWEVER, INCLUDES 1,000,000 SHARES THAT ARE PRESENTLY EXERCISABLE OPTIONS.
     (14) DOES NOT INCLUDE 4,000,000 SHARES SUBJECT TO THE DIRECTORS OPTIONS, WHICH PRESENTLY ARE NOT EXERCISABLE, AND WILL NOT BE EXERCISABLE, WITHIN 60 DAYS FROM FEBRUARY 15, 2002; HOWEVER, INCLUDES 4,522,700 SHARES THAT ARE PRESENTLY EXERCISABLE OPTIONS.
     (15) DURING 2000, MR. GUPTA GRANTED TO DR. PANDEY AN IRREVOCABLE PROXY TO VOTE ALL OF THE SHARES UNDER HIS CONTROL.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     Subject to obtaining necessary regulatory approvals in India, Dr. Pandey has transferred his interest in Xechem India to Xechem for no consideration other than reimbursement of amounts (equal to approximately $5,000) Dr. Pandey advanced for organizational expenses. Dr. Pandey's brothers own the remaining equity in Xechem India. At December 31, 2001, we own substantially all of Xechem India. We anticipate that some of the equity in Xechem India will be made available to other, unrelated, persons in India. Both of Dr. Pandey's brothers and Mr. Anil Sharma, a chartered accountant, serve as directors of Xechem India. No compensation is paid to Dr. Pandey, his relatives or Mr. Anil Sharma for service as directors. See Item 1, Description of Business - Raw Material Supply.

     Effective June 25, 1996, an entity wholly-owned by Dr. Pandey (the "Holding Company") became a member of Vineyard Productions, L.L.C. ("Vineyard"), which in June 1994 acquired the building in which we lease its offices. Prior to making such investment, Dr. Pandey informed the Board of Directors of the opportunity for such investment, and the Board determined that we was not interested in such opportunity and approved Dr. Pandey making the investment. Our lease was entered into prior to that date (with a prior owner of the building) and has not been modified subsequent thereto. We are currently in negotiations to form a new lease, which would protect us in the future. We paid Vineyard $135,958 in 2001 and $228,366 in 2000.

     Also during 1999, Mr. Blech and the trustee of the Edward A. Blech Trust granted to Dr. Pandey an irrevocable proxy to vote all of the shares under their control.

     During 2000, Jay Gupta Trust granted to Dr. Pandey an irrevocable proxy to vote all of the shares under his control.

     During 2000, Dr. Pandey's brothers converted notes payable of approximately $80,000 into 7,957,100 shares of common stock of ours, under the same terms as other investors.

     During 2001, Dr. Pandey exercised his option to purchase 2,232 shares of Class C, Series 6 Preferred Voting Stock, $0.00001 per share, which are part of the options granted to Dr. Pandey by resolution of the Board of Directors at its meeting held on August 18, 1999, as amended by the Board of Directors on July 9, 2001.

     We owe Dr. Pandey, Chairman of the Board, $721,000 as of December 31, 2001 from an interest bearing advance ($269,000) at 10% per annum and the note will be due when Xechem is no longer a development entity, accrued interest ($157,000), accrued salary ($261,000) and accrued expenses ($34,000). At
December 31, 2000, Xechem owed Dr. Pandey $615,000. Xechem also has a note payable to Dr. Renuka Misra, director of Natural Products, for $298,300 with 12% annual interest due September 20, 2002. Interest expense for related parties totaled $63,000 and $66,000 for the years ended December 31, 2001 and 2000, respectively, related to these notes. Xechem has received funding from Beverly Robbins, a sales and marketing representative totaling $198,000 as of December 31, 2001. There is also a $20,000 loan bearing 8% interest per annum due to Dr. Bhairab Pandey as of December 31, 2001.

     We have received $140,000 during the year ended December 31, 2000 from Xechem China pursuant to an interest free loan. Although an additional $340,000 was due Xechem under the original loan terms, no amounts were received in 2001 and it is unlikely any additional amounts will be received. We shall repay the loan advanced by Xechem China out of our share in the dividends or distribution of Xechem China. Since Xechem-China had no activity in 2001 and no foreseeable profits in the near future there will not be any short-term repayment to Xechem-China.

     We currently receive our supplies of plant extracts from India through informal collaborative relationships. Dr. Pandey and his brothers had incorporated a corporation in India ("Xechem India"), which was established to formalize such relationships by obtaining contracts for dependable supplies of plants and other raw materials. Based on its discussions with Indian sources for such materials, Xechem believed that an Indian corporation would obtain such contracts on significantly better terms than would a United States-based corporation. Xechem India may also conduct certain research, manufacturing, and marketing activities in India. In 1998, as a contribution to Xechem's capital, Dr. Pandey transferred his 66-2/3% interest in Xechem India to Xechem for no consideration other than reimbursement of amounts Dr. Pandey advanced for organizational expenses (approximately $5,000). Dr. Pandey's brothers will initially own the remaining equity in Xechem India, some or all of which Xechem anticipates will be made available to other, unrelated, persons in India. The minority interest in Xechem India is not material.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a) (1) The following exhibits are incorporated by reference from our Registration Statement on Form SB-2 (SEC File Number 33-75300NY) referencing the exhibit numbers used in such Registration Statement:

Number Exhibit
--------------

3(i)(a)   Certificate of Incorporation.

3(i)(b)   Certificate of Correction to Certificate of Incorporation.

3(ii)     By-Laws.

10.2      Form of Pandey Option.

10.3      Form of Employment Agreement between Xechem and Dr. Pandey.

10.17     Patents.

10.18     Indemnity agreement between Xechem and Ramesh C. Pandey.

     (a)(2) The following exhibits are incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994 (File No. 0-23788).

Number Exhibit
--------------

     (a)(3) The following exhibits are incorporated by reference from our Annual Report on Form 10-KSB for the year ended December 31, 1995:

3(i)(c)   Certificate of Amendment to Certificate of Incorporation.

10.28     Xechem International, Inc. Amended and Restated Stock Option Plan.

     (a)(4) The following exhibits are incorporated by reference from our Form 8-K Current Report dated November 18, 1996:

10.29     Stockholders   Agreement   dated   November   18,  1996  among  Xechem
          International, Inc., David Blech and Ramesh C. Pandey

10.30     Stock  Purchase   Agreement  dated  November  18,  1996  among  Xechem
          International, Inc., David Blech and Ramesh C. Pandey.

     (a)(5) The following exhibits are incorporated by reference from our Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-23788).

3(i)(c)   Certificate of Amendment to Certificate of Incorporation

3(i)(d) Certificate of Designations, Preferences and Rights of Class C Shares (Class C Series 1 Preferred Stock)

3(i)(e) Certificate of Designations, Preferences and Rights (Class C Series 2 and Series 3 Preferred Stock)

3(i)(f) Certificate of Elimination (Class C Series 1, Series 2 and Series 3 Preferred Stock)

     The following exhibits are filed with the Form 10-KSB:

Number Exhibit
--------------

3(i)(g) Certificate of Designations, Preferences and Rights of Class C Shares (Class C Series 6 Preferred Stock)

21        Subsidiaries of Xechem

23        Consent of Grant Thornton LLP

     (b)  Xechem filed no Reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   XECHEM INTERNATIONAL, INC.

Date: March 29, 2002               By: /s/ Ramesh C. Pandey
                                       --------------------------------------
                                       Ramesh C. Pandey, Ph.D.
                                       Chief Executive Officer, President and
                                       Chairman of the Board of Directors

     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Ramesh C. Pandey                                    Date: March 29, 2002
    --------------------------------------
    Ramesh C. Pandey, Ph.D.,
    Chief Executive Officer, President and
    Chairman of the Board of Directors and
    Chief Accounting Officer


By: /s/ Stephen F. Burg                                     Date: March 29, 2002
    --------------------------------------
    Stephen F. Burg
    Director


By: /s/ Jed C. Goldart                                      Date: March 29, 2002
    --------------------------------------
    Jed C. Goldart, M.D., M.P.H.
    Director


By: /s/ Neil Kosterman                                      Date: March 29, 2002
    --------------------------------------
    Neil M. Kosterman
    Director


By: /s/ John Luther                                         Date: March 29, 2002
    --------------------------------------
    John P. Luther Esq.
    Director

                                  EXHIBIT INDEX

Number    Exhibit
------    -------

21        Subsidiaries of Xechem

23        Consent of Grant Thornton LLP