Form 10QSB
period 2002-03-31
XECHEM INTERNATIONAL INC
filed 2002-05-20
CIK 919611

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 2002
                               -------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

For Quarter Ended                           Commission File Number    0-23788
                  --------------------                             -------------

                           Xechem International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                22-3284803
--------------------------------------      ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswick, NJ     08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code         (732) 247-3300
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

                                 Yes [X] No [ ]

Number of shares outstanding of the issuer's common stock, as of April 30, 2002 was 558,374,654 shares.

Transitional Small Business Disclosure Format

                                 Yes [ ] No [X]

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.
                                                                        --------

Part I.   Financial Information

Item 1.   Consolidated Balance Sheets as of
              March 31, 2002 [Unaudited] and December 31, 2001........         3

          Consolidated Statements of Operations
              For the three month  period from January 1, 2002 and
              2001 to March 31, 2002 and 2001 and for the period
              from March 15,1990 (inception) to March 31, 2002
              [Unaudited] ............................................         4

          Consolidated Statement of Stockholders'
              Equity for the three months ended
              March 31, 2002 [Unaudited]..............................         5

          Consolidated Statements of Cash Flows
              For the three month  period from January 1, 2002 and
              2001 to March 31, 2002 and 2001 and for the period
              from March 15,1990 (inception) to March 31, 2002
              [Unaudited] ............................................     6 - 7

          Notes to Consolidated Financial Statements..................    8 - 11

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations  .........   12 - 16

Part II.  Other Information ..........................................        17

          Signatures..................................................        18

                       XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                             (A DEVELOPMENT STAGE ENTERPRISE)
                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)

                                                                   MARCH 31,      DECEMBER 31,
                                                                     2002             2001
                                                                 -----------------------------
CURRENT ASSETS
   Cash                                                          $     54,000     $    241,000
   Accounts receivable:
        Net Operating Loss                                                 --          452,000
        Miscellaneous                                                  24,000           62,000
   Inventory                                                            1,000            1,000
   Prepaid expenses and other current assets                           51,000            1,000
                                                                 -----------------------------

   TOTAL CURRENT ASSETS                                               130,000          757,000

Equipment, less accumulated depreciation of $1,116,000 (2002)
   and $1,067,000 (2001)                                              433,000          448,000
Leasehold improvements, less accumulated amortization of
   $592,000 (2002) and $570,000 (2001)                                423,000          445,000
Cash surrender value of officer's life insurance                       20,000           20,000
Investment in unconsolidated entity                                   115,000               --
Deposits                                                               20,000           20,000
                                                                 -----------------------------

                                                                 $  1,141,000     $  1,690,000
                                                                 =============================

CURRENT LIABILITIES
   Accounts payable                                              $    811,000     $    957,000
   Accrued expenses to related parties                                262,000          474,000
   Accrued expenses to others                                         298,000          132,000
   Notes payable other                                                 45,000           54,000
   Loans payable to related party                                     488,000          503,000
   Other current liabilities                                           41,000           70,000
                                                                 -----------------------------

     TOTAL CURRENT LIABILITIES                                      1,945,000        2,190,000
                                                                 -----------------------------

NOTES PAYABLE-RELATED PARTIES                                         409,000          409,000
CAPITAL LEASES: LONG TERM                                              22,000               --
CONVERTIBLE DEBENTURES                                                884,000        1,014,000
                                                                 -----------------------------

TOTAL LIABILITIES                                                   3,260,000        3,613,000
                                                                 -----------------------------

STOCKHOLDERS EQUITY (DEFICIT)
   Class A voting preferred stock, $ .00001 par value,
     2,500 shares authorized; 2,500 shares issued and
     outstanding (2002 and 2001)                                           --               --
   Class B 8% preferred stock, $ .00001 par value, 1,150
     shares authorized; none outstanding                                   --               --
   Class C preferred stock, $ .00001 par value, 49,996,350
     shares authorized; 2665 issued and outstanding in (2002)
     and 2232 issued and outstanding in (2001)                             --               --
   Common stock, $.00001 par value, 1,950,000,000 shares
     authorized; 513,492,000 (2002) and 378,841,000 (2001)
     issued and outstanding                                             5,000            4,000
   Unearned compensation expense                                     (239,000)        (284,000)
   Additional paid in capital                                      34,815,000       34,565,000
   Deficit accumulated during development stage                   (36,700,000)     (36,208,000)
                                                                 -----------------------------

   TOTAL STOCKHOLDERS EQUITY (DEFICIT)                             (2,119,000)      (1,923,000)
                                                                 -----------------------------

                                                                 $  1,141,000     $  1,690,000
                                                                 =============================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (UNAUDITED)

                                                                              MARCH 15 1990
                                                                              -------------
                                                                                (DATE OF
                                                                                --------
                                              THREE MONTHS ENDED              INCEPTION) TO
                                              ------------------              -------------
                                                   MARCH 31,                    MARCH 31,
                                       ---------------------------------        ---------
                                            2002               2001               2002
                                       --------------     --------------     --------------
REVENUES:                                      44,000             25,000          1,404,000

EXPENSES:
   Research and development                   141,000            125,000         10,093,000
   General and administrative                 312,000            391,000         13,451,000
   Writedown of inventory
      & intangibles                                --                 --          1,856,000
                                       ----------------------------------------------------
                                              453,000            516,000         25,400,000
                                       ----------------------------------------------------

   LOSS FROM OPERATIONS                      (409,000)          (491,000)       (23,996,000)
                                       ----------------------------------------------------

OTHER INCOME(EXPENSE) - NET:

   Interest Expense - Related Party           (11,000)           (15,000)        (8,810,000)

   Interest Expense                           (72,000)                --         (5,549,000)

   Sale of New Jersey net operating
    loss carryforwards                             --                 --          1,352,000

   Other (net)                                     --                 --            303,000
                                       ----------------------------------------------------
                                              (83,000)           (15,000)       (12,704,000)
                                       ----------------------------------------------------

   NET LOSS                            $     (492,000)    $     (506,000)    $  (36,700,000)
                                       ====================================================

BASIC AND DILUTED LOSS PER SHARE       $       (0.001)    $       (0.001)
                                       =================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 463,613,000        345,071,000
                                       =================================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                                   Deficit
                                                                                   Unearned       Additional     Accumulated
                                                        Number of        Par     Compensation        Paid-          During
                                                      shares issued     value       Expense       In-Capital     Development
                                                      -----------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2001                         378,841,000      $ 4,000    $ (284,000)    $ 34,565,000   $(36,208,000)

Shares issued upon conversion of debentures           133,252,000        1,000                        188,000

Stock issued for services rendered                      1,386,000                                      10,000

Stock options exercised @ .01                              13,000                                          --

Amortization of unearned stock compensation                                           45,000

Benificial conversion feature of notes payable                                                         52,000

  Net loss for the quarter ended March 31, 2002                                                                     (492,000)

                                                      ----------------------------------------------------------------------
BALANCES AT MARCH 31, 2002                            513,492,000      $ 5,000    $ (239,000)    $ 34,815,000   $(36,700,000)
                                                      ======================================================================

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          March 15, 1990
                                                                                       (date of inception)
                                                         Three months ended March 31,      to March 31,
                                                         ----------------------------------------------
                                                             2002             2001             2002
                                                         ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                             $   (492,000)    $   (506,000)    $(36,700,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                             49,000           36,000        1,018,000
      Amortization                                             22,000           17,000          763,000
      Interest and compensation expense in connection
        with issuance of equity securities                    109,000           76,000       17,623,000
      Write down of inventories                                    --               --        1,339,000
      Write down of patents                                        --               --          517,000
      Loss on investment in related party                          --               --           89,000

    Changes in operating assets and liabilities
     (Increase) decrease in:
        Accounts receivable-Net Operating Loss                452,000               --
        Accounts receivable-Miscellanous                       38,000               --          (24,000)
        Inventories                                                --            4,000       (1,335,000)
        Prepaid expenses and other current assest             (50,000)          (2,000)          77,000
        Other                                                      --               --          (15,000)
      Increase (decrease) in:
        Accounts payable                                     (146,000)          25,000          834,000
        Other current liabilities                             (29,000)          (7,000)           1,000
        Accrued expenses                                      (46,000)          30,000          537,000
                                                         ----------------------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES              $    (93,000)    $   (327,000)    $(15,276,000)
                                                         ----------------------------------------------

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (continued)

                                                                                             March 15, 1990
                                                                                          (date of inception)
                                                            Three months ended March 31,      to March 31,
                                                            ----------------------------------------------
                                                                2002             2001             2002
                                                            ------------     ------------     ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                    $    (93,000)    $   (327,000)    $(15,276,000)
                                                            ----------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Patent issuance costs                                             --               --         (548,000)
    Purchases of equipment and leasehold improvements              4,000          (31,000)      (2,076,000)
    Investment in unconsolidated entity and others              (115,000)              --         (138,000)
    Other                                                             --               --           (8,000)
                                                            ----------------------------------------------

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:             (111,000)         (31,000)      (2,770,000)
                                                            ----------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Proceeds from related party loans                             70,000               --        2,030,000
    Proceeds from notes payable - others                          45,000               --          673,000
    Proceeds from short term loans                                50,000          176,000        4,161,000
    Capital contribution                                              --               --           95,000
    Net payments on capital leases                                (9,000)              --           (9,000)
    Payments on interim loans                                    (85,000)              --         (583,000)
    Payments on notes payable - others                           (54,000)              --         (579,000)
    Payments on stockholder loans                                     --               --         (572,000)
    Proceeds from issuance of capital stock                           --            3,000       12,884,000
                                                            ----------------------------------------------

    NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:           17,000          179,000       18,100,000
                                                            ----------------------------------------------

    NET CHANGE IN CASH                                          (187,000)        (179,000)          54,000
CASH, BEGINNING OF PERIOD                                        241,000          229,000                0
                                                            ----------------------------------------------
CASH, END OF PERIOD                                         $     54,000     $     50,000     $     54,000
                                                            ==============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the periods for:
      Interest paid - related party                         $      9,000     $     12,000     $    233,000
                                                            ==============================================
      Interest paid - other                                 $      2,000     $      1,000     $    170,000
                                                            ==============================================

NONCASH FINANCING AND INVESTING ACTIITIES
   Net assets of Xechem India contributed to capital and
    minority interest                                       $         --     $         --     $    118,000
                                                            ==============================================

   Liabilities exchanged for preferred and common stock     $     10,000     $         --     $  1,186,000
                                                            ==============================================

See notes to consolidated financial statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[1]  SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements have been prepared assuming Xechem International, Inc. and its subsidiaries will continue as a going concern. We have suffered recurring losses from operations and have a net capital deficiency that raise substantial doubt about our ability to continue as a going concern The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Significant accounting policies and other matters relating to us and our wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc. and XetaPharm, Inc., are set forth in the financial statements for and as of the year ended December 31, 2001 included in our Form 10-KSB, as filed with the Securities and Exchange Commission.

[2]  BASIS OF REPORTING

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring item) which are considered necessary for a fair presentation of our consolidated financial position at March 31, 2002 and the consolidated results of its operations for the three months ended March 31, 2002 and 2001 and for the cumulative period from March 15, 1990 (date of inception) to March 31, 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-KSB for the year ended December 31, 2001. The results of operations for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for a full year.

     As a result of our net losses through December 31, 2001 and accumulated deficit since inception, our accountants, in their report on our financial statements for the year ended December 31, 2001, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of March 31, 2002 as we have less then three months cash on hand at our current expenditure rate. Our research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

We have received $165,000 in the first three months of 2002 from investor financing and from a line of credit with the Bank of New York of which $70,000 are accounted for as a related party loan, with an annual interest rate of 4.5%, $45,000 ($54,000 of loan repaid) from the bank line of credit, with an annual interest rate of 6.75%, and $50,000 from "Unsecured Subordinated Convertible Debentures". The term of these debentures is ten (10) years with an interest rate of 8% per annum payable on the Maturity Date. These debentures are convertible into shares of our common stock, par value $.00001 per share, at a price per share of .0015. The conversion, if exercised, must take place before the Maturity Date and after the debenture has been held for a period of six months from receipt of funds.

We also received $452,000 from the sale of our New Jersey net operating loss tax credits for the 2001 tax year in January 2002.

We are currently seeking investors, marketing partners, joint ventures or strategic alliance agreements both in the United States and abroad. We are actively pursuing numerous prospects.

We have expended and will continue to expend substantial funds in connection with the research and development of our products. As a result of these expenditures, and even considering revenues anticipated from nutraceutical sales and lab fees, we anticipate that losses will continue for the foreseeable future.

Our planned activities will require the addition of new personnel, including management, and the continued development of expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Further, if we receive regulatory approval for any of our products in the United States or elsewhere, we will incur substantial expenditures to develop manufacturing, sales and marketing capabilities and/or subcontract or joint venture these activities with others. There can be no assurance that we will ever recognize revenue or profit from any such products. In addition, we may encounter unanticipated problems, including developmental, regulatory, manufacturing or marketing difficulties, some of which may be beyond our ability to resolve. We may lack the capacity to produce our products in-house and there can be no assurances that we will be able to locate suitable contract manufacturers or be able to have them produce products at satisfactory prices.

There can be no assurance that management's plans to obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue in existence.

[3]  NOTES AND LOANS PAYABLE

We have received $165,000 in the first three months of 2002 from investor financing and from a line of credit with the Bank of New York of which $70,000 are accounted for as a related party loan, with an annual interest rate of 4.5%, $45,000 from the bank line of credit, with an annual interest rate of 6.75%, and $50,000 from "Unsecured Subordinated Convertible Debentures". The term of these debentures is ten (10) years with an interest rate of 8% per annum payable on the Maturity Date. These debentures are convertible into shares of our common stock, par value $.00001 per share, at a price per share of .0015. The conversion, if exercised, must take place before the Maturity Date and after the debenture has been held for a period of six months from receipt of funds. The beneficial conversion of the debentures is accounted for under the guidance of EITF 00-27 (application of issue 98-5 to certain convertible instruments which requires that we record, as interest expense, the debt discount over the stated redemption of the notes).

We have entered into capital leases for various equipment. The value of the leases is approximately $30,500. Monthly payments of approximately $820 will be paid over the next five years.

[4]  STOCK OPTIONS

During the first three months of 2002 stock options to purchase 12,400 shares of common stock were exercised at $0.01 .

[5]  CONTINGENCES

On March 2, 2000, we filed a complaint in the United States District Court for the District of New Jersey against the University of Texas M.D. Anderson Cancer Center and the Board of Regents of the University of Texas, as defendants. This complaint is for declaratory judgment against the defendants in connection with a certain Patent and Technology License Agreement dated August 18, 1997 (the "License Agreement"), which was the outgrowth of a Sponsored Laboratory Study Agreement dated December 12, 1995. The License Agreement granted to us certain exclusive worldwide rights to use, license and sublicense patented technology related to a new formulation for the delivery of paclitaxel. The M.D. Anderson Cancer Center sent a letter to our counsel seeking to terminate the License Agreement. This letter also contained a counterproposal to us, which we rejected, and we also rejected the claim that the License Agreement should be terminated. The defendants delivered a termination letter to us purporting to terminate the License Agreement on the basis of the claim that we were "insolvent." This alleged insolvency was based upon 1998 financial records. We state in our complaint that we are currently solvent and deny the claim that we were insolvent in 1998. We have made all required payments to the M.D. Anderson Cancer Center pursuant to the License Agreement.

Our complaint also seeks to change inventorship and ownership of the University of Texas' patents, worldwide, which cover the new formulation of the anticancer drug paclitaxel. The University of Texas sought to dismiss the complaint based on lack of personal jurisdiction, venue, 11th Amendment state sovereign immunity and lack of declaratory judgment jurisdiction. On February 21, 2002, a federal district court judge of the U.S. District Court, District of New Jersey denied University of Texas' motion to dismiss the case for lack of personal jurisdiction and venue and granted the defendant's motion to transfer the case to the Southern District of Texas (CA No.: 00-1010). The judge did not rule on the defendants' motion to dismiss the suit based on 11th Amendment state sovereign immunity and lack of declaratory judgment jurisdiction. The case is still pending.

[6]  NET LOSS PER SHARE

Net loss per share was calculated using the weighted average number of common shares outstanding. For the three months ended March 31, 2002 and 2001, stock options and warrants respectively have been excluded from the calculation of diluted loss per share, as they are antidilutive.

[7]  INVESTMENTS

On March 31, 2002 we exchanged promissory notes receivable of over $160,000 from Consumers Choice Systems ("CCSI"), Inc, for 5,173,000 shares of their common stock. CCSI is a pharmaceutical manufacturer and distribution company specializing in products relating to "Woman's Well Being". Our investment in CCSI represents less then 10% of the outstanding common stock, and will be accounted for on a cost basis. We have no agreements in place regarding future business relationships, additional financing requirements or funding of any of CCSI's costs.

[8]  SUBSEQUENT EVENTS

In May 2002 Xechem International, Inc. and ChemoLab, Inc. signed an agreement whereby ChemoLab will be the exclusive purchaser and distributor of our oncology products, including our generic paclitaxel product MEDAXOL(R), and other of our generic and innovative pharmaceuticals for the United States. No cash payments are required by either party until sales of our products commence in the United States.

ChemoLab Corporation, headquartered in Ft. Worth, Texas, is a specialized National Cancer Chemotherapy Pharmacy And Wholesale Drug Distributor. ChemoLab provides outpatient cancer chemotherapy drugs and related support medicines used in the treatment of cancer through direct contracts with health care payers. ChemoLab's services include lowering cancer chemotherapy drug cost to the payers of health care and providing cancer disease management. ChemoLab currently has contracts to provide outpatient chemotherapy drugs and related cancer disease management services with healthcare payers that in aggregate insure more than 5 million lives.

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

Results of Operations
---------------------

The Three months Ended March 31, 2002 vs. The Three months Ended March 31, 2001

     The following table sets forth certain statement of operations data for the cumulative period from inception (March 15, 1990) to March 31, 2002 and for each of the three months ended March 31, 2002 and March 31, 2001.

                                                                     CUMULATIVE
                                             THREE MONTHS ENDED     INCEPTION TO
                                                  MARCH 31,           MARCH 31,
                                              2002         2001         2002
                                            --------     --------     --------
                                                (in thousands)
Revenue                                     $     44     $     25     $  1,404
Research And Development Expense            $    141     $    125     $ 10,093
General And Administrative Expenses         $    312     $    391     $ 13,451
Writedown Of Inventory And Intangibles      $     --     $     --     $  1,856
Loss From Operations                        $   (409)    $   (491)    $(23,996)
Other Income (Expense)                      $    (83)    $    (15)    $(12,704)
Net Loss                                    $   (492)    $   (506)    $(36,700)

-----------------------
1 Some of the statements included in Item 2, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicates that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result, which we expected also, may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to publicly release the result of any revisions to the forward looking statements that may be made to reflect any future events or circumstances.

Revenue
-------

     The $19,000 increase in sales for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 represents approximately a 76% increase resulting from consulting fees. Product sales by our subsidiary XetaPharm Inc. had no significant changes over the same period.

Research and Development
------------------------

     Our research and development expenditures were made in conjunction with the development of compounds to make niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures increased by $16,000 to $141,000 or 13% primarily from an increase in depreciation expense due to new equipment from 2001 and equipment under capital leases for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

     Expenditures for research and development increased during the first quarter of 2002. We anticipate this trend to continue due to our plan to bring a generic version of paclitaxel to market, new hires and increased activity and should continue to increase for the remainder of the year. We believe that increased research and development expenditures could significantly hasten the development of new products as well as the marketability of paclitaxel and its second-generation analogs.

General and Administrative
--------------------------

     General and administrative expenses decreased $79,000 or 20% for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Consulting fees and legal expenses both decreased compared to last year primarily due to the hiring of in-house counsel in 2001. Interest expense increase approximately $70,000 for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 primarily relating to beneficial conversion of debentures.

     We anticipate that general and administrative expenses will increase with the expansion of our operations and marketing efforts. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. The exact number and nature of persons hired and our expenses for such persons will depend on many factors, including the capabilities of those persons who seek employment with us and the availability of additional funding to finance these efforts.

Liquidity and Capital Resources; Plan of Operations
---------------------------------------------------

     On March 31, 2002, we had cash and cash equivalents of $54,000, negative working capital of $1,815,000 and negative stockholder's equity of $2,119,000.

     As a result of our net losses through December 31, 2001 and accumulated deficit since inception, our accountants, in their report on our financial statements for the year ended December 31, 2001, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of March 31, 2002. Our research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

We have received $120,000 in the first three months of 2002 from investor financing of which $70,000 are accounted for as related party loans and $50,000 are "Unsecured Subordinated Convertible Debenture". The term of this debenture is ten (10) years with an interest rate of 8% per annum payable on the Maturity Date. This debenture is convertible into shares of our common stock, par value $.00001 per share, at a price per share of $.0015. During the first three months of 2002, we decreased our borrowings under our line of credit with Bank of New York, a short-term loan, by $9,000 by repaying the balance of $54,000 in January 2002 and borrowing $45,000 in March 2002. We also repaid $85,000 of related party loans in January 2002. This resulted in a total inflow of $26,000 from financing activities.

We are currently seeking investors, marketing partners, joint ventures or strategic alliance agreements both in the United States and abroad. We are actively pursuing numerous prospects.

We have expended and will continue to expend substantial funds in connection with the research and development of its products. As a result of these expenditures, and even with revenues anticipated from of sales of nutraceutical, lab fees and consulting revenues, we anticipate that losses will continue for the foreseeable future. As of March 31, 2002 we have less than three months of cash on hand at our current expenditure rate.

Our planned activities will require the addition of new personnel, including management, and the continued development of expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Further, if we receive regulatory approval for any of our products in the United States or elsewhere, it will incur substantial expenditures to develop its manufacturing, sales and marketing capabilities and/or subcontract or joint venture these activities with others. There can be no assurance that we will ever recognize revenue or profit from any such products. In addition, we may encounter unanticipated problems, including developmental, regulatory, manufacturing or marketing difficulties, some of which may be beyond our ability to resolve. We may lack the capacity to produce our products in-house and there can be no assurances that we will be able to locate suitable contract manufacturers or be able to have them produce products at satisfactory prices.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

------------------------------------------------------------------------------------------------------
           CONTRACTUAL OBLIGATIONS              PAYMENTS DUE BY PERIOD AS OF MARCH 31, 2002
------------------------------------------------------------------------------------------------------
                                                  TOTAL      LESS THAN     1-3       4-5      AFTER 5
                                                              1 YEAR      YEARS     YEARS      YEARS
------------------------------------------------------------------------------------------------------
LONG-TERM DEBT: CONVERTIBLE DEBENTURES (1)         884,000                                     884,000
------------------------------------------------------------------------------------------------------
OPERATING LEASES-SHORT & LONG TERM                  67,000       19,000    44,000     4,000
------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT (2)                                318,000      318,000
------------------------------------------------------------------------------------------------------
UNCONDITIONAL PURCHASE OBLIGATIONS (3)             811,000      811,000
------------------------------------------------------------------------------------------------------
OTHER LONG-TERM OBLIGATIONS                        170,000                170,000
------------------------------------------------------------------------------------------------------
TOTALS                                           2,250,000    1,148,000   214,000     4,000    884,000
------------------------------------------------------------------------------------------------------

1. The Convertible Debentures mature in ten (10) years with 8% interest per annum. We expect (but there can be no assurance) that they will be converted to common stock within one year.
2. $298,000 is due in September 2002 but we expect to extend this note at that time for another twelve-month period.
3.   This consists of Accounts Payable as of March 31, 2002.

We also have a line of credit with the Bank of New York with borrowings of $45,000 against a $55,000 line-of-credit bearing interest at the rate of 6.75% per annum as of March 31, 2002.

CRITICAL ACCOUNTING POLICIES

Consolidation

Our Consolidated Financial Statements include the accounts of Xechem International Inc. and all subsidiaries except where control is temporary or does not rest with us. All majority-owned entities in which our control is considered other than temporary are consolidated. For investments in companies in which we have the ability to exercise significant influence over operating and financial policies, including certain investments where there is a temporary majority interest, such entities are accounted for by the equity method. Our judgments regarding the level of influence or control of each equity method investment include considering key factors such as our ownership interest, representation on the board of directors, participation in policy making decisions and material inter-company transactions. Our investments in other companies that we do not control and for which we do not have the ability to exercise significant influence as discussed above are carried at cost or fair value, as appropriate. All significant inter-company accounts and transactions, including transactions with equity method investees, are eliminated from our financial results.

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

Beneficial Conversions

Our policy for recognizing interest expense in connection with the issuance of convertible debt is to recognize the beneficial conversion feature upon the issuance of convertible debt, which contains such conversion features.

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

Although it is still reviewing the provisions of these Statements, management's assessment is that these Statements will not have a material impact on our financial position or results of operations.

We did not engage in any transactions with any affiliated parties in addition to those disclosed in Item 13 of our form 10-K for the year ended December 31, 2001.

PART II

                                OTHER INFORMATION


Item 1.   Legal Proceedings - None


Item 2.   Changes in Securities:

          Converted debentures with principal of $180,000 and interest of $7,615.01 into 133,252,228 shares of common stock.

          1,386,076 shares of common stock were issued for consulting services valued at $9,000.00.

          12,400 stock options were exercised at $0.01 for 12,400 shares of common stock.

          433 shares of Class C, series 6 voting preferred stock were issued to Dr. Ramesh C. Pandey in order for him to maintain his 20% share of outstanding voting stock.


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


          XECHEM INTERNATIONAL, INC.

          Date:  May 20, 2002

                                        /s/ Ramesh C. Pandey
                                        -----------------------------------
                                        Ramesh C. Pandey, Ph.D.
                                        President/Chief Executive Officer