Form 10QSB
period 2002-06-30
XECHEM INTERNATIONAL INC
filed 2002-08-14
CIK 919611

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        JUNE 30, 2002
                               -------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

For Quarter Ended                            Commission File Number 0-23788
                  --------------------                              ------------

                           Xechem International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                 22-3284803
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswick, NJ     08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code            (732) 247-3300
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

                                 Yes [X] No [ ]

Number of shares outstanding of the issuer's common stock, as of July 31, 2002 was 719,039,510 shares.

Transitional Small Business Disclosure Format

                                 Yes [ ] No [X]

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.
                                                                        --------

Part I.   Financial Information

Item 1.   Consolidated Balance Sheets as of
            June 30, 2002 [Unaudited] and December 31, 2001............        3

          Consolidated Statements of Operations
            For the three month period from April 1, 2002 and
            2001 to June 30, 2002 and 2001 and for the six month
            period ended June 30, 2002 and 2001 and for the period
            from March 15,1990 (inception) to June 30, 2002 [Unaudited]        4

          Consolidated Statement of Stockholders' Equity for the
            six months ended June 30, 2002 [Unaudited].................        5

          Consolidated Statements of Cash Flows
            For the six month period from January 1, 2002 and 2001
            to June 30, 2002 and 2001 and for the period from
            March 15,1990 (inception) to June 30, 2002 [Unaudited] ....    6 - 7

          Notes to Consolidated Financial Statements...................   8 - 13

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations .............  13 - 20

Part II.  Other Information ...........................................  21 - 22

          Signatures...................................................       23

          Exhibits.....................................................  24 - 25

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30, 2002   DECEMBER 31, 2001
                                                                                     (UNAUDITED)        (AUDITED)
CURRENT ASSETS                                                                       ------------     ------------
   Cash                                                                              $    518,000     $    241,000
   Accounts receivable:
        Net Operating Loss                                                                     --          452,000
        Note Receivable                                                                   250,000               --
        Miscellaneous                                                                      22,000           62,000
   Inventory                                                                                1,000            1,000
   Prepaid expenses and other current assets                                               40,000            1,000
                                                                                     -----------------------------

   TOTAL CURRENT ASSETS                                                                   831,000          757,000

 Equipment, less accumulated depreciation of
   $1,142,000(2002) and$1,067,000(2001)                                                   404,000          448,000
 Leasehold improvements, less accumulated amortization
   of $609,000(2002) and $570,000(2001)                                                   406,000          445,000
 Cash surrender value of officer's life insurance                                          20,000           20,000
 Long-Term Note Receivable                                                                 15,000               --
 Investment in unconsolidated entity                                                      115,000               --
 Deposits                                                                                  20,000           20,000
                                                                                     -----------------------------

                                                                                     $  1,811,000     $  1,690,000
                                                                                     =============================

CURRENT LIABILITIES
   Accounts payable                                                                  $    697,000     $    957,000
   Accrued expenses to related parties                                                    453,000          474,000
   Accrued expenses to others                                                             191,000          132,000
   Notes payable other                                                                     45,000           54,000
   Loans payable to related party                                                         488,000          503,000
   Other current liabilities                                                               41,000           70,000
                                                                                     -----------------------------

     TOTAL CURRENT LIABILITIES                                                          1,915,000        2,190,000
                                                                                     -----------------------------

NOTES PAYABLE-RELATED PARTIES                                                             409,000          409,000
CONVERTIBLE NOTES: NET OF DISCOUNT                                                        889,000               --
CAPITAL LEASES: LONG TERM                                                                  21,000               --
CONVERTIBLE DEBENTURES                                                                    925,000        1,014,000
                                                                                     -----------------------------

TOTAL LIABILITIES                                                                       4,159,000        3,613,000
                                                                                     -----------------------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)
   Class A voting preferred stock,$ .00001 par value, 2,500 shares
     authorized; 2,500 shares issued and outstanding (2002 and 2001)                           --               --
   Class B 8% preferred stock,$ .00001 par value, 1,150 shares
     authorized; none outstanding                                                              --               --
   Class C preferred stock,$ .00001 par value, 49,996,350 shares authorized;
     6680 issued and outstanding in (2002) and 0 issued and outstanding in (2001)              --               --
   Common stock,$.00001 par value, 1,950,000,000 shares authorized;
     579,352,000(2002) and 345,887,000(2001) issued and outstanding                         6,000            4,000
   Unearned compensation expense                                                         (315,000)        (284,000)
   Additional paid in capital                                                          35,534,000       34,565,000
   Deficit accumulated during development stage                                       (37,573,000)     (36,208,000)
                                                                                     -----------------------------

   TOTAL STOCKHOLDERS EQUITY (DEFICIT)                                                 (2,348,000)      (1,923,000)
                                                                                     -----------------------------

                                                                                     $  1,811,000     $  1,690,000
                                                                                     =============================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                              MARCH 15 1990
                                                                                                              -------------
                                                                                                                 (DATE OF
                                                                                                                 --------
                                                                                                              INCEPTION) TO
                                                                                                              -------------
                                         THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,           JUNE 30,
                                       -------------------------------     -------------------------------        --------
                                            2002               2001             2002              2001              2002
                                       -------------     -------------     -------------     -------------     -------------
REVENUES:                                    107,000           129,000           151,000           154,000         1,511,000

EXPENSES:
   Research and development                  170,000           119,000           311,000           244,000        10,263,000
   General and administrative                539,000           310,000           851,000           701,000        13,990,000
   Writedown of inventory
      & intangibles                               --                --                --                --         1,856,000
                                       -------------------------------------------------------------------------------------
                                             709,000           429,000         1,162,000           945,000        26,109,000
                                       =====================================================================================

   LOSS FROM OPERATIONS                     (602,000)         (300,000)       (1,011,000)         (791,000)      (24,598,000)
                                       -------------------------------------------------------------------------------------

OTHER INCOME(EXPENSE) - NET:

   Interest Expense - Related Party          (11,000)           (8,000)          (22,000)          (23,000)       (8,821,000)

   Interest Expense                         (260,000)          (79,000)         (332,000)          (79,000)       (5,809,000)

   Sale of New Jersey net operating
    loss carryforwards                            --                --                --                --         1,352,000

   Other(net)                                     --            (1,000)               --            (1,000)          303,000
                                       -------------------------------------------------------------------------------------
                                            (271,000)          (88,000)         (354,000)         (103,000)      (12,975,000)
                                       -------------------------------------------------------------------------------------

   NET LOSS                                 (873,000)    $    (388,000)    $  (1,365,000)    $    (894,000)    $ (37,573,000)
                                       =====================================================================================

BASIC AND DILUTED LOSS PER SHARE       $          --     $          --     $          --     $          --
                                       ===================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                     566,374,000       345,887,000       514,994,000       345,479,000
                                       ===================================================================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                                   Deficit
                                                                                   Unearned       Additional     Accumulated
                                                        Number of        Par     Compensation        Paid-          During
                                                      shares issued     value       Expense       In-Capital     Development
                                                      -----------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2001                         378,841,000      $ 4,000    $ (284,000)    $ 34,565,000   $(36,208,000)

Shares issued upon conversion of debentures           133,252,000        1,000                        188,000

Stock issued for services rendered                      1,386,000                                      10,000

Stock options exercised @ .01                              13,000                                          --

Amortization of unearned stock compensation                                           45,000

Benificial conversion feature of notes payable                                                         52,000

  Net loss for the quarter ended March 31, 2002                                                                     (492,000)

                                                      ----------------------------------------------------------------------
BALANCES AT MARCH 31, 2002                            513,492,000      $ 5,000    $ (239,000)    $ 34,815,000   $(36,700,000)
                                                      ======================================================================

Shares issued upon conversion of debentures            60,860,000        1,000                         74,000

Amortization of unearned stock compensation                                           44,000

Stock options issued @.006/share :
  16,000,000 shares                                                                 (160,000)         160,000

Amortization of stock options compensatory
  change over service period                                                          40,000

Stock options exercised @ .006/share                    5,000,000                                      30,000

Beneficial conversion feature of debentures                                                           148,000

Record value orf warrants issued                                                                      272,000

Beneficial conversion feature of notes payable                                                         35,000

  Net loss for the quarter ended June 30, 2002                                                                      (873,000)
                                                      ----------------------------------------------------------------------
BALANCES AT JUNE 30, 2002                             579,352,000      $ 6,000    $ (315,000)    $ 35,534,000   $(37,573,000)
                                                      ======================================================================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         March 15, 1990
                                                                                       (date of inception)
                                                           Six months ended June 30,       to June 30,
                                                         ----------------------------------------------
                                                              2002             2001            2002
                                                         ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                             $ (1,365,000)    $   (894,000)    $(37,573,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                             86,000           67,000        1,055,000
      Amortization                                             40,000           34,000          781,000
      Interest and compensation expense in connection
        with issuance of equity securities                    399,000          215,000       17,913,000
      Write down of inventories                                    --               --        1,339,000
      Write down of patents                                        --               --          517,000
      Loss on investment in related party                          --               --           89,000

    Changes in operating assets and liabilities
      (Increase) decrease in:
        Accounts receivable-Net Operating Loss                452,000               --
        Accounts receivable-Miscellanous                     (225,000)         (12,000)        (287,000)
        Inventories                                                --           (7,000)      (1,335,000)
        Prepaid expenses and other current assest             (39,000)              --           88,000
        Other                                                      --               --          (15,000)
      Increase (decrease) in:
        Accounts payable                                     (260,000)          54,000          720,000
        Other current liabilities                             (29,000)        (121,000)           1,000
        Accrued expenses                                       38,000           53,000          621,000
                                                         ----------------------------------------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES              $   (903,000)    $   (611,000)    $(16,086,000)
                                                         ==============================================

See notes to consolidated financial statements

                     XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE ENTERPRISE)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                     (continued)

                                                                                            March 15, 1990
                                                                                          (date of inception)
                                                              Six months ended June 30,       to June 30,
                                                            ----------------------------------------------
                                                                2002             2001             2002
                                                            ------------     ------------     ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                    $   (903,000)    $   (611,000)    $(16,086,000)
                                                            ----------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Patent issuance costs                                             --               --         (548,000)
    Purchases of equipment and leasehold improvements            (12,000)         (29,000)      (2,092,000)
    Investment in unconsolidated entity and others              (115,000)              --         (138,000)
    Other                                                             --               --           (8,000)
                                                            ----------------------------------------------

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:             (127,000)         (29,000)      (2,786,000)
                                                            ----------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Proceeds from related party loans                             70,000           52,000        2,030,000
    Proceeds from notes payable - others                       1,305,000               --        1,933,000
    Proceeds from short term loans                                45,000          412,000        4,156,000
    Capital contribution                                              --               --           95,000
    Net payments on capital leases                                (4,000)              --           (4,000)
    Payments on interim loans                                    (85,000)              --         (583,000)
    Payments on notes payable - others                           (54,000)              --         (579,000)
    Payments on stockholder loans                                     --               --         (572,000)
    Proceeds from issuance of capital stock                       30,000            4,000       12,914,000
                                                            ----------------------------------------------

    NET CASH FLOWS FROM (USED IN)  FINANCING ACTIVITIES:       1,307,000          468,000       19,390,000
                                                            ----------------------------------------------

    NET CHANGE IN CASH                                           277,000         (172,000)         518,000
CASH, BEGINNING OF PERIOD                                        241,000          229,000                0
                                                            ----------------------------------------------
CASH, END OF PERIOD                                         $    518,000     $     57,000     $    518,000
                                                            ==============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
      Interest paid - related party                         $     22,000     $     18,000     $    246,000
                                                            ==============================================
      Interest paid - other                                 $      3,000     $      2,000     $    171,000
                                                            ==============================================

NONCASH FINANCING AND INVESTING ACTIITIES
   Net assets of Xechem India contributed to capital and
    minority interest                                       $         --     $         --     $    118,000
                                                            ==============================================

   Liabilities exchanged for preferred and common stock     $     10,000     $         --     $  1,186,000
                                                            ==============================================

   Exchange of notes receivable for stock                   $    160,000     $         --     $    160,000
                                                            ==============================================

See notes to consolidated financial statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[1]  SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared assuming Xechem International, Inc. and its subsidiaries will continue as a going concern. We have suffered recurring losses from operations and have a net working capital deficiency that raise substantial doubt about our ability to continue as a going concern The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Significant accounting policies and other matters relating to us and our wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc. and XetaPharm, Inc., are set forth in the financial statements for and as of the year ended December 31, 2001 included in our Form 10-KSB, as filed with the Securities and Exchange Commission.

[2]  BASIS OF REPORTING

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring item) which are considered necessary for a fair presentation of our consolidated financial position at June 30, 2002 and the consolidated results of its operations for the three months ended June 30, 2002 and 2001 and for the cumulative period from March 15, 1990 (date of inception) to June 30, 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-KSB for the year ended December 31, 2001. The results of operations for the three-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for a full year.

As a result of our net losses through December 31, 2001 and accumulated deficit since inception, our accountants, in their report on our financial statements for the year ended December 31, 2001, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of June 30, 2002 as we have less then six months cash on hand at our current expenditure rate. Our research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

We have received $1,375,000 in the first six months of 2002 from investor financing of which $70,000 are accounted for as related party loans and $155,000 are "Unsecured Subordinated Convertible Debenture". The term of this debenture is ten (10) years with an interest rate of 8% per annum payable on the Maturity Date. This debenture is convertible into shares of our common stock, par value $.00001 per share, at a price per share of $.0015. $1,150,000 is from "Unsecured Convertible Notes". The term of these notes is for two (2) years with simple interest accruing at the annual rate of 8% payable on May 23, 2004 (the Maturity Date). These notes are convertible into shares of our common stock, par value $.00001 per share after six months from receipt, the conversion price of the Notes is the lower of $0.005 or 50% of the lowest closing bid price for the Shares on the OTC Pink Sheets, the OTC Bulletin Board, the Nasdaq SmallCap or NMS Markets or any stock exchange, or if not then trading on any of the foregoing, such other principal market or exchange where the Shares are listed or traded for 30 trading days prior to but not including the date of conversion. The interest on those notes accrues and is payable upon maturity, and at the option of the holder may be converted into common stock, per the aforesaid formula. In addition, the holders of Unsecured Convertible Notes were issued five year warrants to purchase common stock at an exercise price of $0.01 per share, with 40 warrants issued for each $1.00 of investment in notes. We are obliged to register the shares of common stock underlying the notes and warrants. During the first six months of 2002, we decreased our borrowings under our line of credit with Bank of New York, a short-term loan, by $9,000 by repaying the balance of $54,000 in January 2002 and borrowing $45,000 in March 2002. We also repaid $85,000 of related party loans in January 2002.

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

[3]  NOTES AND LOANS PAYABLE

We have received $1,375,000 in the first six months of 2002 from investor financing of which $70,000 are accounted for as related party loans and $155,000 are "Unsecured Subordinated Convertible Debenture". The term of this debenture is ten (10) years with an interest rate of 8% per annum payable on the Maturity Date. This debenture is convertible into shares of our common stock, par value $.00001 per share, at a price per share of $.0015. $1,150,000 is from "Unsecured Convertible Notes". The term of these notes is for two (2) years with simple interest accruing at the annual rate of 8% payable on May 23, 2004 (the Maturity
Date). These notes are convertible into shares of our common stock, par value $.00001 per share after six months from receipt, the conversion price of the Notes is the lower of $0.005 or 50% of the lowest closing bid price for the Shares on the OTC Pink Sheets, the OTC Bulletin Board, the Nasdaq SmallCap or NMS Markets or any stock exchange, or if not then trading on any of the foregoing, such other principal market or exchange where the Shares are listed or traded for 30 trading days prior to but not including the date of conversion. The interest on those notes accrues and is payable upon maturity, and at the option of the holder may be converted into common stock, per the aforesaid formula. The borrower shall have a ten (10) business day grace period to pay any monetary amounts due under this Note, after which grace period a default interest rate of fifteen percent (15%) per annum shall apply to the amounts owed hereunder. In addition, the holders of Unsecured Convertible Notes were issued five year warrants to purchase common stock at an exercise price of $0.01 per share, with 40 warrants issued for each $1.00 of investment in notes. We issued warrants with an exercise price of $0.01 to purchase 35,560,000 shares of common stock. In order to exercise warrants after a six month waiting period, a) Payment may be made either in (i) cash or by certified or official bank check payable to the order of the Company equal to the applicable aggregate Purchase Price, (ii) by delivery of Common Stock issuable upon exercise of the Warrants or (iii) by a combination of any of the foregoing methods. The Holder may not employ the cashless exercise feature described above at any time that the Warrant Stock to be issued upon exercise is included for unrestricted resale in an effective registration statement.

We are obliged to register the shares of common stock underlying the notes and warrants. During the first six months of 2002, we decreased our borrowings under our line of credit with Bank of New York, a short-term loan, by $9,000 by repaying the balance of $54,000 in January 2002 and borrowing $45,000 in March 2002. We also repaid $85,000 of related party loans in January 2002.

We have entered into two capital leases for various equipment. The value of the leases is approximately $30,500. Monthly payments of approximately $365 will be paid over the next three years and approximately $500 will be paid over the next five years respectively per lease.

[4]  STOCK OPTIONS

During the first six months of 2002 16,000,000 stock options were issued to a consultant for services with an exercise price of $0.006. During the first three months of 2002 stock options to purchase 12,400 shares of common stock were exercised at $0.01 and in April 2002 stock options to purchase 5,000,000 shares of common stock were exercised at $0.006.

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

[6]  NET LOSS PER SHARE

Net loss per share was calculated using the weighted average number of common shares outstanding. For the six months ended June 30, 2002 and 2001, stock options, warrants and convertible debt respectively have been excluded from the calculation of diluted loss per share, as they are antidilutive. Outstanding options were 33,919,000 and 11,574,000 as of June 30, 2002 and 2001 respectively. Outstanding warrants were 35,560,000 and 0 as of June 30, 2002 and 2001 respectively. We also have convertible debt totaling $2,075,000 in principal, which can be converted into over 1.3 billion shares of common stock.

[7]  INVESTMENTS

On March 31, 2002 we exchanged promissory notes receivable of over $160,000, with a carrying value of $115,000, from Consumers Choice Systems Inc. ("CCSI"), Inc, for 5,173,000 shares of their common stock. CCSI is a pharmaceutical manufacturer and distribution company specializing in products relating to "Woman's Well Being". Our investment in CCSI will be accounted for on a cost basis, since we own less then 20% of CCSI and cannot exercise control. We have no agreements in place regarding future business relationships, additional financing requirements or funding of any of CCSI's costs.

During the first six months of 2002 we made two unsecured loans to Consumers totaling $265,000 with an interest rate of 10%, $250,000 is due May 27, 2003 and $15,000 is due May 9, 2004. We also received a warrant authorizing the purchase of Two Hundred Fifty Thousand (250,000) shares of CCSI common stock at a value of three ($ 0.03) cents per share. The warrant has a ten (10) year life.

[8]  SUBSEQUENT EVENTS

A. Sickle Cell Anemia Product

In July of 2002 we announced that we have acquired the exclusive worldwide rights to an important innovative drug product for treating and managing the genetic and debilitating sickle cell anemia disease. The exclusive rights to this product have been acquired from the National Institute for Pharmaceutical Research and Developments (NIPRD), Federal Republic of Nigeria, which has forty-six patents worldwide covering this new drug, and which is currently in phase III clinical trials in Nigeria.

Currently, there does not exist an FDA approved (or equivalent regulatory approved) drug for managing sickle cell anemia, for which no pharmaceutical cure exists. Our new product, for which regulatory approval will be sought worldwide and expedited approval sought in the United States under the Orphan Drug Act, actually manages the disease in protecting red blood cells against cycling, and acts in reversing cycled red blood cells. Regulatory approval if obtained in Nigeria, will not constitute sufficient approval, of itself, to sell the product in the United States.

It should be noted that execution of this Agreement of itself would not guarantee sale of the sickle cell product in Nigeria or elsewhere. We will have to invest additional time, funds and effort in obtaining appropriate regulatory approval, establishing a manufacturing facility, producing and distributing the product. We anticipate that manufacture of the product will be performed through a joint venture between us and certain local Nigerian interests, and will include an extraction process from bulk (plant) raw material. The success of this venture is subject to all of the risks of a new enterprise and is contingent upon us obtaining sufficient additional funding to bring the product to market.

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

Results of Operations
---------------------

The Six months Ended June 30, 2002 vs. The Six months Ended June 30, 2001

The following table sets forth certain statement of operations data for the cumulative period from inception (March 15, 1990) to June 30, 2002 and for each of the three months ended June 30, 2002 and June 30, 2001.

                                                                  CUMULATIVE
                                            SIX MONTHS ENDED      INCEPTION TO
                                                 JUNE 30,           JUNE 30,
                                            2002         2001         2002
                                              (in thousands)
Revenue                                   $    151     $    154     $  1,511
Research And Development Expense          $    311     $    244     $ 10,263
General And Administrative Expenses       $    851     $    701     $ 13,990
Writedown Of Inventory And Intangibles    $     --     $     --     $  1,856

Loss From Operations                      $ (1,011)    $   (791)    $(24,598)
Other Income (Expense)                    $   (354)    $   (103)    $(12,975)
Net Loss                                  $ (1,365)    $   (894)    $(37,573)

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

Revenue
-------

The $3,000 decrease in sales for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 represents approximately a 2% decrease resulting from a $80,000 decrease in consulting fees from A & K Consultants, of which $100,000 was a one time fee. We also had $70,000 in service fees from a new customer and we expect these to continue at $35,000 per month. Our subsidiary XetaPharm Inc. had an increase in consulting fees of approximately $10,000 over the same period. We anticipate these to continue for the foreseeable future.

Research and Development
------------------------

Our research and development expenditures were made in conjunction with the development of compounds to make niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures increased by $67,000 to $311,000 or 27% primarily from an increase in personnel and supplies due to new projects and in depreciation expense due to new equipment from 2001 and equipment under capital leases for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Expenditures for research and development increased during the first and second quarters of 2002. We anticipate this trend to continue due to our plan to bring a generic version of paclitaxel to market, new hires and increased activity and should continue to increase for the remainder of the year. We believe that increased research and development expenditures could significantly hasten the development of new products as well as the marketability of paclitaxel and its second-generation analogs.

General and Administrative
--------------------------

General and administrative expenses increased $150,000 or 21% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase is primarily due to the expenses related to the issuance of convertible notes payable and the proposed registration statement (S-3) to be filed in the beginning of the third quarter, these expenses consisted of a 10% finders fee of $115,000.

Interest expense to non-related parties increased approximately $253,000 for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 primarily relating to beneficial conversion of debentures and convertible notes payable.

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

Liquidity and Capital Resources; Plan of Operations
---------------------------------------------------

On June 30, 2002, we had cash and cash equivalents of $518,000, negative working capital of $1,084,000 and negative stockholder's equity of $2,348,000.

As a result of our net losses through December 31, 2001 and accumulated deficit since inception, our accountants, in their report on our financial statements for the year ended December 31, 2001, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of June 30, 2002. Our research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

We have received $1,375,000 in the first six months of 2002 from investor financing of which $70,000 are accounted for as related party loans and $155,000 are "Unsecured Subordinated Convertible Debenture". The term of this debenture is ten (10) years with an interest rate of 8% per annum payable on the Maturity Date. This debenture is convertible into shares of our common stock, par value $.00001 per share, at a price per share of $.0015. $1,150,000 is from "Unsecured Convertible Notes". The term of these notes is for two (2) years with simple interest accruing at the annual rate of 8% payable on May 23, 2004 (the Maturity
Date). These notes are convertible into shares of our common stock, par value $.00001 per share after six months from receipt, the conversion price of the Notes is the lower of $0.005 or 50% of the lowest closing bid price for the Shares on the OTC Pink Sheets, the OTC Bulletin Board, the Nasdaq SmallCap or NMS Markets or any stock exchange, or if not then trading on any of the foregoing, such other principal market or exchange where the Shares are listed or traded for 30 trading days prior to but not including the date of conversion. The interest on those notes accrues and is payable upon maturity, and at the option of the holder may be converted into common stock, per the aforesaid formula. The borrower shall have a ten (10) business day grace period to pay any monetary amounts due under this Note, after which grace period a default interest rate of fifteen percent (15%) per annum shall apply to the amounts owed hereunder. In addition, the holders of Unsecured Convertible Notes were issued five year warrants to purchase common stock at an exercise price of $0.01 per share, with 40 warrants issued for each $1.00 of investment in notes. We issued warrants with an exercise price of $0.01 to purchase 35,560,000 shares of common stock. In order to exercise warrants after a six month waiting period, a) Payment may be made either in (i) cash or by certified or official bank check payable to the order of the Company equal to the applicable aggregate Purchase Price, (ii) by delivery of Common Stock issuable upon exercise of the Warrants or (iii) by a combination of any of the foregoing methods. The Holder may not employ the cashless exercise feature described above at any time that the Warrant Stock to be issued upon exercise is included for unrestricted resale in an effective registration statement.

We are obliged to register the shares of common stock underlying the notes and warrants. During the first six months of 2002, we decreased our borrowings under our line of credit with Bank of New York, a short-term loan, by $9,000 by repaying the balance of $54,000 in January 2002 and borrowing $45,000 in March 2002. We also repaid $85,000 of related party loans in January 2002.

We have entered into two capital leases for various equipment. The value of the leases is approximately $30,500. Monthly payments of approximately $365 will be paid over the next three years and approximately $500 will be paid over the next five years respectively per lease.

We are currently seeking investors, marketing partners, joint ventures or strategic alliance agreements both in the United States and abroad. We are actively pursuing numerous prospects.

We have expended and will continue to expend substantial funds in connection with the research and development of its products. As a result of these expenditures, and even with revenues anticipated from of sales of nutraceutical, lab fees and consulting revenues, we anticipate that losses will continue for the foreseeable future. As of June 30, 2002 we have less than six months of cash on hand at our current expenditure rate.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

-------------------------------------------------------------------------------------------------------
           CONTRACTUAL OBLIGATIONS              PAYMENTS DUE BY PERIOD AS OF JUNE 30, 2002
-------------------------------------------------------------------------------------------------------
                                                  TOTAL      LESS THAN       1-3       4-5     AFTER 5
                                                              1 YEAR        YEARS     YEARS     YEARS
-------------------------------------------------------------------------------------------------------
LONG-TERM DEBT: CONVERTIBLE DEBENTURES (1)         925,000                                      925,000
-------------------------------------------------------------------------------------------------------
LONG-TERM DEBT: CONVERTIBLE NOTES (2)            1,150,000                 1,150,000
-------------------------------------------------------------------------------------------------------
OPERATING LEASES-SHORT & LONG TERM                  62,000       19,000       43,000
-------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT (3)                                318,000      318,000
-------------------------------------------------------------------------------------------------------
UNCONDITIONAL PURCHASE OBLIGATIONS (4)             697,000      697,000
-------------------------------------------------------------------------------------------------------
OTHER LONG-TERM OBLIGATIONS                        170,000                   170,000
-------------------------------------------------------------------------------------------------------
TOTALS                                           3,322,000    1,034,000    1,363,000    -       925,000
-------------------------------------------------------------------------------------------------------

1. The Convertible Debentures mature in ten (10) years with 8% interest per annum. We expect (but there can be no assurance) that they will be converted to common stock within one year.
2. The Convertible Notes mature in two (8) years with 8% interest per annum. We expect (but there can be no assurance) that they will be converted to common stock within one year.
3. $298,000 is due in September 2002 but we expect to extend this note at that time for another twelve-month period.
4.   This consists of Accounts Payable as of June 30, 2002.

We also have a line of credit with the Bank of New York with borrowings of $45,000 against a $55,000 line-of-credit bearing interest at the rate of 6.75% per annum as of June 30, 2002.

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

Management's assessment is that these Statements do not have a material impact on our financial position or results of operations.

We did not engage in any transactions with any affiliated parties in addition to those disclosed in Item 13 of our form 10-K for the year ended December 31, 2001 other than we issued 4,448 shares of Class C Series 6 Preferred Stock to Dr. Ramesh C. Pandey Ph. D. in accordance with an agreement between Dr. Pandey and us wherein we agreed to issue him equity securities with voting rights sufficient for him to remain owner of 20% of our outstanding voting stock.

In April 2002, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company believes that this statement will not have a significant impact on their results of operations or financial position upon adoption.

In July 2002, The Financial Accounting Standards Board ("FASB") Issued Statement 146 Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that this new standard will not have a material effect on the results of operations or financial condition.

PART II

                                OTHER INFORMATION


Item 1.   Legal Proceedings - None



Item 2.   Changes in Securities:

          During the six months from January 1, 2002 to June 30,2002 covered by this Report, we issued the following equity securities that were not registered under the Securities Act of 1933:

          (i) During the first quarter of 2002 we issued 1,386,076 shares of our Common Stock to three consultants for services valued at $9,900. We are claiming the private offering exemption found at Section 4(2) of the Securities Act for this offering.

          No broker-dealer was used in connection with this transaction.

          (ii) During the six months from January 1, 2002 to June 30,2002, we issued 4,448 shares of Class C Series 6 Preferred Stock to our president, Dr. Ramesh C. Pandey in accordance with an agreement which we have with him which allows him to remain the owner of 20% of our outstanding voting stock. Dr. Pandey paid us a nominal amount for these shares. We are claiming the private offering exemption found at
          Section 4(2) of the Securities Act for this offering.

          No broker-dealer was used in connection with this transaction.

          (iii) During the six months from January 1, 2002 to June 30,2002, we issued $155,000 in principal amount of an unsecured subordinated debenture to an accredited investor. The term of this debenture is ten years with an interest rate of 8% per annum payable on the maturity date. This debenture is convertible into shares of our Common Stock after six months from receipt at a price of $0.0015 per share. We are claiming the private offering exemption found at Section 4(2) of the Securities Act for this offering.

          (iv) On May 23, 2002, we issued $1,150,000 in principal amount of unsecured convertible promissory notes to a limited number of accredited investors. The term of these notes is two years with an interest rate of 8% per annum payable at maturity. These notes are convertible into shares of our Common Stock after six months from receipt at a price which is the lower of $0.005 per share or 50% of the lowest closing bid price for our shares on the exchange or principal market where such shares are listed or traded for 30 trading days prior to but not including the date of conversion. In connection with the issuance of the notes, we also issued five year warrants to purchase our Common Stock at an exercise price of $0.01 per share, with 40 warrants issued for each $1.00 of investment in the notes. We are claiming the private offering exemption found at Rule 506 of Regulation D under the Securities Act for those persons who are U.S. residents and the exemption found at Regulation S under the Securities Act for those persons who are not U.S. residents or U.S. citizens residing overseas.

          No broker-dealer was used in connection with these transactions.

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          99.1 Certificate of Chief Executive Officer

          99.2 Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          XECHEM INTERNATIONAL, INC.


          Date:  August 14, 2002



                                        /s/ Ramesh C. Pandey
                                        --------------------------------------
                                        Ramesh C. Pandey, Ph.D.
                                        President/Chief Executive Officer and
                                        Chief Financial Officer