Form 10QSB
period 2002-09-30
XECHEM INTERNATIONAL INC
filed 2002-11-14
CIK 919611

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            SEPTEMBER 30, 2002
                               -------------------------------------------------

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

Number of shares outstanding of the issuer's common stock, as of October 301 2002 was 1,363,929,492 shares.

Transitional Small Business Disclosure Format

               Yes    No X
                  ---   ---

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.
                                                                        --------

Part I.   Financial Information

Item 1.   Consolidated Balance Sheets as of
             September 30, 2002 [Unaudited] and December 31, 2001.......  3

          Consolidated Statements of Operations
             For the three month period from July 1, 2002 and
             2001 to September 30, 2002 and 2001 and for the nine
             month period ended September 30, 2002 and 2001 and
             for the period from March 15,1990 (inception) to
             September 30, 2002 [Unaudited] ............................  4

          Consolidated Statement of Stockholders' Equity for the
             nine months ended September 30, 2002 [Unaudited]...........  5

          Consolidated Statements of Cash Flows
             For the nine month period from January 1, 2002 and
             2001 to September 30, 2002 and 2001 and for the
             period from March 15,1990 (inception) to September
             30, 2002 [Unaudited].......................................  6 - 7

          Notes to Consolidated Financial Statements....................  8 - 12

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............. 13 - 19

Item 3.   Controls and Procedures....................................... 20


Part II.  Other Information ............................................ 21 - 22

          Signatures and Certifications................................. 23 - 25

          Exhibits...................................................... 26

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       2002            2001
                                                   ------------    ------------
CURRENT ASSETS
   Cash                                            $     87,000    $    241,000
   Accounts receivable:
      Net Operating Loss                                     --         452,000
      Note Receivable                                   250,000              --
      Miscellaneous                                     142,000          62,000
   Inventory                                              1,000           1,000
   Prepaid expenses and other current assets             46,000           1,000
                                                   ----------------------------

   TOTAL CURRENT ASSETS                                 526,000         757,000

Equipment, less accumulated depreciation of
   $1,191,000(2002) and$1,025,000(2001)                 370,000         448,000
Leasehold improvements, less accumulated
   amortization of $626,000(2002) and
   $553,000(2001)                                       389,000         445,000
Cash surrender value of officer's life
   insurance                                             20,000          20,000
Long-Term Note Receivable                                15,000              --
Investment in unconsolidated entity                     115,000              --
Deposits                                                 20,000          20,000
                                                   ----------------------------

                                                   $  1,455,000    $  1,690,000
                                                   ============================

CURRENT LIABILITIES
   Accounts payable                                $    613,000    $    957,000
   Accrued expenses to related parties                  453,000         474,000
   Accrued expenses to others                           230,000         132,000
   Notes payable other                                   45,000          54,000
   Loans payable to related party                       488,000         503,000
   Other current liabilities                             42,000          70,000
                                                   ----------------------------

      TOTAL CURRENT LIABILITIES                       1,871,000       2,190,000
                                                   ----------------------------

NOTES PAYABLE-RELATED PARTIES                           409,000         409,000
CONVERTIBLE NOTES: NET OF DISCOUNT                      924,000              --
CAPITAL LEASES: LONG TERM                                19,000              --
CONVERTIBLE DEBENTURES                                  613,000       1,014,000
                                                   ----------------------------

TOTAL LIABILITIES                                     3,836,000       3,613,000
                                                   ----------------------------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)
   Class A voting preferred stock,$ .00001
      par value, 2,500 shares authorized; 2,500
      shares issued and outstanding (2002 and 2001)          --              --
   Class B 8% preferred stock,$ .00001 par
      value, 1,150 shares authorized; none
      outstanding                                            --              --
   Class C preferred stock,$ .00001 par value,
      49,996,350 shares authorized; 10,443 issued
      and outstanding in (2002) and 0 issued and
      outstanding in (2001)                                  --              --
   Common stock,$.00001 par value, 1,950,000,000
      shares authorized; 883,552,000(2002) and
      345,887,000(2001) issued and outstanding            9,000           4,000
   Unearned compensation expense                       (230,000)       (284,000)
   Additional paid in capital                        36,016,000      34,565,000
   Deficit accumulated during development stage     (38,176,000)    (36,208,000)
                                                   ----------------------------

   TOTAL STOCKHOLDERS EQUITY (DEFICIT)               (2,381,000)     (1,923,000)
                                                   ----------------------------
                                                   $  1,455,000    $  1,690,000
                                                   ============================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                          MARCH 15 1990
                                                                                                          -------------
                                                                                                       (DATE OF INCEPTION)
                                                                                                       -------------------
                                             THREE MONTHS ENDED                NINE MONTHS ENDED                to
                                             ------------------                -----------------                --
                                                SEPTEMBER 30,                    SEPTEMBER 30,             SEPTEMBER 30,
                                                -------------                    -------------             -------------
                                            2002             2001            2002             2001             2002
                                            ----             ----            ----             ----             ----
REVENUES:                                   165,000           29,000          316,000          183,000        1,676,000

EXPENSES:
   Research and development                 190,000          123,000          501,000          367,000       10,453,000
   General and administrative               350,000          306,000        1,201,000        1,007,000       14,340,000
   Writedown of inventory
      & intangibles                              --               --               --               --        1,856,000
                                      ---------------------------------------------------------------------------------
                                            540,000          429,000        1,702,000        1,374,000       26,649,000
                                      ---------------------------------------------------------------------------------

   LOSS FROM OPERATIONS                    (375,000)        (400,000)      (1,386,000)      (1,191,000)     (24,973,000)
                                      ---------------------------------------------------------------------------------

OTHER INCOME(EXPENSE) - NET:

   Interest Expense - Related Party              --          (11,000)         (22,000)         (34,000)      (8,821,000)

   Interest Expense                        (228,000)        (142,000)        (561,000)        (221,000)      (6,038,000)

   Sale of New Jersey net operating
   loss carryforwards                            --               --               --               --        1,352,000

   Other(net)                                    --            1,000            1,000               --          304,000
                                      ---------------------------------------------------------------------------------
                                           (228,000)        (152,000)        (582,000)        (255,000)     (13,203,000)
                                      ---------------------------------------------------------------------------------

   NET LOSS                                (603,000)   $    (552,000)   $  (1,968,000)   $  (1,446,000)   $ (38,176,000)
                                      =================================================================================


BASIC AND DILUTED LOSS PER SHARE      $          --    $          --    $          --    $          --
                                      ================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               777,488,000      345,887,000      602,492,000      345,479,000
                                      ================================================================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                        Unearned       Additional       During
                                                        Number of                     Compensation      Paid-In-      Development
                                                      shares issued      Par value      Expense         Capital          Stage
                                                       ---------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2001                            378,841,000     $   4,000     $ (284,000)   $ 34,565,000     $(36,208,000)

Shares issued upon conversion of debentures              133,252,000         1,000                        188,000

Stock issued for services rendered                         1,386,000                                       10,000

Stock options exercised @ .01/share                           13,000

Amortization of unearned stock compensation                                                45,000

Beneficial conversion feature of notes payable                                                             52,000

  Net loss for the quarter ended March 31, 2002                                                                           (492,000)
                                                       ---------------------------------------------------------------------------
BALANCES AT MARCH 31, 2002                               513,492,000     $   5,000     $ (239,000)   $ 34,815,000     $(36,700,000)
                                                       ===========================================================================

Shares issued upon conversion of debentures               60,860,000         1,000                         74,000

Amortization of unearned stock compensation                                                44,000

Stock options issued @.006/share : 16,000,000 options                                    (160,000)        160,000

Amortization of stock options compensatory charge
   over service period                                                                     40,000

Stock options exercised @ .006/share                       5,000,000                                       30,000

Beneficial conversion feature of debentures                                                               148,000

Record value orf warrants issued                                                                          272,000

Beneficial conversion feature of notes payable                                                             35,000

  Net loss for the quarter ended June 30, 2002                                                                            (873,000)
                                                       ---------------------------------------------------------------------------
BALANCES AT JUNE 30, 2002                                579,352,000     $   6,000     $ (315,000)   $ 35,534,000     $(37,573,000)
                                                       ===========================================================================

Shares issued upon conversion of debentures              284,200,000         3,000                        318,000

Stock issued for services rendered                        20,000,000                                       60,000

Amortization of unearned stock compensation                                                45,000

Amortization of beneficial conversion feature
   of notes payable                                                                                       104,000

Amortization of stock options compensatory charge
   over service period                                                                     40,000

Net loss for the quarter ended September 30, 2002                                                                         (603,000)

                                                       ---------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2002                           883,552,000     $   9,000     $ (230,000)   $ 36,016,000     $(38,176,000)
                                                       ===========================================================================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          MARCH 15, 1990
                                                                 NINE MONTHS ENDED      (DATE OF INCEPTION)
                                                                   SEPTEMBER 30,          TO SEPTEMBER 30,
                                                           -----------------------------------------------
                                                               2002            2001            2002
                                                               ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $ (1,968,000)   $ (1,446,000)   $(38,176,000)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                              129,000         101,000       1,098,000
      Amortization                                               51,000          51,000         792,000
      Interest and compensation expense in connection
         with issuance of equity securities                     706,000         415,000      18,220,000
      Write down of inventories                                      --              --       1,339,000
      Write down of patents                                          --              --         517,000
      Loss on investment in related party                            --              --          89,000

   Changes in operating assets and liabilities
      (Increase) decrease in:
         Accounts receivable-Net Operating Loss                 452,000                              --
         Accounts receivable-Miscellanous                      (330,000)        (51,000)       (392,000)
         Inventories                                                 --          (5,000)     (1,335,000)
         Prepaid expenses and other current assest              (45,000)             --          82,000
         Other                                                  (15,000)         (4,000)        (30,000)
      Increase (decrease) in:
         Accounts payable                                      (344,000)        115,000         636,000
         Other current liabilities                              (43,000)       (121,000)        (13,000)
         Accrued expenses                                        77,000          21,000         660,000
                                                           --------------------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                $ (1,330,000)   $   (924,000)   $(16,513,000)
                                                           --------------------------------------------

See notes to consolidated financial statements

                  XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (continued)

                                                                                          MARCH 15, 1990
                                                                 NINE MONTHS ENDED      (DATE OF INCEPTION)
                                                                   SEPTEMBER 30,          TO SEPTEMBER 30,
                                                           -----------------------------------------------
                                                               2002            2001            2002
                                                               ----            ----            ----
NET CASH FLOWS FROM OPERATING ACTIVITIES                   $ (1,330,000)   $   (924,000)   $(16,513,000)
                                                           --------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Patent issuance costs                                             --              --        (548,000)
   Purchases of equipment and leasehold improvements            (15,000)        (66,000)     (2,095,000)
   Investment in unconsolidated entity and others              (115,000)             --        (138,000)
   Other                                                             --              --          (8,000)
                                                           --------------------------------------------

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:            (130,000)        (66,000)     (2,789,000)
                                                           --------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Proceeds from related party loans                             70,000          85,000       2,030,000
   Proceeds from notes payable - others                       1,305,000              --       1,933,000
   Proceeds from short term loans                                45,000         695,000       4,156,000
   Capital contribution                                              --              --          95,000
   Net payments on capital leases                                (5,000)             --          (5,000)
   Payments on interim loans                                    (85,000)             --        (583,000)
   Payments on notes payable - others                           (54,000)             --        (579,000)
   Payments on stockholder loans                                     --              --        (572,000)
   Proceeds from issuance of capital stock                       30,000           4,000      12,914,000
                                                           --------------------------------------------

   NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:        1,306,000         784,000      19,389,000
                                                           --------------------------------------------

   NET CHANGE IN CASH                                          (154,000)       (206,000)         87,000
CASH, BEGINNING OF PERIOD                                       241,000         229,000               0
                                                           --------------------------------------------
CASH, END OF PERIOD                                        $     87,000    $     23,000    $     87,000
                                                           ============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
      Interest paid - related party                        $     27,000    $     27,000    $    251,000
                                                           ============================================
      Interest paid - other                                $      8,000    $      3,000    $    176,000
                                                           ============================================

NONCASH FINANCING AND INVESTING ACTIITIES
   Net assets of Xechem India contributed to capital and
      minority interest                                    $         --    $         --    $    118,000
                                                           ============================================

   Liabilities exchanged for preferred and common stock    $     70,000    $         --    $  1,246,000
                                                           ============================================

   Exchange of notes receivable for stock                  $    160,000    $         --    $    160,000
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

The accompanying consolidated financial statements have been prepared assuming Xechem International, Inc. and its subsidiaries will continue as a going concern. We have suffered recurring losses from operations and have a net working capital deficiency that raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Significant accounting policies and other matters relating to us and our wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc. and XetaPharm, Inc., are set forth in the financial statements for and as of the year ended December 31, 2001 included in our Form 10-KSB, as filed with the Securities and Exchange Commission.

[2]  BASIS OF REPORTING

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring item) which are considered necessary for a fair presentation of our consolidated financial position at September 30, 2002 and the consolidated results of its operations for the three months and the nine months ended September 30, 2002 and 2001 and for the cumulative period from March 15, 1990 (date of inception) to September 30, 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-KSB for the year ended December 31, 2001. The results of operations for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for a full year.

As a result of our net losses through December 31, 2001 and accumulated deficit since inception, our accountants, in their report on our financial statements for the year ended December 31, 2001, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of September 30, 2002 as we have less then one month of cash on hand at our current expenditure rate. Our research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

We have received $1,375,000 in the first nine months of 2002 from investor financing of which

$70,000 are accounted for as related party loans and $155,000 are "Unsecured Subordinated Convertible Debentures". The term of these debentures are ten (10) years with an interest rate of 8% per annum payable on the Maturity Date. Each debenture is convertible into shares of our common stock, par value $.00001 per share, at a price per share of $.0015. $1,150,000 is from "Unsecured Convertible Notes. As of September 30, 2002, $1,150,000 of "Unsecured Convertible Notes" are outstanding. The term of these notes is for two (2) years with simple interest accruing at the annual rate of 8% payable on May 23, 2004 (the Maturity Date). These notes are convertible into shares of our common stock, par value $.00001 per share, after six months from receipt.

During the first nine months of 2002, we decreased our borrowings under our line of credit with Bank of New York, a short-term loan, by $9,000 by repaying the balance of $54,000 in January 2002 and borrowing $45,000 in March 2002. We also repaid $85,000 of related party loans in January 2002.

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

[3]  NOTES AND LOANS PAYABLE

We have received $1,375,000 in the first nine months of 2002 from investor financing of which $70,000 are accounted for as related party loans and $155,000 are "Unsecured Subordinated

Convertible Debentures". The term of these debentures is ten (10) years with an interest rate of 8% per annum payable on the Maturity Date. Each debenture is convertible into shares of our common stock, par value $.00001 per share, at a price per share of $.0015 with $613,000 still outstanding as of September 30, 2002. $1,150,000 is from "Unsecured Convertible Notes". The term of these notes is for two (2) years with simple interest accruing at the annual rate of 8% payable on May 23, 2004 (the Maturity Date). These notes are convertible into shares of our common stock, par value $.00001 per share, after six months from receipt. The conversion price of the Notes is the lower of $0.005 or 50% of the lowest closing bid price for the Shares on the OTC Pink Sheets, the OTC Bulletin Board, the Nasdaq SmallCap or NMS Markets or any stock exchange, or if not then trading on any of the foregoing, such other principal market or exchange where the Shares are listed or traded for 30 trading days prior to but not including the date of conversion. The interest on those notes accrues and is payable upon maturity, and at the option of the holder may be converted into common stock, per the aforesaid formula. The borrower shall have a ten (10) business day grace period to pay any monetary amounts due under this Note, after which grace period a default interest rate of fifteen percent (15%) per annum shall apply to the amounts owed hereunder. In addition, the holders of Unsecured Convertible Notes were issued five year warrants to purchase common stock at an exercise price of $0.01 per share, with 40 warrants issued for each $1.00 of investment in notes. We issued warrants with an exercise price of $0.01 to purchase 35,560,000 shares of common stock. In order to exercise warrants after a six month waiting period,
a) payment may be made either in (i) cash or by certified or official bank check payable to the order of the Company equal to the applicable aggregate purchase price, (ii) by delivery of Common Stock issuable upon exercise of the Warrants or (iii) by a combination of any of the foregoing methods. The Holder may not employ the cashless exercise feature described above at any time that the Warrant Stock to be issued upon exercise is included for unrestricted resale in an effective registration statement. We are obliged to register the shares of common stock underlying the notes and warrants.

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

[4]  STOCK OPTIONS

During the first nine months of 2002 16,000,000 stock options were issued to a consultant for services with an exercise price of $0.006. During the first three months of 2002 stock options to purchase 12,400 shares of common stock were exercised at $0.01 and in April 2002 stock options to purchase 5,000,000 shares of common stock were exercised at $0.006.

At the July 11,2002 board meeting 2,550,000 options were approved which were granted since the previous board meeting, of these options 800,000 were forfeited by two employees due to termination of services. At this time we also reduced the exercise price to $0.005 per share for

22,400,000 options.

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

[6]  NET LOSS PER SHARE

Net loss per share was calculated using the weighted average number of common shares outstanding. For the nine months ended September 30, 2002 and 2001, stock options, warrants and convertible debt respectively have been excluded from the calculation of diluted loss per share, as they are antidilutive. Outstanding options were 33,919,000 and 11,574,000 as of September 30, 2002 and 2001
respectively. Outstanding warrants were 35,560,000 and 0 as of September 30, 2002 and 2001 respectively. We also have convertible debt totaling $1,763,000 in principal, which can be converted into approximately 3.2 billion shares of common stock as of November 11, 2002 FMV.

[7]  INVESTMENTS

On March 31, 2002 we exchanged promissory notes receivable of over $160,000, with a carrying value of $115,000, from Consumers Choice Systems Inc. ("CCSI"), Inc, for 5,173,000 shares of their common stock. CCSI is a pharmaceutical manufacturer and distribution company specializing in products relating to "Woman's Well Being". Our investment in CCSI is being accounted for on a cost basis, since we own less then 20% of CCSI and cannot exercise control. We have no agreements in place regarding future business relationships, additional financing requirements or funding of any of CCSI's costs.

During the first nine months of 2002 we made two unsecured loans to CCSI totaling $265,000 with an interest rate of 10%, $250,000 is due May 27, 2003 and $15,000 is due May 9, 2004. We also received a warrant authorizing the purchase of two hundred fifty thousand (250,000) shares of CCSI common stock at a value of three ($ 0.03) cents per share. The warrant has a ten (10) year life.

[8]  SUBSEQUENT EVENTS

During October 2002 we converted $333,904 of principal and $26,379 of accrued interest of our 8% Convertible Debentures into 480,377,316 shares of common stock. Also at this time Dr. Ramesh C. Pandey was issued 15,852 shares of Class C, Series 6 Voting Preferred Stock, which carries voting rights equal to 150,852,000 shares of our common stock. These shares were issued in order to maintain his 20% voting share in the corporation, pursuant to the terms of his employment agreement with us.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.1
          ------------------------------------

GENERAL

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

RESULTS OF OPERATIONS

The Nine months Ended September 30, 2002 vs. The Nine months Ended September 30, 2001

The following table sets forth certain statement of operations data for the cumulative period from inception (March 15, 1990) to September 30, 2002 and for each of the nine months ended September 30, 2002 and September 30, 2001.

                                                                    CUMULATIVE
                                                                    ----------
                                            NINE MONTHS ENDED      INCEPTION TO
                                            -----------------      ------------
                                              SEPTEMBER 30,        SEPTEMBER 30,
                                              -------------        -------------
                                           2002          2001          2002
                                           ----          ----          ----
                                             (in thousands)

Revenue                                 $     316     $     183     $   1,676

Research And Development Expense        $     501     $     367     $  10,453

General And Administrative Expenses     $   1,201     $   1,007     $  14,340

Writedown Of Inventory And Intangibles  $      --     $      --     $   1,856

Loss From Operations                    $  (1,386)    $  (1,191)    $ (24,973)

Other Income (Expense)                  $    (582)    $    (255)    $ (13,203)

Net Loss                                $  (1,968)    $  (1,446)    $ (38,176)

----------------------
1 Some of the statements included in Item 2, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicates that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result, which we expected also, may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to publicly release the result of any revisions to the forward looking statements that may be made to reflect any future events or circumstances.

REVENUE

The $133,000 increase in sales for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 represents approximately a 72% increase resulting from a $210,000 increase in service fees from a new customer and a $80,000 decrease in consulting fees from A & K Consultants, of which $100,000 was a one time fee. Our subsidiary XetaPharm Inc. had an increase in consulting fees of approximately $39,000 over the same period. We anticipate these to continue for the foreseeable future.

RESEARCH AND DEVELOPMENT

Our research and development expenditures were made in conjunction with the development of compounds to make niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures increased by $134,000 to $501,000 or 36.5% primarily from increases in the following items: personnel of approximately $54,000 or 44%, consulting expenses of approximately $24,000 or 146%, maintenance and repairs of approximately $26,000 or 260% supplies of approximately $30,000 or 239% due to new projects and in depreciation expense of approximately $28,000 or 19% due to new equipment from 2001 and equipment under capital leases for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

Expenditures for research and development increased during the first three quarters of 2002. We anticipate this trend to continue due to our plan to bring a generic version of paclitaxel to market, new hires and increased activity and should continue to increase for the remainder of the year. We believe that increased research and development expenditures could significantly hasten the development of new products as well as the marketability of paclitaxel and its second-generation analogs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased approximately $194,000 or 19% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This increase is primarily due to the expenses related to the issuance of convertible notes payable and the registration statement filed for the number of shares of common stock into which the notes were converted in the beginning of the third quarter, including a 10% finders fee of $115,000. Administrative salaries increased approximately $109,000 or 35% over this same nine month period due to new hires, primarily connected with our Xetapharm consulting services.

Interest expense to non-related parties increased approximately $340,000 or 154% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, primarily relating to beneficial conversion of debentures and convertible notes payable.

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

LIQUIDITY AND CAPITAL RESOURCES; PLAN OF OPERATIONS

On September 30, 2002, we had cash and cash equivalents of $87,000, negative working capital of $1,345,000 and negative stockholders' equity of $2,381,000.

As a result of our net losses through December 31, 2001 and accumulated deficit since inception, our accountants, in their report on our financial statements for the year ended December 31, 2001, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of September 30, 2002. Our research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

During the first nine months of 2002 we used $1,330,000 of cash in operating activities, $130,000 was used in investing activities and we received $1,306,000 from financing activities. This gave us a net change in cash of negative $154,000 and a cash balance as of September 30, 2002 of $87,000.

We have received $1,375,000 in the first nine months of 2002 from investor financing of which $70,000 are accounted for as related party loans and $155,000 are "Unsecured Subordinated Convertible Debentures". The term of these debentures is ten (10) years with an interest rate of 8% per annum payable on the Maturity Date. Each debenture is convertible into shares of our common stock, par value $.00001 per share, at a price per share of $.0015, with $613,000 still outstanding as of September 30, 2002. $1,150,000 is from "Unsecured Convertible Notes". The term of these notes is for two (2) years with simple interest accruing at the annual rate of 8% payable on May 23, 2004 (the Maturity Date). These notes are convertible into shares of our common stock, par value $.00001 per share, after six months from receipt. The conversion price of the Notes is the lower of $0.005 or 50% of the lowest closing bid price for the Shares on the OTC Pink Sheets, the OTC Bulletin Board, the Nasdaq SmallCap or NMS Markets or any stock exchange, or if not then trading on any of the foregoing, such other principal market or exchange where the Shares are listed or traded for 30 trading days prior to but not including the date of conversion. The interest on those notes accrues and is payable upon maturity, and at the option of the holder may be converted into common stock, per the aforesaid formula. The borrower shall have a ten (10) business day grace period to pay any monetary amounts due under this Note, after which grace period a default interest rate of fifteen percent (15%) per annum shall apply to the amounts owed hereunder. In addition, the holders of Unsecured Convertible Notes were issued five year warrants to purchase common stock at an exercise price of $0.01 per share, with 40 warrants issued for each $1.00 of investment in notes. We issued warrants with an exercise price of $0.01 to purchase 35,560,000 shares of common stock. In order to exercise warrants after a six month waiting period, a) Payment may be made either in (i) cash or by certified or official bank check payable to the order of the Company equal to the applicable aggregate Purchase Price, (ii) by delivery of Common Stock issuable upon exercise of the Warrants or (iii) by a combination of any of the foregoing methods. The Holder may not employ the cashless exercise feature described above at any time that the

Warrant Stock to be issued upon exercise is included for unrestricted resale in an effective registration statement. We are obliged to register the shares of common stock underlying the notes and warrants.

During the first nine months of 2002, we decreased our borrowings under our line of credit with Bank of New York, a short-term loan, by $9,000 by repaying the balance of $54,000 in January 2002 and borrowing $45,000 in March 2002. We also repaid $85,000 of related party loans in January 2002.

We have entered into two capital leases for various equipment. The value of the leases is approximately $30,500. Monthly payments of approximately $365 will be paid over the next three years and approximately $500 will be paid over the next five years, respectively, per lease.

We are currently seeking investors, marketing partners, joint ventures or strategic alliance agreements both in the United States and abroad. We are actively pursuing numerous prospects.

We have expended and will continue to expend substantial funds in connection with the research and development of our products. As a result of these expenditures, and even with revenues anticipated from of sales of nutraceuticals, lab fees and consulting revenues, we anticipate that losses will continue for the foreseeable future. As of September 30, 2002 we have less than one month of cash on hand at our current expenditure rate.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

---------------------------------------------------------------------------------------------------
                                                  PAYMENTS DUE BY PERIOD AS OF SEPTEMBER 30, 2002
---------------------------------------------------------------------------------------------------
                                                         LESS THAN      1-3         4-5     AFTER 5
CONTRACTUAL OBLIGATIONS                         TOTAL      1 YEAR      YEARS       YEARS     YEARS
---------------------------------------------------------------------------------------------------
LONG-TERM DEBT: CONVERTIBLE DEBENTURES (1)     613,000     613,000
---------------------------------------------------------------------------------------------------
LONG-TERM DEBT: CONVERTIBLE NOTES (2)        1,150,000               1,150,000
---------------------------------------------------------------------------------------------------
OPERATING LEASES-SHORT & LONG TERM              59,000      19,000      40,000
---------------------------------------------------------------------------------------------------
SHORT-TERM DEBT (3)                            318,000     318,000
---------------------------------------------------------------------------------------------------
UNCONDITIONAL PURCHASE OBLIGATIONS (4)         613,000     613,000
---------------------------------------------------------------------------------------------------
OTHER LONG-TERM OBLIGATIONS                    170,000                 170,000
---------------------------------------------------------------------------------------------------
TOTALS                                       2,923,000     950,000   1,360,000       --     613,000
---------------------------------------------------------------------------------------------------

     1. The Convertible Debentures mature in ten (10) years with interest at the rate of 8% per annum. We expect (but there can be no assurance) that they will be converted to common stock within one year.
     2. The Convertible Notes mature in two (2) years with 8% interest per annum. We expect (but there can be no assurance) that they will be converted to common stock within one year.
     3. $298,000 is due in September 2003 and the remaining $20,000 was converted to equity in October 2002.
     4.   This consists of Accounts Payable as of September 30, 2002.

We also have a line of credit with the Bank of New York with borrowings of $45,000 against a $55,000 line-of-credit bearing interest at the rate of 6.75% per annum as of September 30, 2002.

During the first nine months of 2002 ending September 30, 2002 we had the following equity transactions:
1) We converted $561,426 of principal of our convertible debentures and $23,699 of interest into 478,311,964 shares of our common stock. 2) We issued 21,386,076 shares of our common stock for services valued at $69,900. 3) There were also 5,012,400 options for 5,012,400 shares of our common stock exercised. 4) We issued 20,300 shares of Class C Series 6 Preferred Stock to our president, Dr. Ramesh C. Pandey in accordance with an agreement, which we have with him, which allows him to remain the owner of 20% of our outstanding voting stock. Dr. Pandey paid us a nominal amount for these shares.

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

EQUITY TRANSACTIONS

As permitted by the Statement of Financial Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, we account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees".
Compensation expense for stock options issued to employees is based on the difference, on the date of the grant, between the fair value of our stock and the exercise price of the option. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counter-party's performance is complete.

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

OTHER POLICIES

We have adopted or will adopt the following new accounting standards: Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets." SFAS No. 141 is effective for all business combinations completed after September 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for Xechem are as follows:


     - All business combinations initiated after September 30, 2001 must use the purchase method of accounting. The pooling-of-interests method of accounting is prohibited except for transactions initiated before July 1, 2001.

     - Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

     - Goodwill, as well as intangible assets with indefinite lives, acquired after September 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives would no longer be subject to amortization.

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

In April 2002, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. We believe that this statement will not have a significant impact on our results of operations or financial position upon adoption.

In July 2002, The Financial Accounting Standards Board ("FASB") Issued Statement 146 Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We believe that this new standard will not have a material effect on our results of operations or financial condition.

ITEM 3.                     CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II

                               OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities:

     During the nine months from January 1, 2002 to September 30,2002 covered by this Report, we issued the following equity securities that were not registered under the Securities Act of 1933:

     (i) During the nine months from January 1, 2002 to September 30,2002 we issued 21,386,076 shares of our Common Stock to four consultants for services valued at $69,900. We are claiming the private offering exemption found at Section 4(2) of the Securities Act for this offering.

     No broker-dealer was used in connection with this transaction.

     (ii) During the nine months from January 1, 2002 to September 30,2002, we issued 20,300 shares of Class C Series 6 Preferred Stock to our president, Dr. Ramesh C. Pandey in accordance with an agreement which we have with him which allows him to remain the owner of 20% of our outstanding voting stock. Dr. Pandey paid us a nominal amount for these shares. We are claiming the private offering exemption found at Section 4(2) of the Securities Act for this offering.

     No broker-dealer was used in connection with this transaction.

     (iii) During the nine months from January 1, 2002 to September 30,2002, we issued $155,000 in principal amount of an unsecured subordinated debenture to an accredited investor. The term of this debenture is ten years with an interest rate of 8% per annum payable on the maturity date. This debenture is convertible into shares of our Common Stock after six months from receipt at a price of $0.0015 per share. We are claiming the private offering exemption found at Section 4(2) of the Securities Act for this offering.

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

          99.1 Certificate of Chief Executive Officer & Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     XECHEM INTERNATIONAL, INC.


     Date:  November 14, 2002

                                        /s/  Ramesh C. Pandey
                                        ----------------------------------------
                                        Ramesh C. Pandey, Ph.D.
                                        President/Chief Executive Officer
                                        and Chief Financial Officer

                                  CERTIFICATION

            PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Ramesh C. Pandey Ph. D., certify that:

1.   I  have   reviewed  this   quarterly   report  on  Form  10-QSB  of  Xechem
     International Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Ramesh C. Pandey Ph D
-------------------------
Name: Ramesh C. Pandey Ph D
---------------------------

Chief Executive Officer See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

                                  CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Ramesh C. Pandey Ph D, certify that:

1.   I  have   reviewed  this   quarterly   report  on  Form  10-QSB  of  Xechem
     International Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Ramesh C. Pandey Ph D
-------------------------
Name: Ramesh C. Pandey Ph D
---------------------------

Chief Financial Officer See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.