Form 10KSB
period 2002-12-31
XECHEM INTERNATIONAL INC
filed 2003-04-15
CIK 919611

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

                         Commission File Number 0-23788

                           XECHEM INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

             Delaware                                    22-3284803
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey     08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number:                                        (732) 247-3300
--------------------------                                        --------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

---------------------------------      -----------------------------------------

---------------------------------      -----------------------------------------

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
YES [ ]  NO [X]

     State issuer's revenues for its most recent fiscal year. $ 269,000

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $ 937,000 as of March 31, 2003.

     The number of shares outstanding of our Common Stock was 9,431,281,641 as of March 31, 2003.

                                      INDEX
                                      -----
                                                                            Page
                                                                            ----
PART I
     Item 1.  Description of Business......................................... 3
     Item 2.  Description of Property.........................................25
     Item 3.  Legal Proceedings...............................................25
     Item 4.  Submission of Matters to a Vote of Stockholders.................27

PART II
     Item 5.  Market for Common Equity and Related Stockholder Matters........28
     Item 6.  Management's Discussion and Analysis............................29
     Item 7.  Financial Statements............................................34
     Item 8.  Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure........................................35

PART III
     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............36
     Item 10. Executive Compensation..........................................37
     Item 11. Security Ownership of Certain Beneficial Owners and Management..40
     Item 12. Certain Relationships and Related Transactions..................41
     Item 13. Exhibits and Reports on Form 8-K................................43
     Item 14. Control Procedures..............................................45

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

     In July 2002 we formed Xechem Pharmaceuticals Nigeria Limited, under the Companies and Allied Matters Act (1992), of the Federal Republic of Nigeria to develop and manufacture an NIPRISAN, a nutraceutical product which we believe holds promise in the treatment of Sickle Cell Disease. See Xechem Nigeria below.

--------------------
     1 Some of the statements included in Item 1, Description of Business, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "anticipate, "believe" or "expect," indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

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

RECENT DEVELOPMENTS

Xechem Nigeria
--------------

     In July 2002 we formed Xechem Pharmaceuticals Nigeria Limited ("Xechem Nigeria"), under the Companies and Allied Matters Act (1992), of the Federal Republic of Nigeria. Through Xechem Nigeria, we will manufacture, market and distribute a number of pharmaceuticals and prescription nutraceutical originating from the African Continent. This will place us in a unique position to take full advantage of Nigeria's well-known biodiversity, which is expected to yield new important drugs and other nutraceuticals in the near future.

     On July 18, 2002, we signed an exclusive worldwide license for the manufacturing, marketing, distribution and sales of NIPRISAN(TM) from the National Institute of Pharmaceutical Research and Development ("NIPRD"), government of Nigeria, for the treatment of Sickle Cell Disease ("SCD"). NICOSAN(TM) is our name for the non-toxic phyto-pharmaceutical product formerly named NIPRISAN(TM), a nutraceutical. We are currently in the process of completing for submission of an Investigational New Drug Application ("IND") for this product to the United States Food and Drug Administration ("FDA"). To date, there has been no successful non-toxic drug developed for the treatment of SCD.

     We anticipate the initial sales of NICOSAN(TM) in Nigeria in the second quarter of 2003. All manufacturing, marketing, distribution and sales of the product NICOSAN(TM) will take place through Xechem Nigeria at this time.

     We filed an Orphan Drug Application with the United States Food and Drug Administration ("FDA") seeking Orphan Drug status for the Phyto-Pharmaceutical product, HEMOXIN(TM), which is a strong candidate as a treatment for patients suffering with Sickle Cell Disease ("SCD").

SICKLE CELL DISEASE IN THE UNITED STATES
----------------------------------------

     In 1972, the 92nd US Congress passed the National Sickle Cell Anemia Control Act, which called for grant support for screening programs. In 1975, the first US State began a newborn screening program for SCD. However, there has been only one drug, Hydroxyurea (HU), which has come to the marketplace since that time, out of approximately 2,000 screened candidates with over $1 billion in research funding.

     According to a study published by Allison Ashley-Koch, Quanhe Yang, and Richard S. Olney of the Centers for Disease Control and Prevention ("CDC"), SCD is a major public health concern (Ashley-Koch, A. et al, Am. J. Epidemiol 151, 839, 2000). Each year in the US, an average of 75,000 hospitalizations are due to SCD, costing approximately $475 million. The average length of per hospital visit was 6.1 days and adults tended to have longer stays than children and adolescents. SCD is also associated with significant mortality. Among children, the primary causes of mortality are bacterial infections and stroke. This genetic disorder has great impact on both the individual and society.

Xechem China
------------

     On  April  4,  2000,  we  signed  a  joint  venture  agreement  with  J & M
Consultants, Ltd. ("J & M") to establish Xechem Pharmaceutical China Ltd. (Xechem China) with offices in Hong Kong and Beijing, People's Republic of China. Xechem China is owned 45% by us and 55% by J & M Consultants, Ltd. The purpose of establishing Xechem China was to carry on the business of manufacturing, marketing and distributing pharmaceutical and nutraceutical products in China. Xechem China was also formed to carry out research, development, clinical studies and production of new drugs based on our technology related to traditional Chinese medicine and other disciplines, provide consulting services for drug development and set up a certified laboratory in the People's Republic of China to screen, establish Quality Control and Quality Assurance laboratories and certify pharmaceutical products for the public.

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

     In an exclusive License Agreement with Xechem China, we will allow the use of our patents, trademarks and technical information to manufacture, market and sell the products in the Territories of the People's Republic of China, Hong Kong, Macao, Taiwan (The Republic of China), Mongolia, Korea, Singapore, Malaysia, Indonesia, the Republic of the Philippines, Thailand, Vietnam, Brunei, Cambodia, Myanmar, and such other countries or regions which may be agreed between the parties. A non-exclusive license is granted in Japan. J & M had committed a sum of $1,218,000 and management services to Xechem China. Xechem China had agreed to fund Xechem up to $240,000 as an interest free loan in monthly installments of $20,000 over 24 months. As of December 31, 2000 we have received $140,000, no new funds were received in 2001 or 2002. In the event that funding is not received in the near future, we may elect to terminate this license agreement.

     During the second quarter of 2001 Xechem Pharmaceutical China Ltd. ceased active operations, due to Xechem-China's president and C.E.O. having to devote his full attention to his other holdings. We feel that this situation will not hinder our present or future involvements in the Asian Market. Xechem and our subsidiaries are still actively pursuing other relationships.

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

Sale of Net Operating Loses (NOLs)
----------------------------------

     During  December of 2002 we received  approval from the New Jersey Economic
Development Authority ("NJEDA") to sell approximately $303,000 of a total of $377,000 of tax benefits generated from NOL's. Under the terms of this NJEDA program, the proceeds of the sale had to be used for the purchase of fixed assets, working capital and any other expenses determined by the NJEDA to be in conformity with the New Jersey Emerging Technology and Biotechnology Financial Assistance Act. During 2002 and 2001, Xechem and its subsidiaries transferred the tax benefits of $303,000 and $519,000 in exchange for $243,000 and $452,000 respectively, pursuant to the New Jersey State Tax Credit Transfer program. We received $243,000 net pursuant to this program in December 2002.

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

     We have obtained notice of regulatory approval to import and sell generic Chinese paclitaxel, under the name MEDAXOL(TM), in India. We received notice and authorization from the Indian Government on July 20, 2001. As of the December 31, 2002 there has been no sales generated from MEDAXOL(TM).

MANUFACTURING

     We conduct pilot-scale manufacturing of our potential products (other than nutraceuticals) under current Good Manufacturing Practices ("cGMP"). Management believes that its in-house pilot plant facility has adequate capacity to manufacture a limited quantity of bulk drugs for sale. We have temporarily stopped our in-house manufacturing of bulk paclitaxel due to Bristol-Myers exclusivity to market paclitaxel, now since expired. We intend to resume manufacturing in the near future. We have submitted a Drug Master File (DMF) for the facility and for the manufacture of bulk paclitaxel with the FDA. Such certification is a necessary precondition to production of paclitaxel and other pharmaceutical products for sale in the United States market. See "Paclitaxel and Other Anticancer Agents" above.

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

PATENTS AND PROPRIETARY TECHNOLOGY

     Our policy is to seek patent protection aggressively and enforce all of its intellectual property rights. Dr. Pandey was issued a patent in 1992 for purifying Dermostatin A and B, the rights to which have been assigned to us. A second patent, related to the method for separating and purifying antifungal polyene macrolide antibiotics, was granted to Dr. Pandey in 1993 and assigned by Dr. Pandey to us. We have received two patents from the U.S. Patent and Trademark Office for the HEXOID(TM) plate. We has also received seven U.S. patents on paclitaxel and its analogs from the U.S. Patent and Trademark Office from 1997 through December 2002 and seven international patents from July 1999 through December 2002. Patent applications for numerous counterparts are pending in the areas of paclitaxel isolation and purification, paclitaxel analogs and plant tissue culture (which also will be assigned to us).

     No assurance can be given that any patent held by, issued to, or licensed by, we will provide protection that has commercial significance. Furthermore, no assurance can be given that our patents, if issued, will afford protection against competitors with similar compounds or technologies, that others will not obtain patents which make claims similar to those covered by our patent applications, or that the patents of others will not have an adverse effect on our ability to conduct business.

                              UNITED STATES PATENTS
                              ---------------------
--------------------------------------------------------------------------------
    U.S. PATENT                                                          DATE OF
       NUMBER                      TITLE OF PATENT                        ISSUE
--------------------------------------------------------------------------------
1.   5,159,002      "Method for Purifying Dermostatin A and B"             1992
--------------------------------------------------------------------------------
2.   5,210,226      "Method for Separating Purifying Polyene               1993
                    Macrolide Antibiotics"
--------------------------------------------------------------------------------
3.   5,654,448      "Isolation and Purification of Paclitaxel              1997
                    from Organic Matter containing Paclitaxel,
                    Cephalomannine and Other Related Taxanes"
--------------------------------------------------------------------------------
4.   5,840,748      "Dihalocephalomannine and Methods of Use               1998
                    Therefor"
--------------------------------------------------------------------------------
5.   5,854,278      "Preparation of Chlorinated Paclitaxel                 1998
                    Analogues and Their Use Thereof as Antitumor
                    Agents"
--------------------------------------------------------------------------------
6.   5,807,888      "Preparation of Brominated Paclitaxel                  1998
                    Analogues and Their Use as Effective
                    Antitumor Agents"
--------------------------------------------------------------------------------
7.   5,840,930      "Method for Production of 2",3"                        1998
                    Dihalocephalomannine"
--------------------------------------------------------------------------------
8.   5,817,510      "Device and Method for Evaluating Microorganisms"      1998
--------------------------------------------------------------------------------
9.   Des. 411,308   "Covered, Multi-Well Assay Plate"                      1999
--------------------------------------------------------------------------------
10.  6,177,456      "Monohalocephalomannines having Anticancer and         2001
                    Antileukemic Activity and Method Preparation
                    Therefor"
--------------------------------------------------------------------------------

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

     Our licensing agreement with the MD Anderson Cancer Center and the Trustees of the University of Texas requires us to expend significant sums to maintain its exclusivity under such agreement, as well as to prosecute patent infringers at its cost and expense. There can be no assurance that we will have the funds sufficient to continue our rights under this agreement or to commercialize the licensed technology. MD Anderson Cancer Center issued a letter to us claiming a breach of contract. We oppose this claim and subsequently filed for a declaratory judgement against MD Anderson Cancer Center and the Trustees of the University of Texas. See Item 3. Legal Proceedings

     We also rely on trade secrets and proprietary know-how, which we seek to protect, in part, by confidentiality agreements with our employees, consultants and others. There can be no assurance that these agreements will not be breached that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or independently developed by competitors.

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

Products from Traditional Medicinal Plants and Marine Sources:
--------------------------------------------------------------

     In addition to its efforts to develop generic equivalents to compounds, which no longer enjoy patent protection, we have developed what we believe is an efficient drug discovery program for the discovery, development and commercialization of new classes of pharmaceuticals. Towards this goal, we are seeking to develop proprietary drugs from extracts of medicinal plants and marine sources, as well as diagnostic tests for determination of the presence of certain biochemical compounds and/or diseases.

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

     Our particular focus is the development of therapeutic agents based on traditional plant medicines, especially the folklore of India and the People's Republic of China. Over the past few decades, research in these countries has developed a number of drugs from such plants. However, only a few of these drugs have been introduced into Western medicine. We believe we have an opportunity to use our expertise and knowledge of these agents, as well as sourcing of natural compounds, to develop pharmaceuticals that can be successfully introduced in the United States and other developed countries.

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

     All of these extracts and pure compounds are undergoing early stages of laboratory screening for activity against cancer, AIDS, infections, or other conditions. Those compounds, which demonstrate significant activity will be further tested in animal studies. We will select those compounds, which show greatest promise for further investigation and commence the process of submitting applications to the FDA, conducting human clinical trials, and obtaining final FDA approval. Historically in the United States, seven to ten years are needed to advance a new pharmaceutical from the laboratory to marketing. See "Government Regulation" below.

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

     XetaPharm has developed a limited number of over-the-counter natural products (not requiring FDA approval) for sale through direct consumer sales, health food outlets and distribution companies. We have selected several products to be manufactured by contract manufacturers under XetaPharm trademarks. The emphasis of the products has been the natural health benefits. Initial marketing efforts commenced in the second quarter of 1996. XetaPharm has six products, to date: GarlicOnce(R); GinkgoOnce(R); GinsengOnce(R); Gugulon(TM); Co-Enzyme-Q10 and VIDAPRAS(TM). We have designed a time-release component for the first three of these products, reducing the number of pills that must be taken. There can be no assurances as to the level of success for this program. XetaPharm's marketing efforts and sales have been limited, due to our financial constraints. We are evaluating our long-term commitment, which includes continued investment in sales and marketing, limited investment to product development for other companies or divestiture of XetaPharm.

     In December of 2001, we fully reserved the value of our finished goods inventory of Xetapharm due to slow movement and limited sales. This will in no way stop our efforts to market nutraceuticals in the future.

MANUFACTURING OF NUTRACEUTICALS

     A contract manufacturer currently produces XetaPharm products to our specifications until our marketing efforts through brokers, Internet and foreign sales show sufficient increases in demand to warrant in-house manufacturing. We will analyze possible alternatives.

MARKETING

     Our initial potential pharmaceutical products are targeted at the anticancer, antiviral, and antifungal markets. We are seeking corporate alliances with large pharmaceutical companies for some of these programs in order to take advantage of such companies' abilities to reach broad-based markets. There can be no assurance that we will be able to enter into such collaborative agreements. If we decide to conduct any direct marketing of potential products, there can be no assurance that we will be successful in establishing a successful in-house marketing and sales force or that sufficient financing will be available to develop its marketing and sales capabilities.

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

TRADEMARKS

     We have registered and maintain trademark rights to Xechem(R) and have applied for registration of HEXOID(TM). We had planned to market paclitaxel under the trademark PAXETOL(TM). Registration of PAXETOL(TM) in United States and Canada was opposed by Smithkline Beecham P.L.C. ("SKB") based on SKB's registered PAXIL(R) mark for use with a dissimilar product. In order to avoid this conflict, we will select a new name for the United States and Canada, but will retain the trademark PAXETOL(TM) for other countries. We may seek to register other existing or future trademarks. We have also registered and maintain trademark rights for NICOSAN(TM) and HEMOXIN(TM) for our new Sickle Cell Anemia products. We are not aware of any competitive uses of trademarks similar to our existing trademarks, other than as claimed by SKB, which may interfere with our use of our trademarks.

     XetaPharm maintains trademark rights to GarlicOnce(R), GinsengOnce(R), GinkgoOnce(R), Gold Leaf(R), Gugulon(TM) and VIDA PRAS(TM) for which U.S. registration has been granted. XetaPharm may adopt other trademarks for use with its potential products.

RAW MATERIAL SUPPLY

     Initially, we obtained the raw material for paclitaxel from domestic sources. In September 1994, we entered into a three-year agreement with Guizhou Fanya Pharmaceutical Co. Ltd. ("Guizhou") for Guizhou to supply to us partially processed raw material for paclitaxel. Pursuant to that Agreement, we purchased
2.5 kilograms of at least 50% crude paclitaxel (i.e., paclitaxel already extracted from the bark) from Guizhou during 1995 and 2.5 kilograms in 1996. Our obligation was to purchase a minimum of four kilograms in the year 1996 and four kilograms in the year 1997. Due to our financial condition, and the extension of Bristol-Myers Squibb's exclusivity of the sale of TAXOL(R) in the US market, we were unable to make the minimum purchases.

     Should the agreement with Guizhou be terminated or not extended, we may not be able to purchase sufficient quantities of paclitaxel pursuant to the Guizhou agreement to meet our current needs. If we determine to produce paclitaxel in larger quantities than presently planned, we have located additional suppliers in China and one supplier in India for the crude paclitaxel material or its precursor. We currently import the plant materials for our products under development primarily from the People's Republic of China and India. A continued source of plant supply from the People's Republic of China and India, as well as a supply of the raw material for paclitaxel, is subject to the risks inherent in international trade. Those risks include unexpected changes in regulatory requirements, exchange rates, tariffs and barriers, difficulties in coordinating and managing other foreign operations, potentially adverse tax consequences and possible problems associated with DMF data. There can be no assurance of a continual source of supply of these materials. Interruptions in supply or material increases in the cost of supply could have a materially adverse effect on our financial condition and results of operations.

     As paclitaxel is derived from the extraction and purification of raw materials (bark, needles etc.), the manufacture of paclitaxel is contingent upon the availability of the raw material. There are limited sources of paclitaxel raw material worldwide, and certain of such sources are under contract with Bristol-Myers and other competitors. In addition, the gathering season for paclitaxel in certain regions (e.g., the Pacific Northwest) is limited to certain times of the year, and harvesting must be arranged in advance. While management believes we will be able to obtain our required quantities of paclitaxel in the foreseeable future at reasonable prices, there can be no assurances that our current source of supply or others will be able to supply the same.

     We have entered into agreements with two Chinese institutions for the supply of plant extracts and synthetic compounds. We spent $150,000 for extracts and compounds under these agreements over the past five-years. Some of the compounds from these investigations are in pre-clinical development. In addition, we will likely have to pay royalties to these institutions if markets develop for any products based on these materials.

     Dr. Pandey and his brothers incorporated a corporation in India ("Xechem India") that seeks to obtain contracts for dependable supplies of plants and other raw materials from India. Based on our discussions with Indian sources for such materials, we believe that an Indian corporation will be able to obtain such contracts on significantly better terms than would a United States-based corporation. Xechem India may also conduct certain research, manufacturing, and marketing activities in India. Dr. Pandey has transferred his interest in Xechem India to us in exchange for our reimbursement to him of the organizational expenses (approximately $5,000). Currently we own substantially all of Xechem India. We have not invested significant additional amounts in Xechem India. It is anticipated that Xechem India will seek financing from Indian sources, including, in particular, individuals or organizations, which will be active in Xechem India's business, which may dilute our interest in Xechem India. Dr. Pandey's family has invested additional funds in Xechem India. It is anticipated that Xechem India will make available to us the materials Xechem India obtains. We have adopted a policy that all transactions with affiliates shall be on terms no less favorable to us than could be obtained from an unaffiliated party and must be approved by a majority of our independent directors. Such policy specifically applies to any transaction between Xechem India and us. However, if we do not control Xechem India, there can be no assurance that Xechem India will make such materials available to us, or that it will not make such materials available to competitors of Xechem. In addition, if we do not control Xechem India, there can be no assurance that Xechem India's research, development, manufacturing, and other activities will be of benefit to, or would not be competitive with, us. The results of operations of Xechem India have not been significant to date.

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

     There can be no assurance that developments by other pharmaceutical companies will not render our products or technologies obsolete or noncompetitive or that we will be able to keep pace with technological developments of our competitors. We believe that some of our competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by us. These competing products may be more effective and less costly than the products developed by us. We have established some collaboration to investigate our second-generation paclitaxel analogs, which are at a very preliminary stage.

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

     Under the Waxman-Hatch Amendment to the Food, Drug and Cosmetic Act of 1984, a five-year period of marketing exclusivity is granted to any firm which develops and obtains FDA approval of a non-patentable new molecular entity, to compensate the firm for development efforts on such non-patentable molecular entities. In connection with its development of paclitaxel, Bristol-Myers was granted a period of marketing exclusivity, which was to expire on December 29, 1997, but was extended for four years. Management believes some, but not all foreign countries have given Bristol- Myers exclusive rights to market the compound. We intend, but cannot guaranty, to submit an ANDA for paclitaxel before the end of year 2003. We estimate, but can provide no assurances, that FDA approval of an ANDA for paclitaxel will take six to twenty-four months. At such time as we have such data, we intend to apply for regulatory approval to market paclitaxel in certain foreign countries. Management believes that obtaining regulatory approval to market and distribute paclitaxel in certain foreign markets will require a significantly shorter period of time than would be required in the United States, but can offer no assurance thereof.

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

ENVIRONMENTAL REGULATION

     In connection with our research, development and manufacturing activities, we are subject to federal, state, and local laws, rules, regulations, and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling, and disposal of certain materials and wastes. Although we believe that we have complied with these laws and regulations in all material respects and we have not been required to take any action to correct any noncompliance, there can be no assurance that we will not be required to incur significant costs to comply with health and safety regulations in the future. Our research and development involves the controlled use of hazardous materials, chemicals, and microorganisms. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulation, the risk of accidental contamination or injury from these materials cannot be completely eliminated. This risk is less when handling anticancer compounds. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.

EMPLOYEES

     As of December 31, 2002, we have nineteen employees. Of these employees, eight are dedicated to research, development, manufacturing and regulatory compliance. Eight of our employees hold doctorate degrees. None of our employees are covered by a collective bargaining agreement. We believe all relations with our employees are satisfactory.

SCIENTIFIC ADVISORY BOARD

     We have established the Scientific Advisory Board ("SAB"), which consists of scientists, researchers, and clinicians with recognized expertise in our areas of research. Certain members of the SAB are asked from time to time to review our research programs, advise with respect to technical or clinical matters, and recommend personnel. During 2002 15,000,000 million options for our common stock with an exercise price of $ .0005 per share were issued to the SAB.

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

     BRIAN ARENARE, M.D., is currently a physician at NASA's Johnson Space Center in Houston, Texas, providing clinical and medical research support to the nation's space program. He holds a M.D. degree from Yale University, an M.B.A. from Columbia University, and an M.P.H from the University of Texas. Beginning with The Wilkerson Group in 1992, Dr. Arenare has been strategy consultant and advisor to the pharmaceutical and medical product industries for the past decade. He has also held a number of clinical and academic appointments, including attending physician at Beth Israel Medical Center and Lenox Hill Hospital in New York. He currently is clinical assistant professor at the University of Texas Medical Branch. Dr. Arenare was one of our directors from 1994 to 1997.

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

     PROF. SUN HAN-DONG, PH.D., is a professor of Natural Product Chemistry at the Kunming Institute of Botany, the Academy of Sciences of China. He was previously the Director of the Kunming Institute of Botany. Dr. Sun Han-Dong is known for his academic achievements on ent-kauranoids, taxoids, cumarins, and phenolic constituents. He has published over 350 papers and received nineteen awards in the People's Republic of China for his research achievements, including the Second and Third Award of Science and Technology from the Academy of Sciences of China and Yunnan Province and the First Award of Science and Technology of Kunming City.

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

RISKS AFFECTING FORWARD LOOKING STATEMENTS AND STOCK PRICES

     In addition to those matters already set forth in Item 1, Description of Business and Item 6, Management's Discussion and Analysis, the following may result in our not achieving certain results included in any statement that may be considered a forward looking statement and affect the trading price of our Common Stock. We caution the reader that the following risk factors may not be exhaustive.

Volatility of Stock Price
-------------------------

     The securities of biotechnology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the companies' operating performance. Announcements of technological innovations for new commercial products by us or our competitors, developments concerning proprietary rights or general conditions in the biotechnology and health industries may have a significant effect on our business and on the market price of our securities. Sales of shares of Common Stock by existing security holders could also have an adverse effect on the market price of our securities given the limited trading and low price of our securities. During 2002 stock prices have changed dramatically with a high of $.02 in March 2002 and a low of $.0007 in October 2002. As of March 31, 2003 the closing price of our common stock on the OTC Bulletin Board was $ 0.0001.

No Developed or Approved Products; Early Stage of Development
-------------------------------------------------------------

     We are a development stage company. Our primary potential products, paclitaxel and its analogs are in the development stage. Although we have isolated paclitaxel in a substantially pure state and obtained several patents, there can be no assurance that such compound(s) will pass the necessary regulatory requirements for approval for sale in the United States or abroad. In addition, Bristol-Myers maintains a dominant market share in the paclitaxel business and may choose to take legal action to impair the entry of additional competitors in the market, such as by alleging infringement on certain patents. Also, although we anticipate, but cannot guaranty that we will be able to submit an ANDA for paclitaxel in the year 2003, we do not yet have all of the data for such ANDA and there can be no assurance that we will be able to file the ANDA at that time. Although we have the capability to, and may, sell paclitaxel for research purposes, to date, we have not received any revenues from sales of paclitaxel for human consumption and have received only minimal revenues from other product sales or sales of paclitaxel for research and development. Our principal revenues have been contract research and testing and consulting services for other companies, which are not expected to continue, and which have historically been minimal. To achieve profitable operations, we, alone or with others, must successfully develop, obtain regulatory approval for, introduce, and market our potential pharmaceutical products. No assurance can be given that our product research and development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any products, if developed and introduced, will be successfully marketed or achieve market acceptance.

History of Operating Losses; Future Profitability Uncertain
-----------------------------------------------------------

     We have experienced significant operating losses since inception and have generated minimal revenues from its operations. As of December 31, 2002, our accumulated deficit was approximately $39,807,000, which included losses from operations of $2,331,000, and $1,871,000 for the years ended December 31, 2002 and 2001 respectively. To date, we have been dependent on capital infusions for financing. Our ability to achieve a profitable level of operations is dependent in large part on our completing product development, obtaining regulatory approvals for its potential products and making the transition to commercializing such products. No assurance can be given that our product research and development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured or marketed or that profitability will be achieved. We will require additional funds to achieve profitable operations. See "Management's Discussion and Analysis."

Explanatory Going Concern Disclosure
------------------------------------

     As a result of our losses to date, working capital deficiency, and accumulated deficit, the independent accountants' report on our financial statements for each of the years ended December 31, 1993 through 2002, contain an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our continuation is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitable operations. We anticipate that we will continue to incur significant losses until successful commercialization of one or more products generates sufficient net revenues to cover all costs of operation. As a development stage company, we have a limited relevant operating history upon which an evaluation of our prospects can be made. Our prospects must, therefore, be evaluated in light of the problems, expenses, delays and complications associated with a new business. As a result of the development-stage nature of our business, additional operating losses can be expected. There can be no assurance that we can be operated profitably in the future. See "Management's Discussion and Analysis" and Note 2 to the Notes to our Consolidated Financial Statements.

Limited Manufacturing Experience and Capacity
---------------------------------------------

     We believe that our current manufacturing facility is capable of producing approximately four to six kilograms per year of 97% or greater pure paclitaxel from crude bulk extract containing approximately 50% paclitaxel. A contract packager will perform formulation and packaging of paclitaxel in single injection dosages. As of December 31, 2002, we have not negotiated a contract with any packager to perform such services. We maintain an efficient, ambient warehouse center to insure proper handling and shipping of the drugs. While we have been seeking additional and back-up manufacturers, there can be no assurance that we will be able to locate such manufacturers, or that we will be able to enter into agreements with such manufacturers. Although we believe that we have the capability to significantly expand production of bulk paclitaxel, should demand exceed our manufacturing capacity, we may have to seek third party contract manufacturing. In such instance, there can be no assurance that we could locate satisfactory contract manufacturing services to perform such functions at all or on acceptable terms, or that we would have the funds or ability to develop such capability internally. In order to manufacture pharmaceutical products from our facility, we must obtain FDA approval that the facility is in compliance with cGMP. We have submitted the DMF of the facility to the FDA. If such approval is not obtained, the manufacture of our product will have to be performed by current manufacturers who meet necessary regulatory requirements.

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

Management of Staff Growth
--------------------------

     As a result of a reduced amount of capital, the number of persons, which we employ, has decreased. We have reduced our staff from a one time high of fifty-five to nineteen people. We expect to increase our staffing levels in the future. Our ability to execute our strategies will depend in part upon our ability  to  integrate  such new  employees  into our  operations  and fund such additional cost. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing, and marketing. The inability to acquire such services or to develop such expertise could have a material adverse impact on our operations.

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

Risk of Doing Business in Nigeria
---------------------------------

     We recently announced that we have incorporated a corporation in Nigeria in order to manufacture, market and distribute a number of pharmaceuticals and prescription nutraceuticals originating from the African continent. Social, political and economic instability may be significantly greater in Nigeria and many of the other African countries than that typically associated with the United States and other industrialized countries. Varying degrees of social, political and economic instability could significantly disrupt our ability to conduct businesses in Nigeria.

     The currency of Nigeria has experienced significant fluctuations against the U.S. dollar. Xechem Pharmaceuticals Nigeria Limited maintains its books in the Nigerian currency, the Naira, and reports its Nigerian income taxes with Naira financial reports. We may experience foreign currency exchange volatility, which could cause us to incur significant income tax adjustments in the future.

     In the past, interest rates in many African countries, including Nigeria, are heavily dependent upon international trade and are accordingly affected by protective trade barriers and the economic conditions of their trading partners, principally, the United States. The enactment by the United States or other principal trading partners of protectionist trade legislation, reduction of foreign investment in the local economies and general declines in the international securities markets could have a significant adverse effect upon the economies of the African countries.

     Governments in certain of the African countries, including Nigeria, participate to a significant degree, through ownership interests or regulation, in their respective economies. Action by these governments could have a significant adverse effect on the economies of such countries.

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

ITEM 2.   DESCRIPTION OF PROPERTY
          -----------------------

     We conduct our operations in a state-of-the-art laboratory facility in New Brunswick, New Jersey. Organizations such as us that develop or produce pharmaceuticals must meet certain Federal and State standards. For each facility subject to such standards, specific operating procedures are developed to meet these standards, and compliance with those procedures is monitored on a regular basis by both the FDA and state regulators. Compliance with these standards and procedures is known as current Good Laboratory Practices, or "cGLP" for research operations, and current Good Manufacturing Practices, or "cGMP" for manufacturing operations. We currently believe that we operate our facility in accordance with cGLP and cGMP; however, to date, we have not received the FDA certification for cGMP.

     We lease our office and laboratory space at 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901. The facility consists of approximately 25,000 square feet and at original execution of the lease the lessor was unaffiliated. Ownership of the lessor was subsequently transferred to a new investment group and Dr. Pandey invested personal funds to acquire an approximately 25% interest in the lessor. Our base rent is approximately $13,400 per month, which is subject to annual increases, which commenced October 1, 1996, based upon increases in the consumer price index. In addition to base rent, we are responsible for our proportionate share of taxes and all other expenses of the building. Till we sign a new lease, which is in the final stages of negotiations, we are on a month-to-month basis.

     We are currently $80,000 in arrears to our landlord and we are occupying more space then is stated in our current lease. We have received letters from our landlord to potentially terminate our lease. Presently we are in the process of renegotiating the lease to rectify the issue regarding uncharged space and to extend the term of the lease. We do not foresee any major problems with finalizing the new lease in a timely fashion. If we are unable to obtain a new lease, our operations will be severely impacted.

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

     Additionally we filed an anti-trust lawsuit against Bristol-Myers Squibb (NYSE: BMY) on March 17, 2003, to secure damages, injunctive and other equitable relief for Bristol-Myers Squibb's violations of federal and state antitrust laws. The case, filed in the United States District Court, Northern District of Illinois, arises out of Bristol-Meyers Squibb's allegedly unlawful maintenance of a monopoly over the United States market for paclitaxel based anti-cancer drugs and conspiracy to further its monopoly.

     Our lawsuit  alleges that  Bristol-Myers  Squibb is liable for violation of
Section 2 of the Sherman Act (15 USC 2). We are seeking an award in damages in the sum of at least $50 million dollars and said damages to be trebled to at least $150 million dollars. There can be no assurances as to the outcome of this lawsuit.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
          -----------------------------------------------

     We held our annual meeting on November 20, 2002 at 100 Jersey Ave. Suite 310, Building B, New Brunswick N.J., where:

     1. Ramesh C. Pandey Ph.D. was re-elected to the Board of Directors until the next meeting of stockholders or otherwise as provided in our By-Laws. 1,197,001,776 shares of Common Stock, 2,500 shares of Class A Preferred Stock, having 1,000 votes per share, and 26,295 shares of Class C Series 6 Preferred Stock, having 10,000 votes per share, were cast in favor of electing Dr. Pandey representing approximately 99.4% of the shares of Common Stock and Preferred Stock present and voting.

     2. Stephen F. Burg was re-elected to the Board of Directors until the next meeting of stockholders or otherwise as provided in our By-Laws. 1,194,400,826 shares of Common Stock, 2,500 shares of Class A Preferred Stock, having 1,000 votes per share, and 26,295 shares of Class C Series 6 Preferred Stock, having 10,000 votes per share, were cast in favor of electing Mr. Burg representing approximately 99.4% of the shares of Common Stock and Preferred Stock present and voting.

     3.   The  amendment of our  Certificate  of  Incorporation  to increase the number of authorized shares from 2 billion to 10 billion shares consisting of 9,950,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock was approved. 1,163,699,039 shares of Common Stock, 2,500 shares of Class A Preferred Stock having 1,000 votes per share and 26,295 shares of Class C series 6 Preferred Stock having 10,000 votes per share were cast in favor of the amendment representing approximately 97% of the shares of Common Stock and Preferred Stock present and voting.

     4. The amendment to the Xechem International Inc. Amended and Restated Stock Option Plan to increase the number of shares of Common Stock, which may be issued under such plan from 25 million to 300 million, was approved. 674,414,565 shares of Common Stock, 2,500 shares of Class A Preferred Stock, having 1,000 votes for shares and 26,295 shares of Class C, Series 6 Preferred Stock having, 10,000 votes per share, were cast in favor of the amendment representing approximately 63.8% of the shares of Common Stock and Preferred Stock present and voting.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

     Our Common Stock is traded on the OTC Bulletin Board. The following table shows the high and low bid quotations, on a quarterly basis, of our Common Stock from January 1, 2001 through December 31, 2002:

                                  Common Stock
                                  ------------

-------------------------------------------------------------------------------------------------------------------------
                 2001         2001           2001         2001           2002         2002            2002         2002
                First        Second         Third        Fourth         First        Second          Third        Fourth
               Quarter       Quarter       Quarter       Quarter       Quarter       Quarter        Quarter       Quarter
-------------------------------------------------------------------------------------------------------------------------
High Bid         .08           .03           .03           .013          .02           .015          .008          .0014
-------------------------------------------------------------------------------------------------------------------------
Low Bid          .03           .01           .01           .005          .005          .006          .0013         .0007
-------------------------------------------------------------------------------------------------------------------------

     We have not declared or paid any dividends on our Common Stock.

     As of March 14, 2003, there were 279 record holders and approximately 4,500 beneficial owners of our Common Stock. Dividends on the Common Stock are subordinated to the payment of dividends on our outstanding Class A Voting Preferred Stock (the "Class A Preferred Stock"). The Class A Preferred Stock has a dividend preference of $.00001 per annum per share on the liquidation preference of $.00001 per share on a cumulative basis. As of March 14, 2003 there were 2,500 outstanding shares of Class A Preferred Stock. As of March 14, 2003 there were 95,055 outstanding shares of Class C Preferred Stock with a par value of $ .00001 with voting rights for 1 share equal to 10,000 shares of Common Stock.

     During the year ended December 31, 2002, we sold shares of our Common Stock (the "Shares") in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act") as set forth below:

     During 2002, we issued a total of 30,828,000 Shares to certain individuals as payment for certain services provided to us. The purchasers of these Shares had provided services to us, which we valued at approximately $77,000. We did not use the services of any finders or securities broker-dealers in connection with the offer and sale of these Shares. We believe that all Shares issued in the above transactions are exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

     During 2002, we also issued a total of 1,563,023,000 Shares to holders of convertible debt in connection with the conversion of each indebtedness. The amount of indebtedness converted as a result of such transactions was $ 339,016. We did not use the services of any finders or securities broker-dealers in connection with the offer and sale of these Shares. We believe that all Shares issued in the above transactions are exempt from registration under the Securities Act by virtue of Section 3(a)(9) of the Securities Act and/or Regulation D promulgated thereunder.

     During 2002, we issued a total of 39,407 Shares of Class C, Series 6 Stock to Dr. Ramesh C. Pandey, the President, Chief Executive Officer and Chairman of Xechem in order for Dr. Pandey to maintain his 20% voting rights. We received par value as consideration from Dr. Pandey in connection with this transaction. We believe that all Class C, Series 6 Stock issued in the above transactions are exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.2
          --------------------------------------

General
-------

     We are the holder of all of the capital stock of Xechem, Inc., a development stage bio-pharmaceutical company engaged in the research, development, and production of niche generic and proprietary drugs from natural sources. Xechem, Inc., was formed in March 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.), a publicly traded company. Xechem Laboratories (formed in 1993), XetaPharm, Inc. (formed in 1996), Xechem (India) Pvt. Ltd. and Xechem Pharmaceuticals Nigeria Limited are our subsidiaries. Xechem Pharmaceutical China Ltd., (formed in 2000) is an affiliate in the early stages of development.

Results of Operations
---------------------

The Year Ended December 31, 2002 vs. The Year Ended December 31, 2001

     The following table sets forth certain statement of operations data of Xechem for each of the years ended December 31, 2002, December 31, 2001 and December 31, 2000 for the cumulative period from inception (March 15, 1990) to December 31, 2002.

                                                                             CUMULATIVE
                                                      YEARS ENDED        FROM INCEPTION TO
                                                      DECEMBER 31           DECEMBER 31
                                                      -----------           -----------
                                                    2002         2001           2002
                                                              ( in thousands)
     Revenue                                    $    269      $   187       $    1,629

     Research and development expense           $    698      $   527       $   10,650

     General and administrative expenses        $  1,902      $ 1,398       $   15,041

     Writedown of inventory and intangibles     $     --      $   133       $    1,856

     (Loss) from operations                     $ (2,331)     $(1,871)      $  (25,918)

     Other income (expense)                     $ (1,268)     $   127       $  (13,889)

     Net Loss                                   $ (3,599)     $(1,744)      $  (39,807)

Revenue
-------

     Revenue increased $82,000 or 44% from $187,000 for the year ended December 31, 2001 to $269,000 for the year ended December 31, 2002. The $269,000 in revenues consisted of approximately  $110,000 in consulting

--------------------
     2 Some of the statements included in Item 7, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicates that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result that we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to publicly release the result of any revisions to the forward-looking statements that may be made to reflect any future events or circumstances.

     Readers should carefully review the items included in Item 1, Description of Business - Risks Affecting Forward Looking Statements and Stock Prices, as they relate to any forward looking statements, as actual results could differ materially from those projected in the forward looking statement. 3 Incorporated by referenced from our Registration Statement on Form SB-2 (SEC File No. 33-75300NY) referencing the exhibit numbers used in such Registration Statement.

fees, approximately $75,000 in lab service fees and $3,000 in product sales for Xechem Inc. XetaPharm's revenues from the sale of nutraceuticals, decreased by approximately $10,000 or 43% from the year ended December 31, 2002 to the year ended December 31, 2001. Xetapharm also recognized revenue from consulting fees of approximately $68,000.

Research and Development
------------------------

     Research and development increased $171,000 or 32% from $527,000 for the year ended December 31, 2001 to $698,000 for the year ended December 31, 2002. Our research and development expenditures continue to emphasize compounds for niche generic anticancer, antiviral and antibiotic products, which enjoy significant market demand but are no longer subject to patent protection.

     The major increases were salaries and wages which increased by approximately 39% or $67,000 due to new hiring's, repairs and lab materials and supplies which increased by approximately 189% or $55,000 due to new projects and the start up costs for Xechem Nigeria Ltd. and our new sickle cell drug of approximately $72,000.

     We anticipate these trends to continue for 2003 with our launching of Nicosan(TM) in Nigeria and applying for orphan drug status in the United States along with clinical testing and trials of our new drug.

General and Administrative
--------------------------

     General and administrative expenses increased $504,000, or 36%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The major increases were from salaries, which increased by approximately 60% or $107,000 from Xetapharm, which were offset, by the increase in service fees paid to us, consulting fees which increased by approximately 151% or $126,000 primarily connected to financing operations. In 2002, we wrote-down promissory notes of $265,000.

     Interest expense for non-related parties was approximately $1,327,000 in the year ended December 31, 2002, an increase of approximately $1,065,000 or 406% as compared to the year ended December 31, 2001. This expense was non-cash in nature due to borrowings evidenced by debentures and notes and the beneficial conversion feature of said debentures and notes.

     In December 2002, we recorded a loss on investment of $115,000 due to the instability of the finacial condition of the entity that we had invested in.

     During  December of 2002 we received  approval from the New Jersey Economic
Development Authority ("NJEDA") to sell approximately $303,000 of a total of $377,000 of tax benefits generated from deferred tax benefit. Under the terms of this NJEDA program, the proceeds of the sale had to be used for the purchase of fixed assets, working capital and any other expenses determined by the NJEDA to be in conformity with the New Jersey Emerging Technology and Biotechnology Financial Assistance Act. During 2002 and 2001, we and our subsidiaries transferred the tax benefits of $303,000 and $519,000 in exchange for $243,000 and $452,000 respectively, pursuant to the New Jersey State Tax Credit Transfer program. We received $243,000 pursuant to this program in December 2002.

Liquidity and Capital Resources; Plan of Operations
---------------------------------------------------

     On December 31, 2002, we had cash of $135,000, negative working capital of $1,790,000 and stockholders' equity deficit of $2,839,000.

     We have received approximately $1,358,000 in the form of proceeds from debentures, short-term loans, related party loans and equity securities. Cash used in operating activities was $1,272,000 during 2002.

     As a result of our net losses to December 31, 2002 and accumulated deficit since inception, our auditors, in their report on our financial statements for the year ended December 31, 2002, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. Our research and development activities are continuing and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

     In May 1995 we filed a Drug Master File ("DMF") with the Food and Drug Administration ("FDA") for our facilities. We have completed our technology validation and filed a DMF for bulk paclitaxel in June 1997; however, our facilities have yet to be inspected by the FDA for current Good Manufacturing Practices ("cGMP"). We have sufficient raw materials to produce commercial bulk paclitaxel that has a market value of approximately $2,000,000 at current prices; however, the book value of such inventory was written off in 1997, and we anticipate, but can provide no assurances, that we will commence sales of paclitaxel in the international market in 2003. Prior to commencing such sales, we must file for and obtain approvals from appropriate regulatory agencies in foreign jurisdictions. We have made use of a grant from the State of New Jersey for ISO - 9000 training to gain ISO - 9001 certification; however the project is currently on hold due to lack of personnel and additional funding. Additionally, to the extent we elects to manufacture bulk paclitaxel domestically and ship it overseas for packaging, our facilities must be approved for cGMP and the product must either be approved for an investigational new drug exemption (not currently so approved), or deemed in compliance with the laws of 24 industrialized "tier one" countries (not yet so approved). Alternatively, we can produce the product entirely overseas; however, we most likely would subcontract production to others from raw material or partially processed raw material provided by us, and might also enter into joint venture or other marketing arrangements for sale of the product overseas. There can be no such assurance that necessary approvals will not be delayed or subject to conditions or that we will be able to meet such conditions. In addition, we have no experience in marketing pharmaceutical products for human consumption and there can be no assurance that we will be able to successfully market our paclitaxel product in bulk, indirectly through others, or be able to obtain satisfactory packaging of the product in single dosage vials from an independent manufacturer.

     Additionally we have expended and will continue to expend substantial funds in connection with the research and development of our products. As a result of these expenditures, and even with revenues anticipated from commencement of sales of paclitaxel, we anticipate that losses will continue for the foreseeable future.

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

Contractual Obligations and Commercial Commitments
--------------------------------------------------


-------------------------------------------------------------------------------------------------
                                               PAYMENTS DUE BY PERIOD AS OF DECEMBER 31, 2002
                                          -------------------------------------------------------
                                            TOTAL      LESS THAN       1-3      4-5     AFTER 5
        CONTRACTUAL OBLIGATIONS                          1 YEAR       YEARS    YEARS     YEARS
-------------------------------------------------------------------------------------------------
LONG-TERM DEBT: DEBENTURES (1)               144,000                                     144,000
-------------------------------------------------------------------------------------------------
LONG-TERM DEBT: NOTES (2)                  1,500,000                1,500,000
-------------------------------------------------------------------------------------------------
OPERATING LEASES-SHORT & LONG TERM            44,000      19,000       20,000   5,000
-------------------------------------------------------------------------------------------------
SHORT-TERM DEBT (3)                          298,000     298,000
-------------------------------------------------------------------------------------------------
UNCONDITIONAL PURCHASE OBLIGATIONS (4)       666,000     666,000
-------------------------------------------------------------------------------------------------
OTHER LONG-TERM OBLIGATIONS                  195,000     195,000
-------------------------------------------------------------------------------------------------
TOTALS                                     2,847,000   1,178,000    1,520,000   5,000    144,000
-------------------------------------------------------------------------------------------------

1. The Debentures mature in ten (10) years with 8% interest per annum. We expect them to (but there can be no assurance) be converted to common stock prior to maturity.
2. The Notes mature in two (2) years with 8% interest per annum. We expect (but there can be no assurance) that they will be converted to common stock prior to maturity.
3. $298,000 is due in September 2002 but we expect to extend this note at that time for another twelve-month period.
4. This consists of Accounts Payable and accrued payroll for the end of December.

     We also had loans payable at December 31, 2002 and 2001 that totaled approximately $55,000 and $54,000, respectively. This loan has been collateralized by all tangible assets including receivables. The $55,000 loan represents borrowings against a $ 55,000 line-of-credit at an interest rate of 6.25% as of December 31, 2002 from the Bank of New York as compared to $54,000 in borrowings against a $ 55,000 line-of-credit at an annual rate of 6.75% for 2001 from the Bank of New York.

Critical Accounting Policies
----------------------------

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

Beneficial Conversions

     Our policy for recognizing interest expense in connection with the issuance of any convertible debt is to recognize the beneficial conversion feature upon the issuance of debt with beneficial conversion features.

Recent Accounting Policies
--------------------------

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

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit of Disposal Activities." SFAS 146 applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. SFAS 146 is effective prospectively for exit or disposal activities initiated subsequent to December 31, 2002. Xechem is currently evaluating the impact that this pronouncement will have on its future consolidated financial results.

     Although we are still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on our financial position or results of operations.

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Xechem International, Inc.

We have audited the accompanying consolidated balance sheet of Xechem International, Inc. ("Xechem") (a development stage company) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2001, and the 2001 and 2000 amounts included in the cumulative period from inception (March 15, 1990) through December 31, 2001. These financial statements are the responsibility of Xechem's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of Xechem International, Inc. (a development stage company) and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001, and the 2001 and 2000 amounts included in the cumulative period from (March 15, 1990) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

GRANT THORNTON LLP
February 13, 2002
Edison, New Jersey

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Audit Committee of Xechem International, Inc.

We have audited the accompanying consolidated balance sheet of Xechem International, Inc. and Subsidiaries (a Development Stage Company) as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the period ended December 31, 2002. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xechem International, Inc. and Subsidiaries (a Development Stage Company) as of
December 31, 2002 and the consolidated results of their operations and their consolidated cash flows for the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses and negative cash flows since inception through the period ended December 31, 2002, had a working capital deficiency, and has realized minimal revenues to date. The Company's historical losses and illiquid financial position raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                             /s/ WISS & COMPANY

                                             WISS & COMPANY, LLP
Livingston, New Jersey
March 6, 2003

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31, 2002   DECEMBER 31, 2001
                                                                             -----------------   -----------------
CURRENT ASSETS
   Cash                                                                         $    135,000       $    241,000
   Miscellaneous receivable:
        Net Operating Loss                                                                --            452,000
        Miscellaneous                                                                 22,000             62,000
   Inventory                                                                           5,000              1,000
   Prepaid expenses and other current assets                                           1,000              1,000
                                                                                -------------------------------

   TOTAL CURRENT ASSETS                                                              163,000            757,000

Equipment, less accumulated depreciation
  of $1,185,000 (2002) and $1,067,000 (2001)                                         382,000            448,000
Leasehold improvements, less accumulated amortization
  of $637,000 (2002) and $570,000 (2001)                                             378,000            445,000
Note receivable less allowance of $265,000 in 2002                                        --                 --
Cash surrender value of officer's life insurance                                          --             20,000
Deposits                                                                              45,000             20,000
                                                                                -------------------------------

                                                                                $    968,000       $  1,690,000
                                                                                ===============================

CURRENT LIABILITIES
   Accounts payable                                                             $    637,000       $    957,000
   Accrued expenses to related parties                                               515,000            474,000
   Accrued expenses to others                                                        211,000            132,000
   Loans payable other                                                                55,000             54,000
   Loans payable to related party                                                    493,000            503,000
   Other current liabilities                                                          42,000             70,000
                                                                                -------------------------------

     TOTAL CURRENT LIABILITIES                                                     1,953,000          2,190,000
                                                                                -------------------------------

NOTES PAYABLE-RELATED PARTIES                                                        384,000            409,000
CONVERTIBLE NOTES: NET OF DISCOUNT                                                 1,308,000                 --
CAPITAL LEASES: LONG TERM                                                             18,000                 --
CONVERTIBLE DEBENTURES                                                               144,000          1,014,000
                                                                                -------------------------------

TOTAL LIABILITIES                                                                  3,807,000          3,613,000
                                                                                -------------------------------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)
   Class A voting preferred stock, $ .00001 par value, 2,500 shares
     authorized; 2,500 shares issued and outstanding (2002 and 2001)                      --                 --
   Class B 8% preferred stock,$ .00001 par value, 1,150 shares
     authorized; none outstanding                                                         --                 --
   Class C preferred stock,$ .00001 par value, 49,996,350 shares authorized;
     41,639 issued and outstanding in (2002) and 2,232 issued and
     outstanding in (2001)                                                                --                 --
   Common stock,$.00001 par value, 9,950,000,000 shares authorized;
     1,977,705,000(2002) and 378,841,000(2001) issued and outstanding                 20,000              4,000
   Unearned compensation expense                                                    (158,000)          (284,000)
   Additional paid in capital                                                     37,106,000         34,565,000
   Deficit accumulated during development stage                                  (39,807,000)       (36,208,000)
                                                                                -------------------------------

   TOTAL STOCKHOLDERS EQUITY (DEFICIT)                                            (2,839,000)        (1,923,000)
                                                                                -------------------------------

                                                                                $    968,000       $  1,690,000
                                                                                ===============================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  MARCH 15 1990
                                                                                  -------------
                                                                                     (DATE OF
                                                                                     --------
                                                      YEAR ENDED                  INCEPTION) TO
                                                      ----------                  -------------
                                                      DECEMBER 31,                 DECEMBER 31,
                                                      ------------                 ------------
                                                 2002               2001               2002
                                                 ----               ----               ----
REVENUES:                                         269,000            187,000          1,629,000

EXPENSES:
Research and development                          698,000            527,000         10,650,000
General and administrative                      1,902,000          1,398,000         15,041,000
Writedown of inventory
& intangibles                                          --            133,000          1,856,000
                                            ---------------------------------------------------
                                                2,600,000          2,058,000         27,547,000
                                            ---------------------------------------------------

LOSS FROM OPERATIONS                           (2,331,000)        (1,871,000)       (25,918,000)
                                            ---------------------------------------------------

OTHER INCOME(EXPENSE) - NET:

Interest Expense - Related Party                  (70,000)           (63,000)        (8,869,000)

Interest Expense                               (1,327,000)          (262,000)        (6,804,000)

Other(net)                                       (114,000)                --            189,000
                                            ---------------------------------------------------
                                               (1,511,000)          (325,000)       (15,484,000)
                                            ---------------------------------------------------

NET LOSS BEFORE INCOME TAXES                $  (3,842,000)     $  (2,196,000)     $ (41,402,000)

Sale of New Jersey net operating
loss carryforwards                                243,000            452,000          1,595,000

NET LOSS                                    $  (3,599,000)     $  (1,744,000)     $ (39,807,000)
                                            ===================================================

BASIC AND DILUTED LOSS PER COMMON SHARE     $      (0.004)     $      (0.005)
                                            ================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                     861,193,000        348,886,000
                                            ================================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                    CONDENSED

                                                                                                                   Deficit
                                                                                     Unearned      Additional    Accumulated
                                                         Number of                 Compensation     Paid-in-        During
                                                       shares issued   Par value      Expense       Capital      Development
                                                       -------------   --------      ---------    ------------  -------------
BALANCES AT DECEMBER 31, 2001                           378,841,000     $ 4,000    $ (284,000)    $ 34,565,000  $(36,208,000)

Shares issued upon conversion of debentures
  @ $  .001 per share                                   133,252,000       1,000                        188,000

Stock issued for services rendered @ $.007 per share      1,386,000                                     10,000

Stock options exercised @ $ .01/share                        13,000

Amortization of unearned stock compensation                                             45,000

Beneficial conversion feature of notes payable                                                          52,000

Shares issued upon conversion of debentures
  @ $  .001 per share                                    60,860,000       1,000                         74,000

Amortization of unearned stock compensation                                             44,000

Stock options issued @ $ .006/share : 16,000,000 options                              (160,000)        160,000

Amortization of stock options compensatory
  charge over service period                                                            40,000

Stock options exercised @ $ .006/share                    5,000,000                                     30,000

Beneficial conversion feature of debentures                                                            148,000

Record value of warrants issued                                                                        272,000

Beneficial conversion feature of notes payable                                                          35,000

Shares issued upon conversion of debentures
  @ $  .001 per share                                   284,200,000       3,000                        318,000

Stock issued for services rendered
  @ $ .003 per share                                     20,000,000                                     60,000

Amortization of unearned stock compensation                                             45,000

Amortization of beneficial conversion feature
  of notes payable                                                                                     104,000

Amortization of stock options compensatory
  charge over service period                                                            40,000

Shares issued upon conversion of debentures
  @ $ .0005 per share                                 1,084,711,000      11,000                        533,000

Stock issued for services rendered
  @ $ .0007 per share                                     9,442,000                                      7,000

Amortization of unearned stock compensation                                             32,000

Amortization of beneficial conversion
  feature of notes payable                                                                             662,000

Amortization of stock options compensatory
  charge over service period                                                            40,000

Finders fee for convertible debt issuance                                                             (130,000)

Cost incurred with stock options issued for service                                                     18,000

  Net loss for the year ended December 31, 2002                                                                   (3,599,000)
                                                      ----------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2002                         1,977,705,000    $ 20,000     $ (158,000)   $ 37,106,000  $(39,807,000)
                                                      ======================================================================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         March 15, 1990
                                                                                       (date of inception)
                                                           Years ended December 31,      to December 31,
                                                         ----------------------------------------------
                                                             2002             2001             2002
                                                         ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                             $ (3,599,000)    $ (1,744,000)    $(39,807,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                            118,000          145,000        1,087,000
      Amortization                                             68,000           68,000          809,000
      Amortization of benificial conversions                  453,000               --       453,000.00
      Amortization of warrents issued                          79,000               --        79,000.00
      Stock options issued                                    160,000               --       160,000.00
      Unearned compensation                                   126,000               --       126,000.00
      Interest and compensation expense in connection
        with issuance of equity securities                  1,079,000          581,000       18,593,000
      Write down of inventories                                    --          133,000        1,339,000
      Write down of patents                                        --               --          517,000
      Loss on investment in related party                          --               --           89,000

    Changes in operating assets and liabilities
     (Increase) decrease in:
        Accounts receivable-Net Operating Loss                452,000         (452,000)              --
        Accounts receivable-Miscellanous                       40,000          (47,000)         (22,000)
        Inventories                                            (4,000)          (3,000)      (1,339,000)
        Prepaid expenses and other current assest                  --            5,000          127,000
        Other                                                  (5,000)           5,000          (20,000)
      Increase (decrease) in:
        Accounts payable                                     (320,000)         207,000          660,000
        Other current liabilities                             (64,000)         (86,000)         (34,000)
        Accrued expenses                                      145,000          136,000          728,000
                                                         ----------------------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES              $ (1,272,000)    $ (1,052,000)    $(16,455,000)
                                                         ----------------------------------------------

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                            March 15, 1990
                                                                                          (date of inception)
                                                              Years ended December 31,      to December 31,
                                                            ----------------------------------------------
                                                                2002             2001             2002
                                                            ------------     ------------     ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                    $ (1,272,000)    $ (1,052,000)    $(16,455,000)
                                                            ----------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Patent issuance costs                                             --               --         (548,000)
    Purchases of equipment and leasehold improvements            (21,000)         (85,000)      (2,101,000)
    Investment in unconsolidated entity and others                    --               --          (23,000)
    Other                                                             --               --           (8,000)
                                                            ----------------------------------------------

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:              (21,000)         (85,000)      (2,680,000)
                                                            ----------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Proceeds from related party loans                             95,000          205,000        2,055,000
    Proceeds from notes payable - others                       1,178,000               --        1,806,000
    Proceeds from short term loans                                55,000          938,000        4,166,000
    Capital contribution                                              --               --           95,000
    Net payments on capital leases                                (7,000)              --           (7,000)
    Payments on interim loans                                   (110,000)              --         (608,000)
    Payments on notes payable - others                           (54,000)              --         (579,000)
    Payments on stockholder loans                                     --               --         (572,000)
    Proceeds from issuance of capital stock                       30,000            6,000       12,914,000
                                                            ----------------------------------------------

    NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:        1,187,000        1,149,000       19,270,000
                                                            ----------------------------------------------

    NET CHANGE IN CASH                                          (106,000)          12,000          135,000
CASH, BEGINNING OF PERIOD                                        241,000          229,000                0
                                                            ----------------------------------------------
CASH, END OF PERIOD                                         $    135,000     $    241,000     $    135,000
                                                            ==============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
      Interest paid - related party                         $     27,000     $     36,000     $    251,000
                                                            ==============================================
      Interest paid - other                                 $      8,000     $      6,000     $    176,000
                                                            ==============================================

INCOME TAXES PAID                                           $         --     $         --     $         --
                                                            ==============================================

NONCASH FINANCING AND INVESTING ACTIITIES
   Net assets of Xechem India contributed to capital and
    minority interest                                       $         --     $         --     $    118,000
                                                            ==============================================

   Liabilities exchanged for preferred and common stock     $     95,000     $     69,000     $  1,271,000
                                                            ==============================================

   Equipment purchased through financing                    $     32,000     $         --     $     32,000
                                                            ==============================================

   Securities issued as payment on related party note       $     20,000     $         --     $     20,000
                                                            ==============================================

   Shares issued in conversion of debentures                $     16,000     $         --     $    134,000
                                                            ==============================================

   Warrants Issued                                          $    193,000     $         --     $    193,000
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

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Xechem International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc. and XetaPharm, Inc., Xechem Pharmaceuticals Nigeria Ltd. (Formed in July 2002) and Xechem (India) Pvt. Ltd. which is substantially owned by Xechem (collectively the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

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

CASH - Xechem maintains cash balances at three different financial institutions in New Jersey, which are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, such balances may be in excess of the FCIC insurance limit.

INVENTORIES - Inventories are stated at the lower of cost on a first-in, first-out basis or market. Inventories at December 31, 2002 and 2001 were principally comprised of raw materials from our subsidiary Xechem (India) Pvt. Ltd.

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

DEPRECIATION AND AMORTIZATION - Depreciation and amortization are provided using the straight-line method over estimated lives of 5 to 15 years. Depreciation and amortization expense for equipment and leasehold improvements for the years ended December 31, 2002 and 2001 was approximately $186,000 and $213,000 respectively.

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

RECENTLY  ISSUED  ACCOUNTING  STANDARDS - Financial  Accounting  Standards Board
(FASB) Interpretation No. 46,"Consolidation of Variable Interest Entities" (Interpretation No. 46), was issued in January 2003. Interpretation No. 46 defines variable interest entities (VIE) and requires that the assets, liabilities, noncontrolling interests, and results of activities of a VIE be consolidated if certain conditions are met. For VIE's created on or after January 31, 2003, the guidance will be applied immediately. For VIE's created before that date, the guidance will be applied at the beginning of the third quarter of 2003. The new rules may be applied prospectively with a cumulative-effect adjustment as of the beginning of the period in which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Management is in the process of analyzing the potential effect of this recently issued accounting pronouncement on the company's future consolidated financial statements.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148), which amends SFAS No. 123, was issued in December 2002. The new standard provides alternative methods for transition for a voluntary change from the intrinsic method of accounting to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions are effective for 2002. The new interim disclosure provisions are effective beginning in the first quarter of 2003. Management does not have immediate plans for the company to voluntarily elect to adopt the fair value-based method of accounting for stock-based employee compensation.

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (Interpretation No. 45), was issued in November 2002. The initial recognition and measurement provisions of this new standard, which require a guarantor to recognize a liability at inception of a guarantee at fair value, are effective on a prospective basis to guarantees issued or modified on or after January 1, 2003. Management is in the process of analyzing the recognition and measurement provisions of Interpretation No. 45, and has not estimated the potential impact on the company's future consolidated financial statements, as the impact will depend on the nature and amount of future transactions.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit of Disposal Activities." SFAS 146 applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. SFAS 146 is effective prospectively for exit or disposal activities initiated subsequent to December 31, 2002. Xechem is currently evaluating the impact that this pronouncement will have on its future consolidated financial results.

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

NOTE 2    OPERATING  AND  LIQUIDITY   DIFFICULTIES  AND  MANAGEMENT'S  PLANS  TO
          OVERCOME THEM:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, Xechem has incurred net losses for the years ended December 31, 2002 and 2001; has a working capital deficiency at December 31, 2002; and has an accumulated deficit and cumulative negative cash flows from operations since inception. Xechem is in the development stage and has realized minimal revenues to date. Xechem's research and development activities are at an early stage and the time and money required to develop the commercial value and marketability of Xechem's proposed products cannot be reasonably estimated. Xechem expects research and development activities to continue to require significant cash expenditures for an indefinite period in the future. All of these factors raise substantial doubt about the ability of Xechem to continue as a going concern.

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

During the year ended December 31, 2002 compared to the year ending December 31, 2001, we have increased administrative expenses and our monthly cash requirements. For the year ending December 31, 2002 as its business development activities increase we expect the following:

In the first quarter of 2003 we are starting production of our new nutraceutical Nicosan(TM), a sickle cell drug. We intend to start sales in Nigeria in the second quarter of 2003.

We expect to continue our development efforts with respect to antifungal, anticancer, antiviral (including anti-AIDS) and anti-inflammatory compounds, as well as antiaging and memory enhancing compounds. Although we do not expect product revenues from these sources in 2003, we anticipate that these development activities may allow us to enter into more favorable licensing and/or investment arrangements.

We are attempting to raise money, as in the past, through financing from cash advances, convertible debentures and loans from private investors and affiliates of ours, and defer payment of certain expenses payable to officers of Xechem.

We are attempting to raise outside financing through the issuance of equity securities or other instruments, although no agreements are currently in place.

In addition we have issued, and plan to continue issuing equity securities where possible to obtain services, without expending cash. We also plan to continue receiving cash from the sale of our New Jersey net operating loss carryforward.

NOTE 3    INCOME TAXES

     We have not provided for income taxes since we have generated net operating losses for current tax purposes, and all deferred tax assets have been fully reserved. As of December 31, 2002 Xechem had net operating loss carryforwards ("NOL") for federal income tax purposes of approximately $23 million, which a portion of the NOL begins to expire in 2009 and fully expires in 2022. As Xechem continues to sell stock, Xechem may undergo ownership changes within the meaning of Section 382 of the Internal Revenue Code of 1986 as amended (the "Code"). Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating losses and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percent change in ownership occurs. Accordingly, the actual utilization of the net operating loss carryforward and other deferred tax assets for tax purposes may be limited annually to the percentage (approximately 4%) of the fair market value of the Company at the time of any such ownership changes.

As of December 31, 2002 and 2001 we have a deferred tax asset of approximately $8 million and $7 million respectively, primarily arisen out of our Net Operating Losses, a full valuation allowance has been provided because management believes it is more likely than not that it will not be realized due to the uncertainty of realization.

The provision for income taxes is summarized as follows:

     ---------------------------------------------------------------------------
                                                  2002             2001
                                                  ----             ----
     ---------------------------------------------------------------------------
     Federal
     ---------------------------------------------------------------------------
                 Current                          $      -         $      -
     ---------------------------------------------------------------------------
                 Deferred (benefit), net          $(938,000)       $(633,000)
     ---------------------------------------------------------------------------
                 Valuation allowance              $ 938,000        $ 633,000
     ---------------------------------------------------------------------------
           Total Federal                          $      -         $      -
     ---------------------------------------------------------------------------

     ---------------------------------------------------------------------------
     State
     ---------------------------------------------------------------------------
                 Current                          $(243,000)       $(450,000)
     ---------------------------------------------------------------------------
                 Deferred (benefit), net          $(129,000)       $(147,000)
     ---------------------------------------------------------------------------
                 Valuation allowance              $ 129,000        $ 147,000
     ---------------------------------------------------------------------------
           Total State                            $(243,000)       $(450,000)
     ---------------------------------------------------------------------------
     Total provision for income taxes             $(243,000)       $(450,000)
     ---------------------------------------------------------------------------

Significant components of deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

--------------------------------------------------------------------------------
                                                     2002              2001
                                                     ----              ----
--------------------------------------------------------------------------------
Deferred tax assets:
--------------------------------------------------------------------------------
     Net operating loss carryforwards           $  8,099,000      $  7,161,000
--------------------------------------------------------------------------------
     Total deferred tax assets before
       valuation allowance                      $  8,099,000      $  7,161,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
     Valuation allowance                        $ (8,099,000)     $ (7,161,000)
--------------------------------------------------------------------------------
Net deferred tax asset                          $         --      $         --
--------------------------------------------------------------------------------

A reconciliation from the Federal income tax provision at the statutory rate to the effective is as follows:

--------------------------------------------------------------------------------
                                                        2002              2001
                                                        ----              ----
--------------------------------------------------------------------------------
Tax (benefit) at Federal statutory rate                (34.0)%           (34.0)%
--------------------------------------------------------------------------------
State income taxes, net of Federal benefit                --                --
--------------------------------------------------------------------------------
Permanent difference                                     6.1%             (2.2)%
--------------------------------------------------------------------------------
Valuation allowance                                     27.9%             36.2%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Effective tax rate                                        --                --
--------------------------------------------------------------------------------

As of December 31, 2002 we recorded no deferred tax asset. The future expected benefit from the realization of the net operating losses was fully offset by a related valuation allowance. A full valuation allowance was recorded due to management's uncertainty about the realizability of the related tax benefits as of December 31, 2002. However, the amount of the deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

During December of 2002 we received approval from the New Jersey Economic Development Authority ("NJEDA") to sell approximately $303,000 of a total of $517,000 of tax benefits generated from NOL's. Under the terms of this NJEDA program, the proceeds of the sale had to be used for the purchase of fixed assets, working capital and any other expenses determined by the NJEDA to be in conformity with the New Jersey Emerging Technology and Biotechnology Financial Assistance Act. During 2002 and 2001, Xechem and its subsidiaries transferred the tax benefits of $303,000 and $519,000 in exchange for $243,000 and $452,000 respectively, pursuant to the New Jersey State Tax Credit Transfer program. We received $452,000 in January 2002 and $243,000 December 2002 pursuant to this program.

Since 1994, the Company has approximate net operating loss carryforwards for Federal income tax purposes as follows:

            Amount                            Expiration Date
            ------                            ---------------
          $3,170,000                                2009
           3,183,000                                2010
           3,218,000                                2011
           3,762,000                                2012
           1,992,000                                2018
           2,257,000                                2019
           1,863,000                                2020
           1,604,000                                2021
           2,000,000                                2022
          ----------                               -----
         $23,049,000                               Total

NOTE 4    RELATED PARTY TRANSACTIONS

NOTES PAYABLE - Xechem owes Dr. Pandey, Chairman of the Board, $776,000 as of December 31, 2002 from an interest bearing advance ($244,000) at 10% per annum and the note will be due when Xechem is no longer a development entity, accrued interest ($183,000), accrued salary ($331,000) and accrued expenses ($18,000). At December 31, 2001, Xechem owed Dr. Pandey $721,000. Xechem also has a note payable to Dr. Renuka Misra, director of Natural Products, for $298,300 with 12% annual interest due September 20, 2003. Interest expense for related parties totaled $70,000 and $63,000 for the years ended December 31, 2002 and 2001, respectively, related to these notes. Xechem has received funding from Beverly Robbins, a sales and marketing representative totaling $195,000 and $198,000 as of December 31, 2002 and 2001 respectively.

XECHEM CHINA - Xechem has received $140,000 during the year ended December 31, 2000 from Xechem China pursuant to an interest free loan. Although an additional $340,000 was due Xechem under the original loan terms, no amounts were received in 2001 or 2002 and it is unlikely any additional amounts will be received. The loan advanced by Xechem China shall be repaid by Xechem out of its share in the dividends or distribution of Xechem China. Since Xechem-China had no activity in 2001 or 2002 and no foreseeable profits in the near future there will not be any short-term repayment to Xechem-China.

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

NOTE 5    COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

Dr. Pandey is employed pursuant to Agreements through February 2005 which provide for a salary of $140,000 a year commencing July 1, 1992, subject to annual increases in proportion to the increase in the consumer price index. In addition a royalty payment is due Dr. Pandey or his estate or designees in the amount of 2-1/2% of Xechem's net profits before taxes, as determined under generally accepted accounting principles, with respect to any products developed by Xechem during Dr. Pandey's tenure with us whether prior to or after the term of the Employment Agreement. This royalty will continue to be paid to Dr. Pandey and/or his successors so long as any such products are sold by Xechem (regardless of whether Dr. Pandey is actually employed by Xechem at the time of such sale). Further Dr. Pandey will receive a severance payment equal to his remaining compensation under the Agreements if his services are terminated. Dr. Pandey is also entitled to purchase voting stock equal to 20% of the outstanding voting stock, and accordingly we issued 39,407 and 2,232 additional Class C shares to Dr. Pandey in 2002 and 2001 respectively for a total of 41,639 with voting rights equal to 416,390,000 and 22,320,000 of common stock respectively.

Dr. Pandey has agreed to defer a portion of compensation otherwise payable to him under these agreements until such time as Xechem has the available funds. At December 31, 2002 unpaid compensation totaled $331,000.

LEASES - We lease our facilities on a month-to-month basis, a new long-term lease is currently under negotiations and we expect to finalize our new lease as soon as possible. In 1996, Dr. Pandey purchased a 25% beneficial ownership in the lessor as a limited partner in such entity, which may be deemed to be an affiliate of Dr. Pandey. Rent expense amounted to approximately $128,000 and $94,000 for the years ended December 31, 2002 and 2001 , respectively. At December 31, 2002 and 2001, Xechem owes rental payments to the lessor totaling approximately $80,000.

We are currently $80,000 in arrears to our landlord and we are occupying more space then is stated in our current lease. We have received letters from our landlord to potentially terminate our lease. Presently we are in the process of renegotiating the lease to rectify the issue regarding uncharged space and to extend the term of the lease. We do not foresee any major problems with finalizing the new lease in a timely fashion. If we are unable to obtain a new lease, our operations will be severely impacted.

Xechem has two equipment leases outstanding as of December 31, 2002. The first lease is owed to Avaya Financial Services for our phone system upgrade; the lease is for thirty-six (36) monthly payments totaling $12,485. The second lease is a simple equipment lease with Citicorp Vendor Finance, Inc. for our new Konica Copier with sixty monthly payments totaling $28,493. The first payment under both leases was made in January 2002.

In August of 2001 Dr. Pandey entered into a new 36-month car lease with GMAC, payable by Xechem. As of December 31, 2002 we had a liability of approximately $13,800 due in equal monthly payments of $729.

LICENSE AGREEMENT - On July 18, 2002, we signed an exclusive worldwide license for the manufacturing, marketing, distribution and sales of NIPRISAN(TM) from the National Institute of Pharmaceutical Research and Development ("NIPRD"), government of Nigeria, for the treatment of Sickle Cell Disease ("SCD"). NICOSAN(TM) is our name for the non-toxic phyto-pharmaceutical product formerly named NIPRISAN(TM), a nutraceutical. We are currently in the process of completing for submission of an Investigational New Drug Application ("IND") for this product to the United States Food and Drug Administration ("FDA"). To date, there has been no successful non-toxic drug developed for the treatment of SCD. We agree to pay licensor a running royalty of 7.5 % of the net sales this product.

In August 1997, Xechem entered into a license agreement granting it exclusive worldwide rights to a novel formulation (patent pending for the delivery of paclitaxel developed by the University of Texas MD. Anderson Cancer Center, ("M.D. Anderson") in collaboration with Xechem. Xechem will pay royalties to M.D. Anderson on net sales, if any, and future minimum annual royalties as follows, after the beginning of licensed sales, as follows:

                                   1st Year       $25,000
                                   2nd Year        35,000
                                   3rd Year        45,000
          Each year for 17 years thereafter        50,000

To date Xechem has not generated any sales with respect to the agreement, and no royalties were paid.

Xechem is currently in litigation with M.D. Anderson with respect to M.D. Anderson's desire to terminate the License Agreement on the basis that Xechem is "insolvent". Xechem believes that this litigation will not have a material effect on the financial condition of Xechem.

LOVASTATIN AGREEMENT - In March 1997, Xechem acquired a strain and related technology to produce Lovastatin for a total purchase price of $300,000, payable $50,000 upon delivery, $50,000 upon initial laboratory verification, $100,000 upon additional laboratory verification and $100,000 upon the earlier of commercial production or two years after delivery of the strain and related technology. For accounting purposes, the payments have been considered research and development expenses incurred at the earliest date to which they become payable. Through December 31, 1998, a total of $200,000 has been recorded as research and development expense, of which $100,000 has been paid and $100,000 is included in accounts payable at December 31, 2002 and 2001. There has been no activity in 2002 and 2001 but Xechem intends to continue with the agreement.

NOTE 6    STOCK OPTIONS:

Xechem's Stock Option Plan provides for the grant of up to 300,000,000 shares of Common Stock to employees with incentive stock options ("ISOs") and non-qualified stock options to employees, consultants and directors. The Plan is administered by the Board of Directors and the stock option committee.

The exercise price of all ISOs granted under the Plan must be at least equal to the fair market value of the shares of Common Stock on the date of the grant. With respect to any participant who owns stock possessing more than 10% of the voting power of Xechem's outstanding capital stock, the exercise price of any ISO granted must equal at least 110% of the fair market value on the grant date and the maximum exercise period of the ISO must not exceed five years. The exercise period of any other options granted under the Plan may not exceed 11 years (10 years in the case of ISOs). Options begin vesting after one year from the grant date at a rate of 20% per year. In December 1997, an exception was made so that 780,000 options granted on December 2, 1997 will begin vesting after one year from the grant date at a rate of 33 1/3% per year. In July 2000, an exception was made so that of the 13,200,000 options granted on July 11, 2000, approximately one third (1/3) vested immediately and the balance will vest equally one year and two years from the grant date. In July 2001, an exception was made so that of the 11,650,000 options granted on July 9, 2001, approximately one third (1/3) vested immediately and the balance will vest equally one year and two years from the grant date. In November 2002, an exception was made so that of the 152,550,000 options granted on November 20, 2002 approximately one third (1/3) vested immediately and the balance will vest equally one year and two years from the date of grant.

The Plan will terminate in December 2003, ten years after the date it was first approved, though awards made prior to termination may expire after that date, depending on when granted.

A summary of stock option activity under the plan is as follows (shares in thousands):

                                               2002                     2001
                                             ---------                ---------
                                             Weighted-                Weighted-
                                             ---------                ---------
                                              Average                  Average
                                              -------                  -------
                                             Exercise                 Exercise
                                             --------                 --------
                                    Shares     Price         Shares     Price
                                    ------     -----         ------     -----

OUTSTANDING ON JANUARY 1,           22,919   $   0.025       12,024   $    0.04

Granted                            152,550   $   0.005       11,650   $   0.014
Exercised                              (13)  $   0.010         (450)  $   0.010
Forfeited/Expired                   (1,000)  $   0.007         (305)  $   0.015
                                 ---------   ---------    ---------   ---------
  OUTSTANDING ON DECEMBER 31,      174,456   $   0.002       22,919   $   0.025
                                 =========   =========    =========   =========
  EXERCISABLE ON DECEMBER 31,       70,530   $   0.004       12,910   $   0.026
                                 =========   =========    =========   =========

The following table summarizes information about stock options at December 31, 2002 (shares in thousands):

                          Outstanding Stock Options              Exercisable Stock Options
                          -------------------------              -------------------------
                                 Weighted-
                                 ---------
                                  Average          Weighted
                                  -------          --------
   Range of                      Remaining          Average               Weighted-Average
   --------                      ---------          -------               ----------------
Exercise Prices     Shares   Contractual Life   Exercise Price    Shares   Exercise Price
---------------     ------   ----------------   --------------    ------   --------------
$0.01 to 0.34      174,312         10.7             $0.002        73,119        $0.002
$0.66 to 5.00          145          4.9              $0.81           145         $0.81
                   -------      -------            -------       -------       -------
TOTALS             174,457         10.6             $0.002        73,264        $0.004
                   -------      -------            -------       -------       -------

Compensation cost for the stock option plans has been determined based on the fair value at the grant dates for awards under the plan, which resulted in approximately a $166,000 in 2002 and a $199,000 charge in 2001 with additional charges of approximately $158,000 scheduled for next year which has been recorded as unearned compensation in the accompanying financial statements.

The fair value of certain option grants is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002 and 2001, respectively; dividend yields of 0% for each year, expected volatility of approximately 159 % in 2002 and 122% in 2001, risk-free interest rates of 4.00% and 5.63% for 2002 and 2001 respectively and expected lives of 10 years for both years. The weighted-average fair value of options granted was $291,000 and $117,000 for the each of the years ended December 31, 2002 and 2001 respectively.

Had compensation cost for the stock option plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative method set forth under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," Xechem's pro forma net loss and pro forma net loss per share would have been as follows:

                                  Year Ended December 31,
                                  -----------------------

                                   2002            2001
                                   ----            ----
Net Loss:
     As Reported                $  (3,599)      $  (1,744)
     Pro Forma                  $  (3,618)      $  (2,480)
Net Loss Per Share:
     As Reported                $  (0.004)      $   (0.01)
     Pro Forma                  $  (0.004)      $   (0.01)

In 2002, 152,550,000 options were granted to employees, directors, consultants and attorneys as incentives and bonuses. We recognized a charge to operations in 2002 of $674,000 relating to the issuance of these stock options and options issued in prior years.

NOTE 7    COMMON AND PREFERRED STOCK:

The largest voting shareholder of our stock is Ramesh C. Pandey Ph.D., Chairman of the Board of Xechem International Inc.

Xechem recognized a charge to operations of $70,000 and $72,000 for the years ended December 31, 2002 and 2001, respectively, for shares of common stock issued to consultants.

The following table summarizes the number of shares of common stock and preferred stock outstanding at December 31, 2002 and 2001:

--------------------------------------------------------------------------------
                                        DECEMBER 31, 2002      DECEMBER 31, 2001
--------------------------------------------------------------------------------
COMMON STOCK                                1,977,705,000            378,841,000
--------------------------------------------------------------------------------
CLASS A VOTING PREFERRED STOCK                      2,500                  2,500
--------------------------------------------------------------------------------
CLASS B PREFERRED STOCK                                 0                      0
--------------------------------------------------------------------------------
CLASS C  - SERIES 6 PREFERRED STOCK                41,639                  2,232
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

Pandey owns all of the outstanding Class A Preferred Stock. Xechem may redeem the Class A Preferred Stock for $.00001 per share at any time after May 3, 2009, however, pursuant to the private offering of Xechem's Common Stock in 1995 and 1996, Dr. Pandey agreed with the underwriter to waive the option to redeem the Class A Preferred Stock. As of December 31, 2002 Dr. Pandey is still the holder of record.

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

In 2002 we increased the authorized shares of Class C, Series 6 Preferred Voting Stock, par value $0.00001 per share to 49,996,350 with total of 41,639 issued and outstanding to Dr. Pandey as of December 31, 2002.

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

Xechem has not made an investment in cash or by transfer of recorded assets to Xechem China, and accordingly, there is no amount reflected on the balance sheets of Xechem at December 31, 2002 and December 31, 2001. Xechem has no obligation to fund any loses or commitments of Xechem-China.

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

There has been no change in 2002.

NOTE 9 - LOANS PAYABLE

Loans payable at December 31, 2002 and 2001 totaled approximately $55,000 and $54,000, respectively. This loan has been collateralized by all tangible assets including receivables. The $55,000 loan represents borrowings against a $ 55,000 line-of-credit at interest rate of 6.25% as of December 31, 2002 from the Bank of New York as compared to $54,000 in borrowings against a $55,000 line-of-credit at an annual rate of 6.75% for 2001 from the Bank of New York.

NOTE 10 - CONVERTIBLE DEBENTURES

On May 23, 2002 we received $1,150,000 from "Unsecured Convertible Notes" less $130,000 in legal and finder's fees. The term of these notes is for two (2) years with simple interest accruing at the annual rate of 8% payable on May 23, 2004 (the Maturity Date). These notes are convertible into shares of our common stock, par value $.00001 per share after six months from receipt, the conversion price of the Notes is the lower of $0.005 or 50% of the lowest closing bid price for the Shares on the OTC Pink Sheets, the OTC Bulletin Board, the Nasdaq SmallCap or NMS Markets or any stock exchange, or if not then trading on any of the foregoing, such other principal market or exchange where the Shares are listed or traded for 30 trading days prior to but not including the date of conversion. The interest on those notes accrues and is payable upon maturity, and at the option of the holder may be converted into common stock, per the aforesaid formula. In addition, the holders of Unsecured Convertible Notes were issued five year warrants to purchase common stock at an exercise price of $0.01 per share, with 40 warrants issued for each $1.00 of investment in notes. These notes may not be redeemed or paid before the Maturity Date without consent of the Borrower.

During 2002 Xechem filed a Registration Statement under the Securities Act of 1933 registering 6,000,000,000 shares of Xechem International Inc. common stock with a per value of $ 0.00001 per share in connection with the aforementioned notes.

During 2002 we had conversions of $16,500 of principal and $736 of accrued interest for which 49,244,829 shares of our common stock, par value $.00001 per share were issued.

As of December 31, 2002 we had $1,500,500 in outstanding notes and $58,416 in accrued interest.

During the first six months of 2002 we received $162,403 for which debentures bearing interest at 8% and maturing in ten years were issued, these debentures are associated with the 2001 Registration Statement. In 2002 debentures totaling $1,030,331 in principal and $60,356 in accrued interest were converted into 1,485,482,622 shares of common stock.

As of December 31, 2002 we had $144,173 in outstanding debentures and $13,267 in accrued interest.

We have recognized a charge to operations of approximately $1,500,000 relating to the beneficial conversion feature and modifications thereof during 2002 of the notes and debentures.

As of December 31, 2001 we have $1,013,904 in outstanding debentures bearing interest at 8% and maturing in 2011. At December 31, 2001 there was $22,000 in accrued interest relating to the debentures. After a series of modifications the debentures, are convertible into common stock using a conversion price of $
0.0015. In November of 2001 debentures totaling $68,033 in principal and interest were converted into 27,213,333 shares of common stock. We have recognized a charge to operations of approximately $216,000 relating to the beneficial conversion feature and modifications thereof.

During 2001 Xechem filed a Registration Statement under the Securities Act of 1933 registering 598,146,600 shares of Xechem International Inc. common stock with a per value of $ 0.00001 per share.

Xechem has reserved the right to repay these debentures in full or in part without penalty at any time. Xechem must give fifteen (15) days notice to the payee of its intention to prepay.

NOTE 11 - EMPLOYEE BENEFIT PLAN

Effective August 1, 1997, the Company established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Any employee who is at least eighteen years of age and has completed thirty days of employment may enroll in the plan. Participants may contribute up to 12% of their compensation, with an average contribution of 7% and 7.5% in 2002 and 2001 respectively up to a maximum of $11,000. Employer contributions are made up to 4% of the employee's gross compensation with an average contribution of 4% and 3.5% in 2002 and 2001 respectively. In 2002 and 2001, respectively, the Company contributed $17,050 and $11,552 to the plan. Participants are always 100% vested in their contributions and earnings. The employer contributions and earnings are fully vested in six years from date of employment.

NOTE 12 -SUBSEQUENT EVENTS

As of March 31, 2003 we received $322,000 in additional notes with simple interest of 8% per annum, also during 2003 $477,454 of principal and $29,763 of accrued interest were converted into 7,453,576,765 shares of our common stock, par value $.00001 per share.

ITEM 8.   CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------


     Our Audit Committee of the Board of Directors annually considers and recommends to the Board the selection of our independent public accountants. As recommended by our Audit Committee, our Board of Directors on December 13, 2002 decided to no longer engage Grant Thornton, LLP ("Grant Thornton") as our independent public accountants and engaged Wiss & Company, LLP to serve as our independent public accountants for the remainder of 2002 and the years thereafter.

     The report of Grant Thornton on our financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for the uncertainty paragraph regarding our ability to continue as a going concern as noted in the report on our financial statements for the years ended December 31, 2001 and 2000.

     During our two most recent fiscal years and through the date of this Form 8-K, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Grant Thornton's satisfaction, would have cause them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years. In addition, there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III
                                    --------

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          ----------------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
          --------------------------------------------------

     The names of the directors and executive officers of Xechem and their respective ages and positions with Xechem are as follows:

NAME                                AGE     POSITION WITH XECHEM
----                                ---     --------------------

Dr. Ramesh C. Pandey (1)(4)......   64      Chief Executive Officer, President,
                                            Chairman of the Board of Directors,
                                            Secretary and Treasurer.

Stephen F. Burg (1)(2)(3)(4).....   65      Director and Assistant Treasurer

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

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     Our executive officers, directors and shareholders beneficially owning more than 10% of our Common Stock are required under the Exchange Act to file reports of ownership of Common Stock of Xechem with the Securities and Exchange Commission. Copies of those reports must also be furnished to us. Based solely upon a review of the copies of reports furnished to us and written representations that no other reports were required, we believes that during the preceding year all filing requirements applicable to executive officers, directors and shareholders beneficially owning more than 10% of our Common Stock have been complied with.

COMMITTEES

     Our Stock Option Committee, established in May 1995, presently consists of Dr. Pandey and Mr. Burg. The Stock Option Committee administers the 1995 Stock Option Plan and reviews and recommends to the Board of Directors stock options to be granted.

     Our Compensation Committee, established in May 1995, presently consists of Mr. Burg. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of Xechem and reviews general policy matters relating to compensation and benefits of employees of Xechem.

     Our Audit Committee, established in May 1995, presently consists of Mr. Burg. The Audit Committee reviews with our independent public accountants the scope and timing of their audit services and any other services they are asked to perform, the accountants report on our financial statements following completion of their audit and our policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee makes annual recommendations to the Board of Directors for the appointment of independent accountants for the ensuing year.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

Compensation of Directors.
--------------------------

     Directors do not receive any standard compensation for services.

Executive Compensation.
-----------------------

     Set forth below is information concerning the compensation for 2000, 2001 and 2002 for our President and Chief Executive Officer, who is the only executive officer of Xechem whose compensation exceeded $100,000:

=============================================================================================================
                                                                  LONG TERM COMPENSATION
                                                            ----------------------------------
                                                                                                  ALL OTHER
                                ANNUAL COMPENSATION                  AWARDS            PAYOUTS   COMPENSATION
----------------------------------------------------------------------------------------------
                                                 OTHER      RESTRICTED   SECURITIES
                                                ANNUAL        STOCK      UNDERLYING     LTIP
                   YEAR    SALARY    BONUS   COMPENSATION     AWARDS       OPTIONS     PAYOUTS
-------------------------------------------------------------------------------------------------------------
Dr. Ramesh Pandey  2000   $140,000    0         $   688     $1,563,000       0           0           0
                   2001   $140,000    0         $ 1,380              0       0           0           0
                   2002   $140,000    0         $   709              0       0           0           0
=============================================================================================================

EMPLOYMENT AGREEMENTS

     Ramesh C. Pandey is employed pursuant to an agreement which provides for a base salary of $140,000 per year, subject to an annual increase in proportion to the increase in the consumer price index, such bonuses as a majority of the disinterested members of our board of directors may determine, and a royalty of 2 1/2% of our net profits before taxes with respect to any products developed by us or our affiliates during the term of the agreement. The royalty will be payable to Dr. Pandey or his estate so long as we continue to sell such products, notwithstanding any termination of the agreement. The agreement provides for a ten-year term, but permits either party to terminate the agreement after five years; if we terminate the agreement, Dr. Pandey will be entitled to receive severance equal to his compensation for the two years prior to termination. Dr. Pandey has agreed not to engage in certain business activities (generally similar to those currently engaged in by us) for six months (four months, in certain cases) after the termination of his employment with us. If there is a change in the beneficial ownership of 20% or more of our capital stock, Dr. Pandey may, at any time within one year after such event, terminate the agreement, in which event his noncompete and confidentiality agreement terminate and any indebtedness of us to Dr. Pandey shall accelerate. In August 1996, due to financial constraints, Dr. Pandey's salary was reduced by 54%. In November 1996, 50% of the reduction was restored and in February 1997, Dr. Pandey was returned to full salary. The reduction in salary was not accrued and will not be paid to Dr. Pandey. On September 30, 1998 Dr. Pandey signed an Amended Employment Agreement extending his current agreement by two years. He was also granted an option to purchase stock of Xechem in an amount equal to 20% of the total number of shares sold by us in a rights offering to certain shareholders and one or more subsequent offerings to raise up to $10,000,000 of additional capital through December 31, 2002.

     In 2002 Dr. Pandey deferred $70,000 of salary for a total of $331,425 of deferred salary until we have funds to pay him as set forth in the amendment to his Employment Agreement.

STOCK PLAN

     Effective December 1993, our sole stockholder approved the Share Option Plan (the "Plan"), which we have assumed, providing for the issuance to employees, consultants, and directors of options to purchase up to 12,600,000 shares of Common Stock. The Plan provides for the grant to employees of incentive stock options ("ISOs") and non-qualified stock options. On November 20,2002 the Board of Directors increased the number of options available to 300,000,000.

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

     The Plan will terminate in December 2003, ten years after the date it was first approved, though awards made prior to termination may expire after that date, depending on when granted. As of December 31, 2002, we have granted options under the Plan to purchase 176,539,333 shares of Common Stock, with 174,456,000 still outstanding under the Plan.

AGGREGATED OPTION EXERCISES IN FISCAL 2002 AND FISCAL YEAR-END OPTION VALUES

     The following table provides information on option exercises during the year ended December 31, 2002 by the directors and executive officers of Xechem and the value of such parties' unexercised stock options as of December 31, 2002.

===========================================================================================================================
                                                                   NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                                                                    OPTIONS AT 12/31/02             AT 12/31/02 (1)
---------------------------------------------------------------------------------------------------------------------------
                                  SHARES
                               ACQUIRED ON          VALUE
          NAME                 EXERCISE (#)      REALIZED ($)  EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------------------
Dr. Ramesh C. Pandey             39,407 (2)           0         1,500,000              0           $0             $0
Stephen F. Burg                      0                0         4,024,700      4,000,000           $0             $0
===========================================================================================================================

(1) Represents the excess, if any, of the closing price of the Common Stock as quoted on the OTC Bulletin Board on December 31, 2002 ($.0008) over the exercise price of the options, multiplied by the corresponding number of underlying shares.
(2) Class C, Series 6 Voting Preferred Stock, Par Value $0.00001 per share, 10,000 votes per share.

     The following table provides information on options granted for Common Stock during the year ended December 31, 2002 to the directors and executive officers of Xechem.

---------------------------------------------------------------------------------------------------------------------------
NAME                      NUMBER OF OPTIONS       PERCENT OF TOTAL OPTIONS GRANTED TO    EXERCISE       EXPIRATION DATE
                          GRANTED TO DIRECTORS    EMPLOYEES                              PRICE
---------------------------------------------------------------------------------------------------------------------------
Dr. Ramesh C. Pandey      0                       0                                      0              -
---------------------------------------------------------------------------------------------------------------------------
Stephen F. Burg           6,000,000               3.9%                                   $0.0005        November 20, 2013
---------------------------------------------------------------------------------------------------------------------------

     We have not granted any Long-Term Incentive Plan-Awards during the year ended December 31, 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of our common stock and total voting stock (including the Class A and Class C preferred stocks) as of March 14, 2003 by: (i) each stockholder known by us to beneficially own in excess of 5% of the outstanding shares of common stock or Class A preferred stock; (ii) each director; and (iii) all directors and executive officers as a group. As of March 14, 2003 we had 7,797,281,607 Common Shares issued and outstanding, 2,500 Class A Preferred Shares outstanding and 95,055 shares of Class C, Series 6 Preferred Shares outstanding. Ramesh C. Pandey owns all of the outstanding Class A preferred stock and Class C, Series 6 Preferred Shares. Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and investment power with respect to the shares beneficially owned by such persons.

---------------------------------------------------------------------------------------------------------------------------
                                     COMMON STOCK        CLASS A PREFERRED STOCK   CLASS C PREFERRED STOCK
---------------------------------------------------------------------------------------------------------------------------
Name and Address                Number of      Percent    Number of     Percent   Number of     Percent      Percent of
                                  Shares      of Class      Shares     of Class     Shares     of Class     Voting Stock
                                                                                                               (1)(2)
---------------------------------------------------------------------------------------------------------------------------
Stephen F. Burg (3)             4,024,700       .05%          0           -            0           -            .17%
                                   (5)
---------------------------------------------------------------------------------------------------------------------------
Ramesh C. Pandey, Ph.D. (4)     61,923,663      .79%        2,500        100%       95,055       100%          11.6%
                                   (6)                       (1)                      (2)
---------------------------------------------------------------------------------------------------------------------------
All directors and executive     65,948,363      .85%      2,500 (1)      100%       95,055       100%          11.6%
officers as a group (2             (7)                                                (2)
persons)
---------------------------------------------------------------------------------------------------------------------------

(1) GIVES EFFECT TO THE VOTING RIGHTS OF 2,500 SHARES OF CLASS A VOTING PREFERRED STOCK, ALL OF WHICH ARE OWNED BY DR. PANDEY AND WHICH ENTITLE HIM TO CAST 1,000 VOTES PER SHARE ON ALL MATTERS AS TO WHICH SHAREHOLDERS ARE ENTITLED TO VOTE.
(2) GIVES EFFECT TO THE VOTING RIGHTS OF 95,055 SHARES OF CLASS C VOTING PREFERRED STOCK, ALL OF WHICH ARE OWNED BY DR. PANDEY AND WHICH ENTITLE HIM TO CAST 10,000 VOTES PER SHARE ON ALL MATTERS AS TO WHICH SHAREHOLDERS ARE ENTITLED TO VOTE.
(3)  THE ADDRESS OF STEPHEN BURG IS 3257 WINGED FOOT DRIVE, FAIRFIELD, CA 94533.
(4) THE ADDRESS OF DR. PANDEY IS C/O XECHEM INTERNATIONAL, INC., 100 JERSEY AVENUE, BUILDING B, SUITE 310, NEW BRUNSWICK, NEW JERSEY 08901.
(5) DOES NOT INCLUDE 4,000,000 SHARES SUBJECT TO THE BURG OPTIONS, WHICH PRESENTLY ARE NOT EXERCISABLE, AND WILL NOT BE EXERCISABLE, WITHIN 60 DAYS FROM DECEMBER 31, 2002; HOWEVER, INCLUDES 4,024,700 SHARES THAT ARE PRESENTLY EXERCISABLE OPTIONS.
(6)  INCLUDES 1,500,000 SHARES THAT ARE PRESENTLY EXERCISABLE OPTIONS.
(7) DOES NOT INCLUDE 4,000,000 SHARES SUBJECT TO THE DIRECTORS OPTIONS, WHICH PRESENTLY ARE NOT EXERCISABLE, AND WILL NOT BE EXERCISABLE, WITHIN 60 DAYS FROM DECEMBER 31, 2002; HOWEVER, INCLUDES 5,524,700 SHARES THAT ARE PRESENTLY EXERCISABLE OPTIONS.

As of December 31, 2002 we had the following compensation plans under which our equity securities are authorized for issuance:

-----------------------------------------------------------------------------------------------------------------
Plan Category                 Number of securities to     Weighted average exercise   Number of securities
                              be issued upon exercise     price of outstanding        remaining available for
                              of outstanding options,     options, warrants and       future issuance under
                              warrants and rights         rights                      equity compensation plans
                                                                                      (excluding securities
                                                                                      effected in column (a))
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans            174,456,000                     .002                    123,461,000
approved by security holders
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans                 0                           0                           0
not approved by security
holders
-----------------------------------------------------------------------------------------------------------------
Total                                174,456,000                     .002                    123,461,000
-----------------------------------------------------------------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Subject to obtaining necessary regulatory approvals in India, Dr. Pandey has transferred his interest in Xechem India to Xechem for no consideration other than reimbursement of amounts (equal to approximately $5,000) Dr. Pandey advanced for organizational expenses. Dr. Pandey's brothers own the remaining equity in Xechem India. At December 31, 2002, we own substantially all of Xechem India. We anticipate that some of the equity in Xechem India will be made available to other, unrelated, persons in India. Both of Dr. Pandey's brothers and Mr. Anil Sharma, a chartered accountant, serve as directors of Xechem India. No compensation is paid to Dr. Pandey, his relatives or Mr. Anil Sharma for service as directors. See Item 1, Description of Business - Raw Material Supply.

     Effective June 25, 1996, an entity wholly-owned by Dr. Pandey (the "Holding Company") became a member of Vineyard Productions, L.L.C. ("Vineyard"), which in June 1994 acquired the building in which we lease its offices. Prior to making such investment, Dr. Pandey informed the Board of Directors of the opportunity for such investment, and the Board determined that we was not interested in such opportunity and approved Dr. Pandey making the investment. Our lease was entered into prior to that date (with a prior owner of the building) and has not been modified subsequent thereto. We are currently in negotiations to form a new lease, which would protect us in the future. We paid Vineyard $185,739 in 2002 and $135,958 in 2001. We owe prior year rental payments to Vineyard of $80,000.

     During 2001, Dr. Pandey exercised his option to purchase 2,232 shares of Class C, Series 6 Preferred Voting Stock, $0.00001 per share, which are part of the options granted to Dr. Pandey by resolution of the Board of Directors at its meeting held on August 18, 1999, as amended by the Board of Directors on July 9, 2001.

     We owe Dr. Pandey, Chairman of the Board, $776,000 as of December 31, 2002 from an interest bearing advance ($244,000) at 10% per annum and the note will be due when we are no longer a development entity, accrued interest ($183,000), accrued salary ($331,000) and accrued expenses ($18,000). At December 31, 2001, we owed Dr. Pandey $721,000. We also have a note payable to Dr. Renuka Misra, director of Natural Products, for $298,300 with 12% annual interest due September 20, 2003. Interest expense for related parties totaled $70,000 and $63,000 for the years ended December 31, 2002 and 2001, respectively, related to these notes. Xechem has received funding from Beverly Robbins, a sales and marketing representative totaling $195,000 as of December 31, 2002.

     We have received $140,000 during the year ended December 31, 2000 from Xechem China pursuant to an interest free loan. Although an additional $340,000 was due Xechem under the original loan terms, no amounts were received in 2001 and it is unlikely any additional amounts will be received. We shall repay the loan advanced by Xechem China out of our share in the dividends or distribution of Xechem China. Since Xechem-China had no activity in 2002 and no foreseeable profits in the near future there will not be any short-term repayment to Xechem-China.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

EXHIBIT NO.
-----------

3(i)(a)     Certificate of Incorporation1

3(i)(b)     Certificate of Correction to Certificate of Incorporation1

3(ii)       By-Laws1

3(i)(c)     Certificate of Amendment to Certificate of Incorporation2

3(i)(c)     Certificate of Amendment to Certificate of Incorporation3

3(i)(c)(A)  Certificate of Amendment to Certificate of Incorporation.4

3(i)(c)(B)  Certificate of Amendment to Certificate of Incorporation5

3(i)(d) Certificate of Designations, Preferences and Rights of Class C Shares (Class C Series 1 Preferred Stock)3

3(i)(e) Certificate of Designations, Preferences and Rights (Class C Series 2 and Series 3 Preferred Stock)3

3(i)(f) Certificate of Elimination (Class C Series 1, Series 2 and Series 3 Preferred Stock)3

3(i)(g) Certificate of Designations, Preferences and Rights of Class C Shares8 (Class C Series 6 Preferred Stock)6

4.1         Representative Unsecured Debenture4

4.2         Representative Unsecured Note5

4.3         Representative  Subscription  Agreement  for  Purchase of  Unsecured
            Notes5

4.4         Representative  Subscription  Agreement  for  Purchase of  Unsecured
            Debentures4

4.5         Representative Warrant to Purchase Shares of Common Stock5

10.2        Form of Pandey Option1

10.3        Form of Employment Agreement between Xechem and Dr. Pandey1

10.17       Patents1

10.18       Indemnity agreement between Xechem and Ramesh C. Pandey1

10.28       Xechem International, Inc. Amended and Restated Stock Option Plan2

--------------------
1 Incorporated by reference from our Registration Statement on Form SB-2 (SEC File No. 33-75300NY).
2 Incorporated by reference from our Annual Report on Form 10-KSB for the year ended December 31, 1995.
3 Incorporated by reference from our Annual Report on Form 10-KSB for the year ended December 31, 1996.
4 Incorporated by reference from our Registration Statement on Form S-3 (SEC File No. 333-71742).
5 Incorporated by reference from our Registration Statement on Form S-3 (SEC File No. 333-97345).
6 Incorporated by reference from our Registration Statement on Form SB-2 (SEC File NO. 333-97345).

10.29       Stockholders   Agreement   dated  November  18,  1996  among  Xechem
            International, Inc., David Blech and Ramesh C. Pandey7

23          Consent of Grant Thornton LLP

--------------------
7 Incorporated by reference from our Form 8-K Current Report dated November 18, 1996.

ITEM 14.  CONTROL PROCEDURES
          ------------------

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report as well as to the safeguard assets from unauthorized use or disposition. However, no cost effective internal control system will preclude all errors and irregularities, and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities that we do not control or manage. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain.

     We evaluate the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer and chief financial officer, within 90 days prior to the filling date of the report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic securities exchange commission filings. No significant changes were made to our internal controls or other factors that could significant effect these controls subsequent to the date of their evaluation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      XECHEM INTERNATIONAL, INC.

Date: April 14, 2003                  By: /s/ Ramesh C. Pandey
                                          --------------------
                                          Ramesh C. Pandey, Ph.D.
                                          Chief Executive Officer, President and
                                          Chairman of the Board of Directors


     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Ramesh C. Pandey                                  Date: April 14, 2003
    --------------------------------------
    Ramesh C. Pandey, Ph.D.,
    Chief Executive Officer, President and
    Chairman of the Board of Directors and
    Chief Accounting Officer

By: /s/ Stephen F. Burg                                   Date: April 14, 2003
    --------------------------------------
    Stephen F. Burg
    Director

                                 CERTIFICATIONS

     I, Ramesh C. Pandey, certify that:

1. I have reviewed this annual report on Form 10-KSB of Xechem International, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

                                        /s/ Ramesh C. Pandey, Ph.D.
                                        ---------------------------
                                        Ramesh C. Pandey, Ph.D.
                                        Chief Executive Officer

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is also attached to this report.

                                 CERTIFICATIONS

     I, Ramesh C. Pandey, certify that:

1. I have reviewed this annual report on Form 10-KSB of Xechem International, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

                                        /s/ Ramesh C. Pandey, Ph.D.
                                        ---------------------------
                                        Ramesh C. Pandey, Ph.D.
                                        Chief Financial Officer

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is also attached to this report.

                                  EXHIBIT INDEX

Number    Exhibit
------    -------

21        Subsidiaries of Xechem

23        Consent of Grant Thornton LLP