Form 10QSB
period 2003-03-31
XECHEM INTERNATIONAL INC
filed 2003-05-15
CIK 919611

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2003
                                ------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

For Quarter Ended __________________          Commission File Number 0-23788
                                                                     -----------

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

                                 Yes [X] No [ ]

Number of shares outstanding of the issuer's common stock, as of April 30, 2003 was 9,431,281,641 shares.

Transitional Small Business Disclosure Format

                                 Yes [ ] No [X]

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.
                                                                        --------
Part I.   Financial Information

Item 1.   Consolidated Balance Sheets as of
             March 31, 2003 [Unaudited] and December 31, 2002..........  3

          Consolidated Statements of Operations
             For the three month  period from January 1, 2003 and 2002
             to March 31, 2003 and 2002 and for the period from March 15,
             1990 (inception) to March 31, 2003 [Unaudited] ...........  4

          Consolidated Statement of Stockholders'
             Equity for the three months ended
             March 31, 2003 [Unaudited]................................  5

          Consolidated Statements of Cash Flows
             For the three month  period from January 1, 2003 and 2002
             to March 31, 2003 and 2002 and for the period from March 15,
             1990 (inception) to March 31, 2003 [Unaudited] ...........  6 - 7

          Notes to Consolidated Financial Statements...................  8 - 12

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations  ...........  13 - 17

Item 3.   Controls and Procedures......................................  17


Part II.  Other Information ...........................................  18

          Signatures and Certifications................................  19 - 22

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                       MARCH 31, 2003   DECEMBER 31, 2002
                                                       --------------   -----------------
                                                        (Unaudited)
                                                        -----------
CURRENT ASSETS
   Cash                                                 $     42,000      $    135,000
   Accounts Receivable                                        19,000            22,000
   Inventory                                                   5,000             5,000
   Prepaid expenses and other current assets                  46,000             1,000
                                                        ------------------------------

   TOTAL CURRENT ASSETS                                      112,000           163,000

Equipment, less accumulated depreciation
  of $1,203,000 (2003) and $1,185,000 (2002)                 381,000           382,000
Leasehold improvements, less accumulated amortization
  of $654,000 (2003) and $637,000 (2002)                     361,000           378,000
Deposits                                                      45,000            45,000
                                                        ------------------------------

                                                        $    899,000      $    968,000
                                                        ==============================

CURRENT LIABILITIES
   Accounts payable                                     $    799,000      $    637,000
   Accrued expenses to related parties                       532,000           515,000
   Accrued expenses to others                                208,000           211,000
   Payable bank                                               55,000            55,000
   Loans payable to related party                            503,000           493,000
   Notes payable                                             677,000                --
   Other current liabilities                                  42,000            42,000
                                                        ------------------------------

     TOTAL CURRENT LIABILITIES                             2,816,000         1,953,000
                                                        ------------------------------

NOTES PAYABLE-RELATED PARTIES                                384,000           384,000
CONVERTIBLE NOTES: NET OF DISCOUNT                           524,000         1,308,000
CAPITAL LEASES: LONG TERM                                     17,000            18,000
CONVERTIBLE DEBENTURES                                        84,000           144,000
                                                        ------------------------------

TOTAL LIABILITIES                                          3,825,000         3,807,000
                                                        ------------------------------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)
   Class A voting preferred stock,$ .00001 par
     value, 2,500 shares authorized; 2,500 shares
     issued and outstanding (2003 and 2002)                       --                --
   Class B 8% preferred stock,$ .00001 par value,
     1,150 shares authorized; none outstanding                    --                --
   Class C preferred stock,$ .00001 par value,
     49,996,350 shares authorized; 95,055 issued
     and outstanding in (2003) and 41,639 issued
     and outstanding in (2002)                                    --                --
   Common stock,$.00001 par value, 9,950,000,000
     shares authorized; 9,431,282,000 (2003) and
     1,977,705,000 (2002) issued and outstanding              94,000            20,000
   Unearned compensation expense                            (118,000)         (158,000)
   Additional paid in capital                             37,543,000        37,106,000
   Deficit accumulated during development stage          (40,445,000)      (39,807,000)
                                                        ------------------------------

   TOTAL STOCKHOLDERS EQUITY (DEFICIT)                    (2,926,000)       (2,839,000)
                                                        ------------------------------

                                                        $    899,000      $    968,000
                                                        ==============================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 MARCH 15 1990
                                                                                 -------------
                                                                                    (DATE OF
                                                                                    --------
                                                  THREE MONTHS ENDED              INCEPTION) TO
                                                  ------------------              -------------
                                                       MARCH 31,                    MARCH 31,
                                                       ---------                    ---------
                                                2003               2002               2003
                                                ----               ----               ----
REVENUES:                                         123,000             44,000          1,752,000

EXPENSES:
   Research and development                       180,000            141,000         10,830,000
   General and administrative                     493,000            312,000         15,534,000
   Writedown of inventory
      & intangibles                                    --                 --          1,856,000
                                          -----------------------------------------------------
                                                  673,000            453,000         28,220,000
                                          -----------------------------------------------------

   LOSS FROM OPERATIONS                          (550,000)          (409,000)       (26,468,000)
                                          -----------------------------------------------------

OTHER INCOME(EXPENSE) - NET:

   Interest Expense - Related Party               (11,000)           (11,000)        (8,880,000)

   Interest Expense                               (77,000)           (72,000)        (6,881,000)

   Other(net)                                          --                 --            189,000
                                          -----------------------------------------------------
                                                  (88,000)           (83,000)       (15,572,000)
                                          -----------------------------------------------------

NET LOSS BEFORE INCOME TAXES              $      (638,000)   $      (492,000)   $   (42,040,000)

   Sale of New Jersey net operating
    loss carryforwards                                 --                 --          1,595,000

   NET LOSS                               $      (638,000)   $      (492,000)   $   (40,445,000)
                                          =====================================================

BASIC AND DILUTED LOSS PER COMMON SHARE   $       (0.0001)   $        (0.001)
                                          ==================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                        6,277,974,000        463,613,000
                                          ==================================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                    CONDENSED

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                                   Unearned       Additional          During
                                                      Number of                  Compensation      Paid-In-         Development
                                                    shares issued     Par value     Expense         Capital            Stage
                                                   ----------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2002                       1,977,705,000     $ 20,000    $ (158,000)    $ 37,106,000      $(39,807,000)

Shares issued upon conversion of
  notes @ an avg of $ .0002 per share               1,265,987,000       12,000                        244,000

Shares issued upon conversion of
  notes @ an avg of $ .00006 per share              2,915,256,000       29,000                        142,000

Shares issued upon conversion of
  notes & debentures @ $ .000025 per share          3,272,334,000       33,000                         51,000

Amortization of unearned stock compensation                                          40,000

  Net loss for the three months ended
    March 31, 2003 (Unaudited)                                                                                        (638,000)
                                                   ---------------------------------------------------------------------------
BALANCES AT MARCH 31, 2003                          9,431,282,000     $ 94,000    $ (118,000)    $ 37,543,000     $(40,445,000)
                                                   ===========================================================================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          March 15, 1990
                                                                                       (date of inception)
                                                            Three Months ended March 31,   to March 31,
                                                           --------------------------------------------
                                                               2003            2002            2003
                                                               ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $   (638,000)   $   (492,000)   $(40,445,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                               18,000          49,000       1,105,000
      Amortization                                               17,000          22,000         826,000
      Amortization of beneficial conversions                         --              --      453,000.00
      Amortization of warrants issued                                --              --       79,000.00
      Stock options issued                                           --              --      160,000.00
      Unearned compensation                                      40,000              --      166,000.00
      Interest and compensation expense in connection
        with issuance of equity securities                       35,000         109,000      18,628,000
      Write down of inventories                                      --              --       1,339,000
      Write down of patents                                          --              --         517,000
      Loss on investment in related party                            --              --          89,000

    Changes in operating assets and liabilities
      (Increase) decrease in:
        Accounts receivable-Net Operating Loss                        0         452,000              --
        Accounts receivable                                       3,000          38,000         (19,000)
        Inventories                                                  --              --      (1,339,000)
        Prepaid expenses and other current assest               (45,000)        (50,000)         82,000
        Other                                                        --              --         (20,000)
      Increase (decrease) in:
        Accounts payable                                        162,000        (146,000)        822,000
        Other current liabilities                                    --         (29,000)        (34,000)
        Accrued expenses                                         14,000         (46,000)        742,000
                                                           --------------------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                $   (394,000)   $    (93,000)   $(16,849,000)
                                                           --------------------------------------------

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (continued)

                                                                                          March 15, 1990
                                                                                       (date of inception)
                                                            Three Months ended March 31,   to March 31,
                                                           --------------------------------------------
                                                               2003            2002            2003
                                                               ----            ----            ----
NET CASH FLOWS FROM OPERATING ACTIVITIES                   $   (394,000)   $    (93,000)   $(16,849,000)
                                                           --------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Patent issuance costs                                            --              --        (548,000)
    Purchases of equipment and leasehold improvements           (17,000)          4,000      (2,118,000)
    Investment in unconsolidated entity and others                   --        (115,000)        (23,000)
    Other                                                            --              --          (8,000)
                                                           --------------------------------------------

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:             (17,000)       (111,000)     (2,697,000)
                                                           --------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Proceeds from related party loans                            10,000          70,000       2,065,000
    Proceeds from notes payable - others                        310,000          45,000       2,116,000
    Proceeds from short term loans                                   --          50,000       4,166,000
    Capital contribution                                             --              --          95,000
    Net payments on capital leases                               (2,000)         (9,000)         (9,000)
    Payments on interim loans                                        --         (85,000)       (608,000)
    Payments on notes payable - others                               --         (54,000)       (579,000)
    Payments on stockholder loans                                    --              --        (572,000)
    Proceeds from issuance of capital stock                          --              --      12,914,000
                                                           --------------------------------------------

    NET CASH FLOWS FROM (USED IN)  FINANCING ACTIVITIES:        318,000          17,000      19,588,000
                                                           --------------------------------------------

    NET CHANGE IN CASH                                          (93,000)       (187,000)         42,000
CASH, BEGINNING OF PERIOD                                       135,000         241,000               0
                                                           --------------------------------------------
CASH, END OF PERIOD                                        $     42,000    $     54,000    $     42,000
                                                           ============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
      Interest paid - related party                        $     11,000    $      9,000    $    262,000
                                                           ============================================
      Interest paid - other                                $      1,000    $      2,000    $    177,000
                                                           ============================================

INCOME TAXES PAID                                          $         --    $         --    $         --
                                                           ============================================

NONCASH FINANCING AND INVESTING ACTIITIES
   Net assets of Xechem India contributed to capital and
    minority interest                                      $         --    $         --    $    118,000
                                                           ============================================

   Liabilities exchanged for preferred and common stock    $         --    $     10,000    $  1,271,000
                                                           ============================================

   Equipment purchased through financing                   $         --    $     32,000    $     32,000
                                                           ============================================

   Securities issued as payment on related party note      $         --    $         --    $     20,000
                                                           ============================================

   Shares issued in conversion of debentures and notes     $    477,000    $         --    $    628,000
                                                           ============================================

   Warrants Issued                                         $         --    $         --    $    193,000
                                                           ============================================

    Debentures converted to notes payable                  $    367,000    $         --    $    367,000
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

The accompanying consolidated financial statements have been prepared assuming Xechem International, Inc. and its subsidiaries will continue as a going concern. We have suffered recurring losses from operations and have a net capital deficiency that raise substantial doubt about our ability to continue as a going concern The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Significant accounting policies and other matters relating to us and our wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc., XetaPharm, Inc. Xechem (India) Pvt. Ltd. and Xechem Pharmaceuticals Nigeria Limited, are set forth in the financial statements for and as of the year ended December 31, 2002 included in our Form 10-KSB, as filed with the Securities and Exchange Commission.

[2]  BASIS OF REPORTING

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our consolidated financial position at March 31, 2003 and the consolidated results of its operations for the three months ended March 31, 2003 and 2002 and for the cumulative period from March 15, 1990 (date of inception) to March 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-KSB for the year ended December 31, 2002. The results of operations for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for a full year.

As a result of our net losses through December 31, 2002 and accumulated deficit since inception, our auditors, in their report on our financial statements for the year ended December 31, 2002, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of March 31, 2003 as we have less then three months cash on hand at our current expenditure rate. Our research and development activities and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

We received $310,000 in the first three months of 2003 from investor financing which became a note payable, the terms of which are detailed in Note 3, Notes and Loans Payable, and $10,000 from a related party loan due in January 2004 with an interest rate of 8%.

We are currently seeking additional capital, marketing partners, joint ventures or strategic alliance agreements both in the United States and abroad. We are actively pursuing numerous prospects.

We have expended and plan to expend substantial funds, if available, in connection with the research and development of our products. As a result of these expenditures, and even considering revenues anticipated from nutraceutical sales and lab fees, we anticipate that losses will continue for the foreseeable future.

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

[3]  NOTES AND LOANS PAYABLE

As of March 31, 2003, we had outstanding $716,000 of convertible notes plus $48,000 of accrued interest thereon, which notes are convertible into common stock, par value $0.00001 per share, at fifty percent (50%) of the closing bid price of our common stock from time to time, and maturing May 23, 2004.

A second tranche of convertible debentures aggregating $367,000 at December 31, 2002 was increased by an additional funding of $310,000 by certain investors during the three months ended March 31, 2003, which debentures were converted to a note bearing simple interest at 8% per annum, due on the earliest to occur of the settlement, dismissal or final adjudication of the Bristol Myers Squibb lawsuit (the "BMS Lawsuit") (see Note 4), plus additional interest equal to forty percent (40%) of the net recovery from to the BMS Lawsuit, subject to an adjustment factor of the net recovery to us (after deduction of legal fees and costs). The adjustment factor will be pro rated to the extent that advances total less than $850,000. We have granted the note holders a security interest in the BMS lawsuit, which is subject to an adjustment factor of the net recovery.

In addition, we received a $10,000 loan from a related party during the quarter ended March 31, 2003, bearing interest at 8% per annum and maturing January 2004.

We are obligated under the terms of the convertible notes to maintain sufficient authorized, unissued shares of common stock as would enable us to issue common stock upon conversion of the notes, and we are obligated to register the shares of common stock into which the convertible notes are convertible. On April 9, 2003 we amended our certificate of incorporation to authorize the issuance of additional shares of common stock to enable us to meet this obligation. In addition, on February 26, 2003 we filed an Information Statement with the Securities and Exchange Commission, which was subsequently distributed to stockholders of record advising that holders of common and preferred stock representing a majority of the votes of our capital stock had approved a reverse split of our common stock at a level to be set by our Board of Directors. We anticipate, but can provide no assurances, that the reverse split amount will be set during the second quarter of 2003.

During the first three months of 2003, Notes Payable with $417,454 of principal and $29,763 of accrued interest were converted into 4,753,316,770 shares of our common stock, par value $.00001 per share. In March 2003 debentures with principal of $60,000 and $7,506 of accrued interest were converted into 2,700,259,995 shares of our common stock, par value $.00001 per share

[4]  LEGAL PROCEEDINGS

On March 17, 2003, we filed an anti-trust lawsuit against Bristol-Myers Squibb (NYSE: BMY) to secure damages, injunctive and other equitable relief for Bristol-Myers Squibb's violations of federal and state antitrust laws. The case, filed in the United States District Court, Northern District of Illinois, arises out of Bristol-Meyers Squibb's allegedly unlawful maintenance of a monopoly over the United States market for paclitaxel based anti-cancer drugs and conspiracy to further its monopoly.

Our lawsuit alleges that Bristol-Myers Squibb is liable for violation of Section 2 of the Sherman Act (15 USC 2). We are seeking an award in damages in the sum of at least $50 million dollars and said damages to be trebled to at least $150 million dollars. There can be no assurances as to the outcome of this lawsuit.

On March 2, 2000, we filed a complaint in the United States District Court for the District of New Jersey (subsequently transferred to the U.S. District Court for the Southern District of Texas) against the University of Texas M.D. Anderson Cancer Center and the Board of Regents of the University of Texas, as defendants. This complaint was for declaratory judgment against the defendants in connection with a certain Patent and Technology License Agreement dated August 18, 1997 (the "License Agreement"), which was the outgrowth of a Sponsored Laboratory Study Agreement dated December 12, 1995. The License Agreement granted to us certain exclusive worldwide rights to use, license and sublicense patented technology related to a new formulation for the delivery of paclitaxel. The M.D. Anderson Cancer Center sent a letter to our counsel seeking to terminate the License Agreement. This letter also contained a counterproposal to us, which we rejected, and we also rejected the claim that the License Agreement should be terminated. The defendants delivered a termination letter to us purporting to terminate the License Agreement on the basis of the claim that we were "insolvent." This alleged insolvency was based upon 1998 financial records. We stated in our complaint that we were currently solvent and denied the claim that we were insolvent in 1998. We have made all required payments to the M.D. Anderson Cancer Center pursuant to the License Agreement. In March 2003 the U.S. District Court for the Southern District of Texas dismissed the case.

[5]  NET LOSS PER SHARE

Net loss per share was calculated using the weighted average number of common shares outstanding. For the three months ended March 31, 2003 and 2002, stock options and warrants respectively have been excluded from the calculation of diluted loss per share, as they are antidilutive.

[6]  STOCK-BASED COMPENSATION

The Company follows the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB
25. The Company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. No options were granted during the quarter ended March 31, 2003.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                             QUARTER ENDED
                                                        MARCH 31,      MARCH 31,
                                                       -------------------------
                                                          2003           2002
                                                          ----           ----
Net loss, as reported                                  $ (638,000)   $ (492,000)

Stock-based employee compensation expense under fair
         value method, net of related tax effects          (5,000)       (5,000)
                                                       ----------    ----------
Pro forma net loss                                     $ (643,000)   $ (497,000)
                                                       ==========    ==========

Loss per share:
         Basic and diluted, as reported                $  (0.0001)   $   (0.001)
                                                       ==========    ==========
         Basic and diluted, pro forma                  $  (0.0001)   $   (0.001)
                                                       ==========    ==========

[7]  SUBSEQUENT EVENTS

In April 2003 Dorsey & Whitney LLP, a Minnesota limited liability partnership filed a complaint for attorneys' fees/costs due under account stated totaling over $270,000 that have been previously accrued by Xechem in accounts payable and unpaid at March 31, 2003.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.1
          --------------------------------------

General
-------

We are the holder of all of the capital stock of Xechem, Inc., a development stage biopharmaceutical company engaged in the research, development, and production of niche generic and proprietary drugs from natural sources. Xechem, Inc. was formed in March 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.) a publicly traded company. Xechem Laboratories (formed in 1993), XetaPharm, Inc. (formed in
1996), Xechem (India) Pvt. Ltd. and Xechem Pharmaceuticals Nigeria Limited (formed in 2002) are our subsidiaries. Xechem Pharmaceutical China Ltd., (formed in 2000) is an inactive affiliate.

Results of Operations
---------------------

The Three months Ended March 31, 2003 vs. The Three months Ended March 31, 2002

The following table sets forth certain statement of operations data for the cumulative period from inception (March 15, 1990) to March 31, 2003 and for each of the three months ended March 31, 2003 and March 31, 2002.

                                                                    CUMULATIVE
                                           THREE MONTHS ENDED      INCEPTION TO
                                                MARCH 31,            MARCH 31,
                                           2003          2002          2003
                                             (in thousands)
Revenue                                  $     123    $      44     $    1,752

Research And Development Expense         $     180    $     141     $   10,830

General And Administrative Expenses      $     493    $     312     $   15,534

Writedown Of Inventory And Intangibles   $      --    $      --     $    1,856

Loss From Operations                     $    (550)   $    (409)    $  (26,468)

Other Income (Expense)                   $     (88)   $     (83)    $  (13,977)

Net Loss                                 $    (638)   $    (492)    $  (40,445)

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

Revenue
-------

We had revenues of $123,000 for the three months ended March 31, 2003 an increase of $79,000 or 179% as compared to the three months ended March 31, 2002. This represents approximately $75,000 in lab service fees, $44,000 in consulting fees and $4,000 in product sales by our subsidiary XetaPharm Inc.

Research and Development
------------------------

Our research and development expenditures were made in conjunction with the development of compounds to make niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures increased by $39,000 to $180,000 or approximately 28% primarily from expenses arising from start-up costs associated with our Nigerian sickle cell drug Nicosan(TM) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Expenditures for research and development increased during the first quarter of 2003. We anticipate this trend to continue due to our plan to bring Nicosan(TM) to the Nigerian market during the second quarter of 2003. New hires and increased activity should continue to increase for the remainder of the year. We believe that increased research and development expenditures could significantly hasten the development of our sickle cell drugs as well as their marketability.

General and Administrative
--------------------------

General and administrative expenses increased $181,000 or 58% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Consulting fees increased by approximately $25,000, salaries increased by approximately $16,000 due to an increase in our consulting services, rent expense increased by approximately $16,000 due to increases which will be reflected in our new lease and legal expenses increased by approximately $40,000 compared to last year. We had a significant decrease of over $44,000 in non-cash stock expense.

Interest expense increased approximately $5,000 for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

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

Liquidity and Capital Resources; Plan of Operations
---------------------------------------------------

On March 31, 2003, we had cash and cash equivalents of $42,000, negative working capital of $2,704,000 and negative stockholder's equity of $2,926,000.

As a result of our net losses through December 31, 2002 and accumulated deficit since inception, our accountants, in their report on our financial statements for the year ended December 31, 2002, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of March 31, 2003 as we have less then three months cash on hand at our current expenditure rate. Our research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

A second tranche of convertible debentures aggregating $367,000 at December 31, 2002 was increased by an additional funding of $310,000 by certain investors during the three months ended March 31, 2003, which debentures were converted to a term loan bearing simple interest at 8% per annum, due on the earliest to occur of the settlement, dismissal or final adjudication of the Bristol Myers Squibb lawsuit (the "BMS Lawsuit), plus additional interest equal to forty percent (40%) with respect to the BMS Lawsuit, subject to an adjustment factor of the net recovery to us (after deduction of legal fees and costs). The adjustment factor will be pro rated to the extent that aggregate advances under the term loan are less than $850,000 (e.g., if only 90% funded, then lenders would share in 36% of net recovery). We have granted the term loan holders a security interest in the BMS lawsuit.

In addition, we received a $10,000 loan from a related party during the quarter ended March 31, 2003, bearing interest at 8% per annum and maturing January 2004.

We lease our facilities on a month-to-month basis, a new long-term lease is currently under negotiations and we expect to finalize our new lease as soon as possible. In 1996, Dr. Pandey purchased a 25% beneficial ownership in the lessor as a limited partner in such entity, which may be deemed to be an affiliate of Dr. Pandey.

We are currently $80,000 in arrears to our landlord and we are occupying more space then is stated in our current lease. We have received letters from our landlord to potentially terminate our lease. Presently we are in the process of renegotiating the lease to rectify the issue regarding uncharged space and to extend the term of the lease. We do not foresee any major problems with finalizing the new lease in a timely fashion. If we are unable to obtain a new lease our operations will be severely impacted

We are currently seeking additional capital, marketing partners, joint ventures or strategic alliance agreements both in the United States and abroad. We are actively pursuing numerous prospects.

We have expended and plan to continue to expend substantial funds in connection with the research and development of its products. As a result of these expenditures, and even with revenues anticipated from of sales of nutraceutical, lab fees and consulting revenues, we anticipate that losses will continue for the foreseeable future. As of March 31, 2003 we have less than three months of cash on hand at our current expenditure rate.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

---------------------------------------------------------------------------------------------------------
                                                PAYMENTS DUE BY PERIOD AS OF MARCH 31, 2003
                                                ---------------------------------------------------------
                                                              LESS THAN        1-3       4-5     AFTER 5
   CONTRACTUAL OBLIGATIONS                         TOTAL       1 YEAR         YEARS     YEARS     YEARS
---------------------------------------------------------------------------------------------------------
LONG-TERM DEBT: CONVERTIBLE DEBENTURES (1)          84,000                                        84,000
---------------------------------------------------------------------------------------------------------
LONG-TERM DEBT: CONVERTIBLE NOTES (2)              716,000                   716,000
---------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT:  NOTES PAYABLE (3)                677,000      677,000
---------------------------------------------------------------------------------------------------------
OPERATING LEASES-SHORT & LONG TERM                  43,000       20,000       19,000    4,000
---------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT (4)                                308,000      308,000
---------------------------------------------------------------------------------------------------------
UNCONDITIONAL PURCHASE OBLIGATIONS (5)             814,000      814,000
---------------------------------------------------------------------------------------------------------
OTHER LONG-TERM OBLIGATIONS                        195,000      195,000
---------------------------------------------------------------------------------------------------------
TOTALS                                           2,837,000    2,014,000      735,000    4,000     84,000
---------------------------------------------------------------------------------------------------------

     1. The Convertible Debentures mature in ten (10) years with 8% interest per annum. We expect them to (but there can be no assurance) be converted to common stock prior to maturity.

     2. The Convertible Notes mature in two (2) years with 8% interest per annum. We expect (but there can be no assurance) that they will be converted to common stock prior to maturity and /or repurchased by us; however, we presently lack the funds to repurchase any of said notes.

     3. The Term Loan bears a simple interest at 8% per annum. We have granted the term loan holders a security interest in the Bristol Myers Squibb lawsuit.

     4. $298,000 is due in September 2003 but we expect to extend this note at that time for another twelve-month period.

     5. This consists of Accounts Payable and accrued payroll for the end of March 31, 2003.

We also have a line of credit with the Bank of New York with borrowings of $55,000 against a $55,000 line-of-credit bearing interest at the rate of 6.25% per annum as of March 31, 2003.

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

ITEM 3.   CONTROL AND PROCEDURES
          ----------------------

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report as well as to safeguard assets from unauthorized use or disposition. However, no cost effective internal control system will preclude all errors and irregularities, and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities that we do not control or manage. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer and chief financial officer, within 90 days prior to the filing date of the report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings

In April 2003 Dorsey & Whitney LLP, a Minnesota limited liability partnership filed a complaint for attorneys' fees/costs due under account stated and for breach of contract with the United States District Court for the district of Washington at Seattle. They are seeking over $270,000 in past due fees. We are reviewing the matter and intend to vigorously fight this claim. Dorsey & Whitney LLP were one of our legal representatives in connection with the M.D. Anderson case. In March 2003 the U.S. District Court for the Southern District of Texas dismissed the case.

Item 2.   Changes in Securities

During the quarter covered by this report, we issued a total of 7,453,576,765 shares of our Common Stock to holders of convertible debt in connection with the conversion of such indebtedness. The amount of indebtedness converted as a result of such transactions was $514,723. We did not use the services of any finders or securities broker-dealers in connection with these transactions. We believe that all shares issued in the above transactions are exempt from registration under the Securities Act by virtue of Section 3(a)(9) of the Securities Act and/or Regulation D promulgated thereunder.

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders

On or about March 12, 2003, we delivered to stockholders an Information Statement which disclosed information concerning two matters as to which we had received approval of our stockholders by consent, namely a proposed reverse stock split and a proposed amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock. The Information Statement was filed with the Securities and Exchange Commission on March 12, 2003. We make reference to this Information Statement for further information concerning these matters.

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               XECHEM INTERNATIONAL, INC.

               Date:  May 15, 2003


                                        /s/ Ramesh C. Pandey
                                        -----------------------------
                                        Ramesh C. Pandey, Ph.D.
                                        President/Chief Executive Officer

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

Date:  May 15, 2003

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

Date:  May 15, 2003

/s/ Ramesh C. Pandey Ph D
-------------------------
Name: Ramesh C. Pandey Ph D

Chief Financial Officer See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.