Form 10QSB
period 2003-06-30
XECHEM INTERNATIONAL INC
filed 2003-08-19
CIK 919611

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 2003
                               -------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

For Quarter Ended ___________________   Commission File Number  0-23788
                                                                ----------------

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

                                 Yes [X] No [ ]

Number of shares outstanding of the issuer's common stock, as of August 19, 2003 was 6,834,352 shares.

Transitional Small Business Disclosure Format

                                 Yes [ ] No [X]

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.
                                                                        --------

Part I.   Financial Information

Item 1.   Consolidated Balance Sheets as of
             June 30, 2003 [Unaudited] and December 31, 2002...........        3

          Consolidated Statements of Operations
             For the three month period from April 1, 2003 and 2002 to
             June 30, 2003 and 2002 and for the six month period ended
             June 30, 2003 and 2002 and for the period from March 15,
             1990 (inception) to June 30, 2003 [Unaudited] ............        4

          Consolidated Statement of Stockholders' Equity for the
             six months ended June 30, 2003 [Unaudited]................        5

          Consolidated Statements of Cash Flows
             For the six month period from January 1, 2003 and 2002 to
             June 30, 2003 and 2002 and for the period from March 15,
             1990 (inception) to June 30, 2003 [Unaudited] ............    6 - 7

          Notes to Consolidated Financial Statements...................   8 - 12

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations  ...........  13 - 18

Part II.  Other Information ...........................................  19 - 20

          Signatures...................................................       21

          Exhibits.....................................................  22 - 24

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,
                                                                       JUNE 30, 2003         2002
                                                                        ------------     ------------
                                                                         (Unaudited)
CURRENT ASSETS
   Cash                                                                 $     21,000     $    135,000
   Accounts Receivable                                                        19,000           22,000
   Inventory                                                                   5,000            5,000
   Prepaid expenses and other current assets                                  13,000            1,000
                                                                        -----------------------------

   TOTAL CURRENT ASSETS                                                       58,000          163,000

 Equipment, less accumulated depreciation of $1,219,000
    (2003) and $1,185,000 (2002)                                             377,000          382,000
 Leasehold improvements, less accumulated amortization
    of $671,000 (2003) and $637,000 (2002)                                   344,000          378,000
 Deposits                                                                     45,000           45,000
                                                                        -----------------------------

                                                                        $    824,000     $    968,000
                                                                        =============================

CURRENT LIABILITIES
   Accounts payable                                                     $    757,000     $    637,000
   Accrued expenses to related parties                                       550,000          515,000
   Accrued expenses to others                                                250,000          211,000
   Payable bank                                                               55,000           55,000
   Loans payable to related party                                            526,000          493,000
   Notes payable                                                           1,007,000               --
   Other current liabilities                                                  42,000           42,000
                                                                        -----------------------------

     TOTAL CURRENT LIABILITIES                                             3,187,000        1,953,000
                                                                        -----------------------------

NOTES PAYABLE-RELATED PARTIES                                                409,000          384,000
CONVERTIBLE NOTES: NET OF DISCOUNT                                           517,000        1,308,000
CAPITAL LEASES: LONG TERM                                                     15,000           18,000
CONVERTIBLE DEBENTURES                                                        84,000          144,000
                                                                        -----------------------------

TOTAL LIABILITIES                                                          4,212,000        3,807,000
                                                                        -----------------------------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)
   Class A voting preferred stock,$ .00001 par value, 2,500 shares
     authorized; 2,500 shares issued and outstanding (2003 and 2002)              --               --
   Class B 8% preferred stock,$ .00001 par value, 1,150 shares
     authorized; none outstanding                                                 --               --
   Class C preferred stock,$ .00001 par value, 49,996,350
     shares authorized; 227,979 issued and outstanding in
     (2003) and 41,639 issued and outstanding in (2002)                           --               --
   Common stock,$.00001 par value, 9,950,000,000 shares authorized;
     3,342,000(2003) and 1,977,705,000(2002)  issued and outstanding               0           20,000
   Unearned compensation expense                                             (20,000)        (158,000)
   Additional paid in capital                                             37,647,000       37,106,000
   Deficit accumulated during development stage                          (41,015,000)     (39,807,000)
                                                                        -----------------------------

   TOTAL STOCKHOLDERS EQUITY (DEFICIT)                                    (3,388,000)      (2,839,000)
                                                                        -----------------------------

                                                                        $    824,000     $    968,000
                                                                        =============================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                              MARCH 15 1990
                                                                                                              -------------
                                                 THREE MONTHS ENDED                SIX MONTHS ENDED        (DATE OF INCEPTION)
                                                 ------------------                ----------------        -------------------
                                                      JUNE 30                           JUNE 30                 TO JUNE 30
                                                      -------                           -------                 ----------
                                               2003             2002             2003             2002             2003
                                           ------------     ------------     ------------     ------------     ------------
REVENUES:                                       107,000          107,000          230,000          151,000        1,859,000

EXPENSES:
   Research and development                     194,000          170,000          374,000          311,000       11,024,000
   General and administrative                   436,000          539,000          929,000          851,000       15,970,000
   Writedown of inventory
      & intangibles                                  --               --               --               --        1,856,000
                                           --------------------------------------------------------------------------------
                                                630,000          709,000        1,303,000        1,162,000       28,850,000
                                           ================================================================================

   LOSS FROM OPERATIONS                        (523,000)        (602,000)      (1,073,000)      (1,011,000)     (26,991,000)
                                           --------------------------------------------------------------------------------

OTHER INCOME(EXPENSE) - NET:

   Interest Expense - Related Party             (11,000)         (11,000)         (22,000)         (22,000)      (8,891,000)

   Interest Expense                             (33,000)        (260,000)        (110,000)        (332,000)      (6,914,000)

   Other(net)                                                         --           (3,000)              --          186,000
                                           --------------------------------------------------------------------------------
                                                (44,000)        (271,000)        (135,000)        (354,000)     (15,619,000)
                                           --------------------------------------------------------------------------------

NET LOSS BEFORE INCOME TAXES               $   (567,000)    $   (873,000)    $ (1,208,000)    $ (1,365,000)    $(42,610,000)

   Sale of New Jersey net operating
    loss carryforwards                               --               --               --               --        1,595,000

   NET LOSS                                $   (567,000)    $   (873,000)    $ (1,208,000)    $ (1,365,000)    $(41,015,000)
                                           ================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE    $      (0.18)    $      (4.62)    $      (0.46)    $      (7.94)
                                           ===============================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                            3,210,000          189,000        2,651,000          172,000
                                           ===============================================================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                    CONDENSED

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                     Unearned         Additional         During
                                             Number of shares                      Compensation         Paid-In        Development
                                                  issued           Par value          Expense           Capital           Stage
                                               ------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2002                  1,977,705,000     $      20,000     $    (158,000)    $  37,106,000    $ (39,807,000)

Shares issued upon conversion of
   notes @ an avg of $ .0002 per share         1,265,987,000            12,000                             244,000

Shares issued upon conversion of
   notes @ an avg of $ .00006 per share        2,915,256,000            29,000                             142,000

Shares issued upon conversion of
   notes & debentures @ $ .000025 per share    3,272,334,000            33,000                              51,000

Reverse split                                 (9,428,138,000)          (94,000)                             94,000

Shares issued upon conversion of
   notes @ an avg of $ .055 per share                 63,000                --                               3,000

Shares issued upon conversion of
   notes @ an avg of $ .03 per share                 135,000                --                               4,000

Amortization of unearned stock compensation                                                                138,000

Amortization of benificial conversions                                                                       3,000

  Net loss for the six months ended
     June 30, 2003 (Unaudited)                                                                                           (1,208,000)
                                               ------------------------------------------------------------------------------------

BALANCES AT JUNE 30, 2003                          3,342,000     $          --     $     (20,000)    $  37,647,000    $ (41,015,000)
                                               ====================================================================================

See notes to consolidated financial statements

              XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                   (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                                                          March 15, 1990
                                                                                       (date of inception)
                                                           Six Months ended June 30,        to June 30,
                                                         ----------------------------------------------
                                                             2003             2002             2003
                                                         ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                             $ (1,208,000)    $ (1,365,000)    $(41,015,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                             33,000           86,000        1,120,000
      Amortization                                             34,000           40,000          843,000
      Amortization of beneficial conversions                       --               --       453,000.00
      Amortization of warrants issued                              --          399,000        79,000.00
      Stock options issued                                         --               --       160,000.00
      Unearned compensation                                   138,000               --       264,000.00
      Interest and compensation expense in connection              --               --
        with issuance of equity securities                     40,000               --       18,633,000
      Write down of inventories                                    --               --        1,339,000
      Write down of patents                                        --               --          517,000
      Loss on investment in related party                          --               --           89,000

    Changes in operating assets and liabilities
      (Increase) decrease in:
        Accounts receivable-Net Operating Loss                     --          452,000               --
        Accounts receivable                                     3,000         (225,000)         (19,000)
        Inventories                                                --               --       (1,339,000)
        Prepaid expenses and other current assest             (12,000)         (39,000)         115,000
        Other                                                      --               --          (20,000)
      Increase (decrease) in:
        Accounts payable                                      120,000         (260,000)         780,000
        Other current liabilities                                  --          (29,000)         (34,000)
        Accrued expenses                                       74,000           38,000          802,000
                                                         ----------------------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES              $   (778,000)    $   (903,000)    $(17,233,000)
                                                         ----------------------------------------------

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (continued)

                                                                                             March 15, 1990
                                                                                          (date of inception)
                                                              Six Months ended June 30,        to June 30,
                                                            ----------------------------------------------
                                                                2003             2002             2003
                                                            ------------     ------------     ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                    $   (778,000)    $   (903,000)    $(17,233,000)
                                                            ----------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Patent issuance costs                                             --               --         (548,000)
    Purchases of equipment and leasehold improvements            (30,000)         (12,000)      (2,131,000)
    Investment in unconsolidated entity and others                    --         (115,000)         (23,000)
    Other                                                             --               --           (8,000)
                                                            ----------------------------------------------

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:              (30,000)        (127,000)      (2,710,000)
                                                            ----------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Proceeds from related party loans                             58,000           70,000        2,113,000
    Proceeds from notes payable - others                         640,000        1,305,000        2,446,000
    Proceeds from short term loans                                    --           45,000        4,166,000
    Capital contribution                                              --               --           95,000
    Net payments on capital leases                                (4,000)          (4,000)         (11,000)
    Payments on interim loans                                         --          (85,000)        (608,000)
    Payments on notes payable - others                                --          (54,000)        (579,000)
    Payments on stockholder loans                                     --               --         (572,000)
    Proceeds from issuance of capital stock                           --           30,000       12,914,000
                                                            ----------------------------------------------

    NET CASH FLOWS FROM (USED IN)  FINANCING ACTIVITIES:         694,000        1,307,000       19,964,000
                                                            ----------------------------------------------

    NET CHANGE IN CASH                                          (114,000)         277,000           21,000
CASH, BEGINNING OF PERIOD                                        135,000          241,000                0
                                                            ----------------------------------------------
CASH, END OF PERIOD                                         $     21,000     $    518,000     $     21,000
                                                            ==============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
      Interest paid - related party                         $     22,000     $     22,000     $    273,000
                                                            ==============================================
      Interest paid - other                                 $      2,000     $      3,000     $    178,000
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

[1]  SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared assuming Xechem International, Inc. and its subsidiaries will continue as a going concern. We have suffered recurring losses from operations and have a net capital deficiency that raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Significant accounting policies and other matters relating to us and our wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc., XetaPharm, Inc. Xechem (India) Pvt. Ltd. and Xechem Pharmaceuticals Nigeria Limited, are set forth in the financial statements for and as of the year ended December 31, 2002 included in our Form 10-KSB, as filed with the Securities and Exchange Commission.

[2]  BASIS OF REPORTING

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our consolidated financial position at June 30, 2003 and the consolidated results of its operations for the three months ended June 30, 2003 and 2002 and for the cumulative period from March 15, 1990 (date of inception) to June 30, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-KSB for the year ended December 31, 2002. The results of operations for the six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for a full year.

As a result of our net losses through December 31, 2002 and accumulated deficit since inception, our auditors, in their report on our financial statements for the year ended December 31, 2002, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of June 30, 2003 as we have less then three months cash on hand at our current expenditure rate. Our research and development activities and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

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

[3]  NOTES AND LOANS PAYABLE

As of June 30, 2003, we had outstanding $709,000 of convertible notes plus $61,000 of accrued interest thereon, which notes are convertible into common stock, par value $0.00001 per share, at fifty percent (50%) of the closing bid price of our common stock from time to time, and maturing May 23, 2004. We also have outstanding convertible debentures of $84,000 with accrued interest of $10,000.

A second tranche of convertible debentures aggregating $367,000 at December 31, 2002 was increased by an additional funding of $640,000 by certain investors during the six months ended June 30, 2003, which debentures were converted to a term loan bearing simple interest at 8% per annum, due on the earliest to occur of the settlement, dismissal or final adjudication of the Bristol Myers Squibb lawsuit (the "BMS Lawsuit), plus additional interest equal to forty percent (40%) with respect to the BMS Lawsuit, subject to an adjustment factor of the net recovery to us (after deduction of legal fees and costs). The adjustment factor will be pro rated to the extent that aggregate advances under the term loan are less than $850,000 (e.g., if only 90% funded, then lenders would share in 36% of net recovery). We have granted the term loan holders a security interest in the BMS lawsuit. (see Note 4)

In addition, we received a $10,000 loan from a related party during the quarter ended March 31, 2003, bearing interest at 8% per annum and maturing January 2004. During the second quarter of 2003, we received additional unsecured funding from related parties of $48,000.

We are obligated under the terms of the convertible notes to maintain sufficient authorized, unissued shares of common stock as would enable us to issue common stock upon conversion of the notes, and we are obligated to register the shares of common stock into which the convertible notes are convertible. On April 9, 2003, we amended our certificate of incorporation to authorize the issuance of additional shares of common stock to enable us to meet this obligation. As of June 30, 2003 we have not filed a registration statement to register the shares into which the notes are convertible. In May 2003, we had a reverse split of 3000 to 1.

During the first six months of 2003, Notes Payable with $424,381 of principal and $30,344 of accrued interest were converted into 1,782,311 (post-split) shares of our common stock, par value $.00001 per share. In March 2003, debentures with principal of $60,000 and $7,506 of accrued interest were converted into 900,087 shares (post-split) of our common stock, par value $.00001 per share.

[4]  LEGAL PROCEEDINGS

On March 17, 2003, we filed an anti-trust lawsuit against Bristol-Myers Squibb (NYSE: BMY) to secure damages, injunctive and other equitable relief for Bristol-Myers Squibb's violations of federal and state antitrust laws. The case, filed in the United States District Court, Northern District of Illinois, arises out of Bristol-Meyers Squibb's allegedly unlawful maintenance of a monopoly over the United States market for paclitaxel based anti-cancer drugs and conspiracy to further its monopoly. Our lawsuit alleges that Bristol-Myers Squibb is liable for violation of Section 2 of the Sherman Act (15 USC 2). We are seeking an award in damages in the sum of at least $50 million dollars and said damages to be trebled to at least $150 million dollars. On July 1, 2003, the court dismissed our complaint. We have asked the court to reconsider its ruling and to re-instate

On March 2, 2000, we filed a complaint in the United States District Court for the District of New Jersey (subsequently transferred to the U.S. District Court for the Southern District of Texas) against the University of Texas M.D. Anderson Cancer Center and the Board of Regents of the University of Texas, as defendants. This complaint was for declaratory judgment against the defendants in connection with a certain Patent and Technology License Agreement dated August 18, 1997 (the "License Agreement"), which was the outgrowth of a Sponsored Laboratory Study Agreement dated December 12, 1995. The License Agreement granted to us certain exclusive worldwide rights to use, license and sublicense patented technology related to a new formulation for the delivery of paclitaxel. The M.D. Anderson Cancer Center sent a letter to our counsel seeking to terminate the License Agreement. This letter also contained a counterproposal to us, which we rejected, and we also rejected the claim that the License Agreement should be terminated. The defendants delivered a termination letter to us purporting to terminate the License Agreement on the basis of the claim that we were "insolvent." This alleged insolvency was based upon 1998 financial records. We stated in our complaint that we were currently solvent and denied the claim that we were insolvent in 1998. We have made all required payments to the M.D. Anderson Cancer Center pursuant to the License Agreement. In March 2003, the U.S. District Court for the Southern District of Texas dismissed our complaint.

In April 2003 Dorsey & Whitney LLP, a Minnesota limited liability partnership filed a complaint for attorneys' fees/costs due under account stated and for breach of contract with the United States District Court for the district of Washington at Seattle. They are seeking over $270,000 in past due fees. In March 2003 the U.S. District Court for the Southern District of Texas dismissed our complaint. We are finalizing settlement of this lawsuit by entering into a consent judgment for $200,000, which may or may not be executed upon the first anniversary date of the settlement date, and secured by the remaining net proceeds of the Bristol Myers Squibb lawsuit. We expect to sign the settlement papers shortly.

[5]  NET LOSS PER SHARE

Net loss per share was calculated using the weighted average number of common shares outstanding. For the six months ended June 30, 2003 and 2002, stock options and warrants respectively have been excluded from the calculation of diluted loss per share, as they are antidilutive.

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

Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. No options were granted during the six months ended June 30, 2003.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                           QUARTER ENDED

                                                      JUNE 30,        JUNE 30,
                                                    ---------------------------
                                                        2003            2002
                                                    -----------     -----------
Net loss, as reported                               $(1,208,000)    $(1,365,000)

Stock-based employee compensation expense under
   fair value method, net of related tax effects        (10,000)        (10,000)
                                                    -----------     -----------
Pro forma net loss                                  $(1,218,000)    $(1,375,000)
                                                    ===========     ===========

Loss per share:
   Basic and diluted, as reported                   $     (0.46)    $     (7.94)
                                                    ===========     ===========
   Basic and diluted, pro forma                     $     (0.46)    $     (7.99)
                                                    ===========     ===========

[7]  STOCK

The Board of Directors has approved a one share for 3,000 share reverse split of its shares of Common Stock. A reverse split was previously approved by holders of a majority of Xechem's voting stock, subject to the Board setting the amount of the split. All documentation was finalized to affect the reverse split, and the first day of trading, post split, was May 28, 2003.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.1

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

Results of Operations
---------------------

The Six months Ended June 30, 2003 vs. The Six months Ended June 30, 2002

The following table sets forth certain statement of operations data for the cumulative period from inception (March 15, 1990) to June 30, 2003 and for each of the six months ended June 30, 2003 and June 30, 2002.

                                                                     CUMULATIVE
                                             SIX MONTHS ENDED       INCEPTION TO
                                                  JUNE 30,            JUNE 30,
                                             2003          2002          2003
                                          ---------     ---------     ---------
                                               (in thousands)

Revenue                                   $     230     $     151     $   1,859

Research And Development Expense          $     374     $     311     $  11,024

General And Administrative Expenses       $     929     $     851     $  15,970

Writedown Of Inventory And Intangibles    $      --     $      --     $   1,856

Loss From Operations                      $  (1,073)    $  (1,011)    $ (26,991)

Other Income (Expense)                    $    (135)    $    (354)    $ (15,619)

Net Loss                                  $  (1,208)    $  (1,365)    $ (41,015)

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

Revenue
-------

We had revenues of $230,000 for the six months ended June 30, 2003, an increase of $79,000 or 52% as compared to the six months ended June 30, 2002. This represents approximately $170,000 in lab service fees, which represented a $35,000 increase from a discontinued customer, $53,000 in consulting fees, which represented a $44,000 increase, which we expect to continue, and $7,000 in product sales by our subsidiary XetaPharm Inc.

Research and Development
------------------------

Our research and development expenditures were made in conjunction with the development of compounds to make niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures increased by $63,000 to $374,000 or approximately 20% primarily from expenses arising from start-up costs associated with our Nigerian sickle cell drug Nicosan(TM) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

Expenditures for research and development increased during the second quarter of 2003. We anticipate this trend to continue due to our plan to bring Nicosan(TM) to the Nigerian market during 2003. New hires and increased activity should continue to increase for the remainder of the year. We believe that increased research and development expenditures could significantly hasten the development of our sickle cell drugs as well as their marketability.

General and Administrative
--------------------------

General and administrative expenses increased $78,000 or less then 1% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

Interest expense to non-related parties decreased approximately $222,000 for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 primarily relating to a decrease in beneficial conversions of debentures and convertible notes payable.

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

Liquidity and Capital Resources; Plan of Operations
---------------------------------------------------

On June 30, 2003, we had cash and cash equivalents of $21,000, negative working capital of $2,363,000 and negative stockholder's equity of $3,388,000.

As a result of our net losses through December 31, 2002 and accumulated deficit since inception, our accountants, in their report on our financial statements for the year ended December 31, 2002, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of June 30, 2003 as we have less then three months cash on hand at our current expenditure rate. Our research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

A second tranche of convertible debentures aggregating $367,000 at December 31, 2002 was increased by an additional funding of $640,000 by certain investors during the six months ended June 30, 2003, which debentures were converted to a term loan bearing simple interest at 8% per annum, due on the earliest to occur of the settlement, dismissal or final adjudication of the Bristol Myers Squibb lawsuit (the "BMS Lawsuit), plus additional interest equal to forty percent (40%) with respect to the BMS Lawsuit, subject to an adjustment factor of the net recovery to us (after deduction of legal fees and costs). The adjustment factor will be pro rated to the extent that aggregate advances under the term loan are less than $850,000 (e.g., if only 90% funded, then lenders would share in 36% of net recovery). We have granted the term loan holders a security interest in the BMS lawsuit.

In addition, we received a $10,000 loan from a related party during the quarter ended March 31, 2003, bearing interest at 8% per annum and maturing January 2004. During the second quarter of 2003 we received additional unsecured funding from related parties of $48,000.

We lease our facilities on a month-to-month basis, a new long-term lease is currently under negotiations and we expect to finalize our new lease as soon as possible. In 1996, Dr. Pandey purchased a 25% beneficial ownership in the lessor as a limited partner in such entity, which may be deemed to be an affiliate of Dr. Pandey.

As of June 30 2003, we are approximately $134,000 in arrears to our landlord and we are occupying more space than is stated in our current lease. We have received letters from our landlord to potentially terminate our lease. Presently we are in the process of renegotiating the lease to rectify the issue regarding uncharged space and to extend the term of the lease. We do not foresee any major problems with finalizing the new lease in a timely fashion. If we are unable to obtain a new lease our operations will be severely impacted

We are currently seeking additional capital, marketing partners, joint ventures or strategic alliance agreements both in the United States and abroad. We are actively pursuing numerous prospects.

We have expended and plan to continue to expend substantial funds in connection with the research and development of its products. As a result of these expenditures, and even with revenues anticipated from of sales of nutraceutical, lab fees and consulting revenues, we anticipate that losses will continue for the foreseeable future. As of June 30, 2003 we have less than three months of cash on hand at our current expenditure rate.

     Our planned activities will require the addition of new personnel, including management, and the continued development of expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Further, if we receive regulatory approval for any of our products in the United States or elsewhere, we will incur substantial expenditures to develop our manufacturing, sales and marketing capabilities and/or subcontract or joint venture these activities with others. There can be no assurance that we will ever recognize revenue or profit from any such products. In addition, we may encounter unanticipated problems, including developmental, regulatory, manufacturing or marketing difficulties, some of which may be beyond our ability to resolve. We may lack the capacity to produce our products in-house and there can be no assurances that we will be able to locate suitable contract manufacturers or be able to have them produce products at satisfactory prices

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

--------------------------------------------------------------------------------------------------------
                                                      PAYMENTS DUE BY PERIOD AS OF JUNE 30, 2003
                                             -----------------------------------------------------------
                                                            LESS THAN       1-3       4-5     AFTER 5
           CONTRACTUAL OBLIGATIONS                TOTAL       1 YEAR       YEARS     YEARS     YEARS
--------------------------------------------------------------------------------------------------------
LONG-TERM DEBT: CONVERTIBLE DEBENTURES (1)         84,000                                        84,000
--------------------------------------------------------------------------------------------------------
LONG-TERM DEBT: CONVERTIBLE NOTES (2)             709,000                   709,000
--------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT:  NOTES PAYABLE (3)             1,007,000    1,007,000
--------------------------------------------------------------------------------------------------------
OPERATING LEASES-SHORT & LONG TERM                 38,000       21,000       15,000   2,000
--------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT (4)                               308,000      308,000
--------------------------------------------------------------------------------------------------------
UNCONDITIONAL PURCHASE OBLIGATIONS (5)            787,000      787,000
--------------------------------------------------------------------------------------------------------
OTHER LONG-TERM OBLIGATIONS                       218,000      218,000
--------------------------------------------------------------------------------------------------------
TOTALS                                          3,151,000    2,341,000      724,000   2,000      84,000
--------------------------------------------------------------------------------------------------------

1. The Convertible Debentures mature in ten (10) years with 8% interest per annum. We expect them to (but there can be no assurance) be converted to common stock prior to maturity.
2. The Convertible Notes mature in two (2) years with 8% interest per annum. We expect (but there can be no assurance) that they will be converted to common stock prior to maturity and /or repurchased by us; however, we presently lack the funds to repurchase any of said notes.
3. The Term Loan bears a simple interest at 8% per annum. We have granted the term loan holders a security interest in the Bristol Myers Squibb lawsuit.
4. $298,000 is due in September 2003 but we expect to extend this note at that time for another twelve-month period.
5. This consists of Accounts Payable and accrued payroll for the end of June 30, 2003.

We also have a line of credit with the Bank of New York with borrowings of $55,000 against a $55,000 line-of-credit bearing interest at the rate of 6.00% per annum as of June 30, 2003.

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

PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings

In April 2003 Dorsey & Whitney LLP, a Minnesota limited liability partnership filed a complaint for attorneys' fees/costs due under account stated and for breach of contract with the United States District Court for the district of Washington at Seattle. They are seeking over $270,000 in past due fees. We are reviewing the matter and intend to vigorously fight this claim. Dorsey & Whitney LLP were one of our legal representatives in connection with the M.D. Anderson case. In March 2003 the U.S. District Court for the Southern District of Texas dismissed our complaint. We are finalizing settlement of this lawsuit by entering into a consent judgment for $200,000, which may or may not be executed upon the first anniversary date of the settlement date, and secured by the remaining net proceeds of the Bristol Myers Squibb lawsuit. We expect to sign the settlement papers shortly.

Item 2.   Changes in Securities

During the quarter covered by this report, we issued a total of 10,782,398 shares (post-split) of our Common Stock to holders of convertible debt in connection with the conversion of such indebtedness. The amount of indebtedness converted as a result of such transactions was $522,231. We did not use the services of any finders or securities broker-dealers in connection with these transactions. We believe that all shares issued in the above transactions are exempt from registration under the Securities Act by virtue of Section 3(a)(9) of the Securities Act and/or Regulation D promulgated thereunder.

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          a.   31(a) Certificate of Chief Executive Officer

                 (b) Certificate Chief Financial Officer

               32 Certificate  of Chief  Executive  Officer and Chief  Financial
                  Officer


          b.   Reports filed on form 8-K

               We filed a Report on Form 8-K on June 2, 2003 where we disclosed information in Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          XECHEM INTERNATIONAL, INC.


          Date: August 19, 2003


                                        /s/  Ramesh C. Pandey
                                        ----------------------------------
                                        Ramesh C. Pandey, Ph.D.

                                        President/Chief Executive Officer