Form 10QSB
period 2003-09-30
XECHEM INTERNATIONAL INC
filed 2003-11-14
CIK 919611

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              SEPTEMBER 30, 2003
                               -------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
For Quarter Ended                          Commission File Number     0-23788
                  ----------------------                          --------------

                           Xechem International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                 22-3284803
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswick, NJ         08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code        (732) 247-3300
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

                                 Yes [X] No [ ]

Number of shares outstanding of the issuer's common stock, as of November 13, 2003 was 27,066,767 shares.

Transitional Small Business Disclosure Format

                                 Yes [ ] No [X]

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.
                                                                        --------

Part I.    Financial Information

Item 1.    Consolidated Balance Sheets as of
              September 30, 2003 [Unaudited] and December 31, 2002...... 3

           Consolidated Statements of Operations
              For the three month period from July 1, 2003 and 2002
              to September 30, 2003 and 2002 and for the nine month
              period ended September 30, 2003 and 2002 and for the period from March 15,1990 (inception) to September 30,
              2003 [Unaudited] ......................................... 4

           Consolidated Statement of Stockholders' Equity for the
              nine months endedSeptember 30, 2003 [Unaudited]........... 5

           Consolidated Statements of Cash Flows
              For the nine month period from January 1, 2003 and
              2002 to September 30, 2003 and 2002 and for the period
              from March 15,1990 (inception) to September 30, 2003
              [Unaudited] .............................................. 6 - 7

           Notes to Consolidated Financial Statements................... 8 - 14

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations ............ 15 - 20

Part II.   Other Information ........................................... 21

           Signatures................................................... 22

           Exhibits..................................................... 23 - 25

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                          -------------    ------------
                                                              2003             2002
                                                              ----             ----
                                                           (Unaudited)
                                                           -----------
CURRENT ASSETS
   Cash                                                   $      6,000     $    135,000
   Accounts Receivable                                          20,000           22,000
   Inventory                                                     5,000            5,000
   Prepaid expenses and other current assets                    62,000            1,000
                                                          -----------------------------

   TOTAL CURRENT ASSETS                                         93,000          163,000

 Equipment, less accumulated depreciation of
   $1,234,000 (2003) and $1,185,000 (2002)                     365,000          382,000
 Leasehold improvements, less accumulated amortization
   of $688,000 (2003) and $637,000 (2002)                      327,000          378,000
 Deposits                                                       45,000           45,000
                                                          -----------------------------

                                                          $    830,000     $    968,000
                                                          =============================

CURRENT LIABILITIES
   Accounts payable                                       $    840,000     $    637,000
   Accrued expenses to related parties                         568,000          515,000
   Accrued expenses to others                                  315,000          211,000
   Note payable to bank                                         55,000           55,000
   Loans payable to related party                              516,000          493,000
   Notes payable                                                13,000               --
   Convertible notes: Net of discount                          440,000               --
   Other current liabilities                                    37,000           42,000
                                                          -----------------------------

     TOTAL CURRENT LIABILITIES                               2,784,000        1,953,000
                                                          -----------------------------

NOTES PAYABLE                                                1,183,000               --
NOTES PAYABLE-RELATED PARTIES                                  415,000          384,000
CONVERTIBLE NOTES: NET OF DISCOUNT                                  --        1,308,000
CAPITAL LEASES: LONG TERM                                       13,000           18,000
CONVERTIBLE DEBENTURES                                          84,000          144,000
                                                          -----------------------------

TOTAL LIABILITIES                                            4,479,000        3,807,000
                                                          -----------------------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)
   Class A voting preferred stock,$ .00001 par value,
     2,500 shares authorized; 2,500 shares issued and
     outstanding (2003 and 2002)                                    --               --
   Class B 8% preferred stock,$ .00001 par value,
     1,150 shares authorized; none outstanding                      --               --
   Class C preferred stock,$ .00001 par value,
     49,996,350 shares authorized; 227,979 issued and
     outstanding in (2003) and 41,639 issued and
     outstanding in (2002)                                          --               --
   Common stock,$.00001 par value, 9,950,000,000
     shares authorized; 10,924,000 (2003) and
     1,977,705,000 (2002) issued and outstanding                    --           20,000
   Unearned compensation expense                                    --         (158,000)
   Additional paid in capital                               37,898,000       37,106,000
   Deficit accumulated during development stage            (41,547,000)     (39,807,000)
                                                          -----------------------------

   TOTAL STOCKHOLDERS EQUITY (DEFICIT)                      (3,649,000)      (2,839,000)
                                                          -----------------------------

                                                          $    830,000     $    968,000
                                                          =============================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      MARCH 15 1990
                                                                                                                      -------------
                                                                                                                        (DATE OF
                                                                                                                        --------
                                                                                                                        INCEPTION)
                                                                                                                        ----------
                                                            THREE MONTHS ENDED              NINE MONTHS ENDED               TO
                                                            ------------------              -----------------               --
                                                               SEPTEMBER 30                    SEPTEMBER 30            SEPTEMBER 30
                                                               ------------                    ------------            ------------
                                                           2003            2002            2003            2002            2003
                                                           ----            ----            ----            ----            ----
REVENUES:                                              $     50,000    $    165,000    $    280,000    $    316,000    $  1,909,000

EXPENSES:
   Research and development                                 107,000         190,000         481,000         501,000      11,131,000
   General and administrative                               316,000         350,000       1,245,000       1,201,000      16,286,000
   Writedown of inventory
      & intangibles                                              --              --              --              --       1,856,000
                                                       ----------------------------------------------------------------------------
                                                            423,000         540,000       1,726,000       1,702,000      29,273,000
                                                       ----------------------------------------------------------------------------

   LOSS FROM OPERATIONS                                    (373,000)       (375,000)     (1,446,000)     (1,386,000)    (27,364,000)
                                                       ----------------------------------------------------------------------------

OTHER INCOME(EXPENSE) - NET:

   Interest Expense - Related Party                         (11,000)             --         (33,000)        (22,000)     (8,902,000)

   Interest Expense                                        (148,000)       (228,000)       (258,000)       (561,000)     (7,062,000)

   Other(net)                                                                    --          (3,000)          1,000         186,000
                                                       ----------------------------------------------------------------------------
                                                           (159,000)       (228,000)       (294,000)       (582,000)    (15,778,000)
                                                       ----------------------------------------------------------------------------

NET LOSS BEFORE INCOME TAXES                           $   (532,000)   $   (603,000)   $ (1,740,000)   $ (1,968,000)   $(43,142,000)

   Sale of New Jersey net operating
     loss carryforwards                                          --              --              --              --       1,595,000

   NET LOSS                                            $   (532,000)   $   (603,000)   $ (1,740,000)   $ (1,968,000)   $(41,547,000)
                                                       ============================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE                $      (0.07)   $      (2.33)   $      (0.39)   $      (9.80)
                                                       ============================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      8,011,568         259,163       4,437,981         200,831
                                                       ============================================================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                    CONDENSED

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                     Unearned       Additional         During
                                             Number of shares                      Compensation       Paid-In        Development
                                                  issued           Par value          Expense         Capital           Stage
                                               ---------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2002                  1,977,705,000    $       20,000    $    (158,000)  $   37,106,000   $ (39,807,000)

Shares issued upon conversion of notes
  @ an avg of $ .0002 per share                1,265,987,000            12,000                           244,000

Shares issued upon conversion of notes
  @ an avg of $ .00006 per share               2,915,256,000            29,000                           142,000

Shares issued upon conversion of notes
  & debentures @ $ .000025 per share           3,272,334,000            33,000                            51,000

Reverse split                                 (9,428,138,000)          (94,000)                           94,000

Shares issued upon conversion of notes
  @ an avg of $ .06 per share                        789,000                                              47,000

Shares issued upon conversion of notes
  @ an avg of $ .055 per share                        63,000                --                             3,000

Shares issued upon conversion of notes
  @ an avg of $ .03 per share                      6,928,000                --                           208,000

Amortization of unearned stock compensation                                             158,000

Amortization of beneficial conversions                                                                     3,000

  Net loss for the nine months ended
    September 30, 2003 (Unaudited)                                                                                    (1,740,000)
                                              -----------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2003(Unaudited)         10,924,000    $           --    $          --   $   37,898,000   $ (41,547,000)
                                              ==================================================================================

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       March 15, 1990
                                                                                         (date of
                                                             Nine Months ended         inception) to
                                                                September 30,           September 30,
                                                        --------------------------------------------
                                                            2003            2002            2003
                                                            ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                            $ (1,740,000)   $ (1,968,000)   $(41,547,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                            49,000         129,000       1,136,000
      Amortization                                            51,000          51,000         860,000
      Amortization of beneficial conversions                      --              --         453,000
      Amortization of warrants issued                             --              --          79,000
      Stock options issued                                        --              --         160,000
      Unearned compensation                                  158,000              --         284,000
      Interest and compensation expense in connection             --         706,000
        with issuance of equity securities                        --              --      18,593,000
      Write down of inventories                                   --              --       1,339,000
      Write down of patents                                       --              --         517,000
      Loss on investment in related party                         --              --          89,000

    Changes in operating assets and liabilities
     (Increase) decrease in:
        Accounts receivable-Net Operating Loss                    --         452,000              --
        Accounts receivable                                    2,000        (330,000)        (20,000)
        Inventories                                               --              --      (1,339,000)
        Prepaid expenses and other current assest            (61,000)        (45,000)         66,000
        Other                                                     --         (15,000)        (20,000)
      Increase (decrease) in:
        Accounts payable                                     203,000        (344,000)        863,000
        Other current liabilities                             (5,000)        (43,000)        (39,000)
        Accrued expenses                                     340,000          77,000       1,068,000
                                                        --------------------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES               (1,003,000)     (1,330,000)    (17,458,000)
                                                        --------------------------------------------

See notes to consolidated financial statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (continued)

                                                                                         March 15, 1990
                                                                                            (date of
                                                               Nine Months ended         inception) to
                                                                  September 30,           September 30,
                                                          --------------------------------------------
                                                              2003            2002            2003
NET CASH FLOWS FROM OPERATING ACTIVITIES                    (1,003,000)     (1,330,000)    (17,458,000)
                                                          --------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Patent issuance costs                                           --              --        (548,000)
    Purchases of equipment and leasehold improvements          (30,000)        (15,000)     (2,131,000)
    Investment in unconsolidated entity and others                  --        (115,000)        (23,000)
    Other                                                           --              --          (8,000)
                                                          --------------------------------------------

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:            (30,000)       (130,000)     (2,710,000)
                                                          --------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Proceeds from related party loans                           31,000          70,000       2,086,000
    Proceeds from notes payable and convertible notes          879,000       1,305,000       2,685,000
    Proceeds from short term loans                                  --          45,000       4,166,000
    Capital contribution                                            --              --          95,000
    Net payments on capital leases                              (6,000)         (5,000)        (13,000)
    Payments on interim loans                                       --         (85,000)       (608,000)
    Payments on notes payable - others                              --         (54,000)       (579,000)
    Payments on stockholder loans                                   --              --        (572,000)
    Proceeds from issuance of capital stock                         --          30,000      12,914,000
                                                          --------------------------------------------

    NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:        904,000       1,306,000      20,174,000
                                                          --------------------------------------------

    NET CHANGE IN CASH                                        (129,000)       (154,000)          6,000

CASH, BEGINNING OF PERIOD                                      135,000         241,000              --
                                                          --------------------------------------------
CASH, END OF PERIOD                                              6,000          87,000           6,000
                                                          ============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the periods for:
      Interest paid - related party                             33,000          27,000         284,000
                                                          ============================================
      Interest paid - other                                      3,000           3,000         179,000
                                                          ============================================

NONCASH FINANCING AND INVESTING ACTIVITIES
   Exchange of notes receivable for stock                 $         --    $    160,000    $    336,000
                                                          ============================================

   Net assets of Xechem India contributed to capital
     and minority interest                                $         --    $         --    $    118,000
                                                          ============================================

   Liabilities exchanged for preferred and common stock   $         --    $     70,000    $  1,176,000
                                                          ============================================

   Conversion of convertible notes and debentures
     including accrued interest                           $    773,000    $         --    $    773,000
                                                          ============================================

   Transfer convertible notes to notes payable            $    367,000    $         --    $    367,000
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

[2]  BASIS OF REPORTING

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our consolidated financial position at September 30, 2003 and the consolidated results of our operations for the three months from July 1 to September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002 and for the cumulative period from March 15, 1990 (date of inception) to September 30, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-KSB for the year ended December 31, 2002. The results of operations for the nine-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for a full year.

As a result of our net losses through December 31, 2002 and accumulated deficit since inception, our auditors, in their report on our financial statements for the year ended December 31, 2002, included an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern. Our research and development activities and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

We are currently seeking additional capital, marketing partners, joint ventures or strategic alliance agreements both in the United States and abroad. We are actively pursuing several prospects.

We have expended and plan to expend substantial funds for our current and future projects. As a result of these expenditures, and even considering revenues anticipated from nutraceutical sales and lab fees, we anticipate that losses will continue for the foreseeable future.

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

[3]  STOCK-BASED COMPENSATION

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

Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. No options were granted during the nine months ended September 30, 2003.

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


For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                           QUARTER ENDED
                                                           SEPTEMBER 30,
                                                           -------------
                                                       2003             2002
                                                       ----             ----
Net loss, as reported                             $ (1,740,000)    $ (1,968,000)

Stock-based employee compensation expense under
  fair value method, net of related tax effects        (15,000)         (10,000)
Pro forma net loss                                $ (1,755,000)    $ (1,978,000)

Loss per share:
         Basic and diluted, as reported           $      (0.39)    $      (9.85)
         Basic and diluted, pro forma             $      (0.39)    $      (9.85)

[4]  NOTES AND LOANS PAYABLE

As of September 30, 2003, we had approximately $530,000 (before discount of $90,000) outstanding of convertible notes plus approximately $51,000 of accrued interest thereon, which approximately $25,000 of the notes are convertible into common stock, par value $0.00001 per share, at fifty percent (50%) of the lowest closing bid price of our common stock from previous 90 days, and maturing May 23, 2004. Approximately $124,000 of principal and interest were converted in October at a rate of $.03 into approximately 4,145,000 shares. As of November 10, 2003 additional conversions of approximately $15,000 in principal and interest were converted into approximately 6,108,000 shares at a rate of $0.0025. The remainder of the outstanding notes that total $505,000 will be available to convert at the rate of $0.0025. (See Note 8, Subsequent Events.) We also have outstanding convertible debentures of $84,000 with accrued interest of $10,000.

A second tranche of convertible debentures aggregating $367,000 at December 31, 2002 was increased by an additional funding of $829,000($58,000 of which was received from related parties) by certain investors during the nine months ended September 30, 2003, which debentures were converted to a term loan bearing simple interest at 8% per annum, due on the earliest to occur of the settlement, dismissal or final adjudication of the Bristol Myers Squibb lawsuit (the "BMS Lawsuit), plus additional interest equal to forty percent (40%) with respect to the BMS Lawsuit, subject to an adjustment factor of the net recovery to us (after deduction of legal fees and costs). We have granted the term loan holders a security interest in the BMS lawsuit. (See Note 5, Legal Proceedings) These notes will be due on the later of 18 months from the date of the Note Purchase Agreement (See Note 8, Subsequent Events) or final disposition of the Bristol Myers Squibb lawsuit (provided that the additional interest, if any, as referenced above, will be due on disposition of the lawsuit).

We are obligated under the terms of the convertible notes to maintain sufficient authorized, unissued shares of common stock as would enable us to issue common stock upon conversion of the notes, and we are obligated to register the shares of common stock into which the convertible notes are convertible. On April 9, 2003, we amended our certificate of incorporation to authorize the issuance of additional shares of common stock to enable us to meet this obligation. As of September 30, 2003 we have not filed a registration statement to register the shares into which the notes are convertible. In May 2003, we had a reverse split of 3000 to 1 with respect to our common stock.

During the first nine months of 2003 we converted approximately $773,000 of Notes Payable and Debentures, which included accrued interest into approximately 10,250,000 shares (post-split) of our common stock, par value $.00001 per share.

[5]  LEGAL PROCEEDINGS

On March 17, 2003, we filed an anti-trust lawsuit against Bristol-Myers Squibb (NYSE: BMY) to secure damages, injunctive and other equitable relief for Bristol-Myers Squibb's violations of federal and state antitrust laws. The case, filed in the United States District Court, Northern District of Illinois, arises out of Bristol-Meyers Squibb's allegedly unlawful maintenance of a monopoly over the United States market for paclitaxel based anti-cancer drugs and conspiracy to further its monopoly. Our lawsuit alleges that Bristol-Myers Squibb is liable for violation of Section 2 of the Sherman Act (15 USC 2). We are seeking an award in damages in the sum of at least $50 million dollars and said damages to be trebled to at least $150 million dollars. On July 1, 2003, the court dismissed our complaint. We have asked the court to reconsider its ruling and to re-instate the complaint. The court has not yet ruled on our motion for reconsideration.

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

In April 2003 Dorsey & Whitney LLP, a Minnesota limited liability partnership filed a complaint for attorneys' fees/costs due under account stated and for breach of contract with the United States District Court for the district of Washington at Seattle. They were seeking over $270,000 in past due fees. On August 25, 2003, we entered into a consent judgment for $200,000, which may or may not be executed upon the first anniversary date of the settlement date, and secured by the remaining net proceeds of the Bristol Myers Squibb lawsuit not securing the lenders secured on the matter. As of September 30, 2003 we have accrued approximately $270,000 in connection with this matter.

[6]  NET LOSS PER SHARE

Net loss per share was calculated using the weighted average number of common shares outstanding. For the nine months ended September 30, 2003 and 2002, stock options and warrants respectively have been excluded from the calculation of diluted loss per share, as they are antidilutive.

[7]  COMMON STOCK - REVERSE SPLIT

The Board of Directors has approved a one share for 3,000 share reverse split of our shares of Common

Stock. A reverse split was previously approved by holders of a majority of Xechem's voting stock, subject to the Board setting the amount of the split. All documentation was finalized to affect the reverse split, and the first day of trading, post split, was May 28, 2003.

[8]  SUBSEQUENT EVENTS

Agreement to Fund $6,000,000 Unsecured Loan
-------------------------------------------

We have entered into a letter agreement ("Note Purchase Agreement") dated November 11, 2003 with Margie Chassman and designees (the "Investor") to issue $6,000,000 of unsecured promissory notes (the "New Notes") over a 12 month period, to be funded: (I) $700,000 by November 25, 2003; (II) $650,000 by December 24, 2003; (III) $500,000 per month for January and February, 2004; (IV) $450,000 for March, April and May, 2004; (V) $400,000 for June, July, August, September and October, 2004; and (VI) $300,000 for November, 2004. The loans for 2004 are due on the first business day of the month, subject to a 30 day grace period. The New Notes will bear interest at 8% per annum and mature 18 months from the date of the agreement. The funding of the New Notes was conditioned upon satisfaction and subject to all of other matters discussed below and execution of definitive documents consistent with the letter agreement.

Recapitalization of Company
---------------------------

We had previously issued a series of convertible notes (the "Convertible Notes") that were convertible into our common stock at a conversion rate equal to 50% of the lowest bid price of our stock for the 30-day period immediately preceding the date of conversion. The Note Purchase Agreement acknowledges that in consideration for $175,000 of pre-closing advances on October 27, 2003, the terms of all Convertible Notes held or subsequently acquired by the Investor on or following October 27, 2003 are to be convertible as to principal plus accrued, unpaid interest at a conversion price of $0.0025 per share. It is estimated that this would result in the issuance of approximately 210,000,000 shares, if all affected Convertible Notes as of October 27, 2003 were converted. The Convertible Notes will continue to be subject to the limitation that the holder not own in excess of 4.9% of our outstanding common stock at any time after giving effect to the conversion.

Warrants
--------

We have agreed to issue warrants ("Warrants") to purchase up to 30,000,000 shares, exercisable at $0.0025 per share to the Investor (with antidilution protection) to be issued immediately, but to be delivered to the Investor pro rata on funding of the New Notes. The Warrants are not exercisable for one year, and will contain both a cashless exercise provision and the ability to credit against the exercise price any accrued unpaid interest and/or principal owing with respect to the New Notes.

Other Rights to Investor
------------------------

We have granted demand and piggyback registration rights to the Investor for the shares of common stock into which the Convertible Notes are convertible and the shares underlying the Warrants.

Penalty for Default
-------------------

The Note Purchase Agreement provides that if the Investor defaults in funding the New Notes within the scheduled time frames and grace periods the conversion rate on the Convertible Notes and Warrants will be increased to $0.04, subject to antidilution adjustment.

Adjustment to BMS Debt
----------------------

The Investor and two related entities hold certain additional notes aggregating $1,183,000 in original principal amount ("BMS Debt"), bearing interest at 8% and secured by an interest in a portion of the proceeds in the Company's lawsuit against Bristol Myers Squibb (which has been dismissed, subject to motion by us for reconsideration). We have agreed to extend the maturity of these notes to the later of 18 months from the date of the Note Purchase Agreement and the date of final determination of the Bristol Myers Squibb lawsuit, after lapse of all rights of appeal, provided that the 40% claim on net recovery of the BMS Debt will be payable in all events when received.

Adjustment to Third-Party Transactions
--------------------------------------

We and the Investor have further agreed that the consummation of the Note Purchase Agreement is also subject to the following transactions, with respect to management and the other individuals referenced below, none of whom are affiliated with the Investor.

Ramesh C. Pandey, PhD
---------------------

The agreement calls for Ramesh C. Pandey, PhD, our Chairman and CEO, to extend his employment agreement with us for a five-year period with a monthly salary of $12,500 which totals annually $150,000. In addition, he will be granted fully vested 10-year options (with piggyback registration rights) to acquire at $0.0001 per share 20% of our fully-diluted common stock after giving effect to the issuances of the common stock underlying the Convertible Notes, Warrants, his new options and the Pursley options referenced below (collectively, the "Recapitalization"). In addition, this 20% will be protected against dilution by issuances that may result from restructuring of the BMS Debt and the New Debt.

William Pursley
---------------

The Note Purchase Agreement calls for William Pursley to become our Vice Chairman with consultancy oversight of our marketing, regulatory affairs and strategic planning. This will call for a $25,000 sign-on bonus and independent contractor fees of $10,000 per month. In addition, he will be granted 10-year options to acquire at $0.0025 per share (or the adjusted conversion price of the Investor) 10% of our fully diluted common stock after giving effect to the issuances contemplated by the Recapitalization. In addition, this 10% will be protected against dilution by issuances that may result from restructuring of the BMS Debt and the New Debt. These options will vest 50% upon effectiveness of the Note Purchase Agreement, and 25% on each of the first and second anniversaries of such date.

Budget
------

The Note Purchase Agreement requires Dr. Pandey and Mr. Pursley to develop an approved budget for the next 12 months, which will include repayment of $150,000 of debt to Dr. Pandey before the end of 2003 and an additional $100,000 of debt repayment in 2004 upon achieving certain criteria. In addition, it calls for the funding of $156,000 to repay certain bridge lenders to the Company (including certain relatives of Dr. Pandey who funded less than one-half of this amount), subject to their right to exchange principal amount to the purchase of common stock for a period of 30 days following the initial closing at $0.01 per share. We have also agreed to pay $50,000 of the Investor's legal fees in connection with the Note Purchase Agreement and related transactions.

Conversions
-----------

From October 1 till November 13 of 2003 we converted $154,346 of Notes Payable, which included accrued interest into 16,142,768 shares (post-split) of our common stock, par value $.00001 per share.

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


Results of Operations
---------------------

The Nine months Ended September 30, 2003 vs. The Nine months Ended September 30, 2002

The following table sets forth certain statement of operations data for the cumulative period from inception (March 15, 1990) to September 30, 2003 and for each of the nine months ended September 30, 2003 and September 30, 2002.

                                                                    CUMULATIVE
                                           NINE MONTHS ENDED       INCEPTION TO
                                              SEPTEMBER 30,        SEPTEMBER 30,
                                            2003         2002          2003

                                              (in thousands)

Revenue                                   $    280     $    316      $  1,909

Research And Development Expense          $    481     $    501      $ 11,131

General And Administrative Expenses       $  1,245     $  1,201      $ 16,286

Writedown Of Inventory And Intangibles    $     --     $     --      $  1,856

Loss From Operations                      $ (1,446)    $ (1,386)     $(27,364)

Other Income (Expense)                    $   (294)    $   (582)     $(15,778)

Sale of New Jersey NOL's                  $     --     $     --      $  1,595

Net Loss                                  $ (1,740)    $ (1,968)     $(41,547)

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

Revenue
-------

We had revenues of $280,000 for the nine months ended September 30, 2003, a decrease of $36,000 or 11% as compared to the nine months ended September 30, 2002. This represents approximately $154,000 in lab service fees, which is a $23,000 decrease from 2002, $114,000 in consulting fees, which is a $15,000 decrease, and $12,000 in product sales by our subsidiary XetaPharm Inc., which is an increase of $2,000 for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

Research and Development
------------------------

Our research and development expenditures were made in conjunction with the development of compounds to make niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures decreased by $20,000 to $481,000, or approximately 4%, primarily from a reduction of depreciation expenses of approximately $82,000 that were offset by expenses arising from start-up costs associated with our Nigerian sickle cell drug Nicosan(TM) of approximately $77,000 for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

We anticipate that the trend of decreasing research and development expenses to reverse in the fourth quarter of 2003 due to our plans for Nicosan(TM). Outside testing and consulting services should continue to increase for the remainder of the year.

General and Administrative
--------------------------

General and administrative expenses increased $44,000 or 4% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

The major increases for G & A were from increases in consulting and professional fees of approximately $50,000 and an increase of approximately $28,000 in health insurance. These increases were partially offset by a $20,000 decrease in professional fees for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

Interest expense decreased approximately $292,000 for the for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 primarily relating to a decrease in beneficial conversions of debentures and convertible notes payable.

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

Liquidity and Capital Resources; Plan of Operations
---------------------------------------------------

On September 30, 2003, we had cash and cash equivalents of $6,000, negative working capital of $2,691,000 and negative stockholder's equity of $3,874,000.

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

As of September 30, 2003, we had approximately $530,000 (before discount of $90,000) outstanding of convertible notes plus approximately $51,000 of accrued interest thereon, which approximately $25,000 of the notes are convertible into common stock, par value $0.00001 per share, at fifty percent (50%) of the lowest closing bid price of our common stock from previous 90 days, and maturing May 23, 2004. Approximately $124,000 of principal and interest were converted in October at a rate of $.03 into approximately 4,145,000 shares. As of November 10, 2003 additional conversions of approximately $15,000 in principal and interest were converted into approximately 6,108,000 shares at a rate of $0.0025. The remainder of the outstanding notes that total $505,000 will be available to convert at the rate of $0.0025. (See Note 8, Subsequent Events) We also have outstanding convertible debentures of $84,000 with accrued interest of $10,000.

A second tranche of convertible debentures aggregating $367,000 at December 31, 2002 was increased by an additional funding of $829,000($58,000 of which was received from related parties) by certain investors during the nine months ended September 30, 2003, which debentures were converted to a term loan bearing simple interest at 8% per annum, due on the earliest to occur of the settlement, dismissal or final adjudication of the Bristol Myers Squibb lawsuit (the "BMS Lawsuit), plus additional interest equal to forty percent (40%) with respect to the BMS Lawsuit, subject to an adjustment factor of the net recovery to us (after deduction of legal fees and costs). We have granted the term loan holders a security interest in the BMS lawsuit. (See Note 5, Legal Proceedings) These notes will be due on the later of 18 months from the date of the Note Purchase Agreement (referenced in Note 8, Subsequent Events) or final disposition of the Bristol Myers Squibb lawsuit (provided that the additional interest, if any, as referenced above, will be due on disposition of the lawsuit).

We are obligated under the terms of the convertible notes to maintain sufficient authorized, unissued shares of common stock as would enable us to issue common stock upon conversion of the notes, and we are obligated to register the shares of common stock into which the convertible notes are convertible. On April 9, 2003, we amended our certificate of incorporation to authorize the issuance of additional shares of common stock to enable us to meet this obligation. As of September 30, 2003 we have not filed a registration statement to register the shares into which the notes are convertible. In May 2003, we had a reverse split of 3000 to 1 with respect to our common stock.

During the first nine months of 2003 we converted approximately $773,000 of Notes Payable and Debentures, which included accrued interest into approximately 10,250,000 shares (post-split) of our common stock, par value $.00001 per share.

We lease our facilities on a month-to-month basis, a new long-term lease is currently under negotiations and we expect to finalize our new lease as soon as possible. In 1996, Dr. Pandey purchased a 25% beneficial ownership in the lessor as a limited partner in such entity, which may be deemed to be an affiliate of Dr. Pandey. We are currently evaluating this entity to determine whether it should be consolidated in accordance with FIN 46, "Consolidation of variable interest entities".

As of September 30 2003, we are approximately $163,000 in arrears to our landlord and we are occupying more space than is stated in our current lease. We have received letters from our landlord to potentially terminate our lease. Presently we are in the process of renegotiating the lease to rectify the issue regarding uncharged space and to extend the term of the lease. We do not foresee any major problems with finalizing the new lease in a timely fashion, provided the funding under the Note Purchase Agreement is made in a timely fashion. If we are unable to obtain a new lease our operations will be severely impacted

We are currently seeking additional capital, marketing partners, joint ventures or strategic alliance agreements both in the United States and abroad. We are actively pursuing several prospects. (See Note 8, Subsequent Events.)

We have expended and plan to continue to expend substantial funds in connection with the research and development of our products, primarily our new sickle cell drug Nicosan(TM) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. As a result of these expenditures, and even with revenues anticipated from of sales of nutraceutical, lab fees and consulting revenues, we anticipate that losses will continue for the foreseeable future. As of September 30, 2003 we have less than three months of cash on hand at our current expenditure rate.

Our planned activities will require the addition of new personnel, including management, and the continued development of expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Further, if we receive regulatory approval for any of our products in the United States or elsewhere, we will incur substantial expenditures to develop our manufacturing, sales and marketing capabilities and/or subcontract or joint venture these activities with others. There can be no assurance that we will ever recognize revenue or profit from any such products. In addition, we may encounter unanticipated problems, including developmental, regulatory, manufacturing or marketing difficulties, some of which may be beyond our ability to resolve. We may lack the capacity to produce our products in-house and there can be no assurances that we will be able to locate suitable contract manufacturers or be able to have them produce products at satisfactory prices. Our ability to maintain our exclusive license to Nicosan(TM) is contingent upon our ability to meet our financial and operational obligations under our agreement with the licensee.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

---------------------------------------------------------------------------------------------------------
           CONTRACTUAL OBLIGATIONS              PAYMENTS DUE BY PERIOD AS OF SEPTEMBER 30, 2003
---------------------------------------------------------------------------------------------------------
                                                  TOTAL      LESS THAN       1-3       4-5     AFTER 5
                                                              1 YEAR        YEARS     YEARS     YEARS
---------------------------------------------------------------------------------------------------------
LONG-TERM DEBT: CONVERTIBLE DEBENTURES (1)          84,000                                      84,000
---------------------------------------------------------------------------------------------------------
LONG-TERM DEBT: CONVERTIBLE NOTES (2)              440,000      440,000
---------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT:  NOTES PAYABLE (3)              1,196,000       13,000    1,183,000
---------------------------------------------------------------------------------------------------------
OPERATING LEASES-SHORT & LONG TERM                  33,000       20,000       12,000   1,000
---------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT (4)                                298,000      298,000
---------------------------------------------------------------------------------------------------------
UNCONDITIONAL PURCHASE OBLIGATIONS (5)             942,000      942,000
---------------------------------------------------------------------------------------------------------
OTHER LONG-TERM OBLIGATIONS                        218,000      218,000
---------------------------------------------------------------------------------------------------------
TOTALS                                           3,211,000    1,931,000    1,195,000   1,000    84,000
---------------------------------------------------------------------------------------------------------

1. The Convertible Debentures mature in ten (10) years with 8% interest per annum. We expect them to (but there can be no assurance) be converted to common stock prior to maturity.
2. The Convertible Notes mature in less than one(1) year with 8% interest per annum. We expect (but there can be no assurance) that they will be converted to common stock prior to maturity and /or repurchased by us; however, we presently lack the funds to repurchase any of said notes.
3. The Term Loan bears a simple interest at 8% per annum. We have granted the term loan holders a security interest in the Bristol Myers Squibb lawsuit.
4. $298,000 became due in September 2003; however, we are negotiating with the lender with a view to settling all amounts due by December 31, 2003.
5. This consists of Accounts Payable and accrued payroll for the end of September 30, 2003.

We also have a line of credit with the Bank of New York with borrowings of $55,000 against a $55,000 line-of-credit bearing interest at the rate of 6.00% per annum as of September 30, 2003.

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

PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings

In April 2003 Dorsey & Whitney LLP, a Minnesota limited liability partnership filed a complaint for attorneys' fees/costs due under account stated and for breach of contract with the United States District Court for the district of Washington at Seattle. They are seeking over $270,000 in past due fees. We settled this lawsuit on August 25, 2003 by entering into a consent judgment for $200,000, which may or may not be executed one year from the settlement date, and secured by the remaining net proceeds of the Bristol Myers Squibb lawsuit.

Item 2.   Changes in Securities

During the quarter covered by this report, we issued a total of 7,582,366 shares (post-split) of our Common Stock to holders of convertible debt in connection with the conversion of such indebtedness. The amount of indebtedness converted as a result of such transactions was $251,150. We did not use the services of any finders or securities broker-dealers in connection with these transactions. We believe that all shares issued in the above transactions are exempt from registration under the Securities Act by virtue of Section 3(a)(9) of the Securities Act and/or Regulation D promulgated thereunder.

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

                                        XECHEM INTERNATIONAL, INC.

Date:  November 14, 2003
                                        /s/ Ramesh C. Pandey
                                        -----------------------------
                                        Ramesh C. Pandey, Ph.D.
                                        President/Chief Executive Officer