Form 10KSB
period 2003-12-31
XECHEM INTERNATIONAL INC
filed 2004-04-15
CIK 919611

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                 [ ] 13 OR 15(D) OF THE TRANSITION REPORT UNDER
                    SECTION SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

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

New Brunswick Technology Center
100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey   08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number: (732) 247-3300
-------------------------

Securities registered under Section 12(b) of the Exchange Act:


    Title of each class               Name of each exchange on which registered

----------------------------      ----------------------------------------------

----------------------------      ----------------------------------------------

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

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
YES [ ] NO [X[

State issuer's revenues for its most recent fiscal year. $ 318,000 State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $ 9,943,000 as of April 1, 2003.

The number of shares outstanding of our Common Stock was 165,750,348 as of April 2, 2004.

                                TABLE OF CONTENTS

                                                                                            PAGE
Part I.........................................................................................1

   Item 1.     Description of Business.........................................................1
   Item 2.     Description of Property........................................................29
   Item 3.     Legal Proceedings..............................................................29
   Item 4.     Submission of Matters to a Vote of Stockholders................................30

Part II.......................................................................................31

   Item 5.     Market for Common Equity and Related Stockholder Matters.......................33
   Item 6.     Management's Discussion and Analysis...........................................35
   Item 7.     Financial Statements...........................................................41
   Item 8.     Changes In and Disagreements With Accountants
               on Accounting and Financial Disclosure.........................................42
   Item 8A.    Controls and Procedures........................................................43

Part III......................................................................................44

   Item 9.     Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..............................44
   Item 10.    Executive Compensation.........................................................45
   Item 11.    Security Ownership Of Certain Beneficial Owners And Management.................48
   Item 12.    Certain Relationships and Related Transactions.................................50
   Item 13.    Exhibits and Reports on Form 8-K...............................................52
               Principal Accountant Fees and Services.........................................54

                                     PART I
ITEM 1.   DESCRIPTION OF BUSINESS1

GENERAL
-------

Xechem International, Inc. ("Xechem", "we", "us" or "our") is a holding company (www.xechem.com), which owns all of the capital stock of Xechem, Inc, a development stage biopharmaceutical company currently engaged in the research, development and limited production of niche generic and proprietary drugs from natural sources.

XECHEM'S APPROACH FOR DRUG DISCOVERY AND DEVELOPMENT
----------------------------------------------------

         Our drug discovery and development process involves a multidisciplinary exchange among folklore healers, ethnobotanists, natural product scientists, pharmacologists, physicians and research pharmacists. Since our targeted plant material has, in certain instances, already been used for many years in humans, we believe that there is greater likelihood that a compound isolated from such material will work on humans and, correspondingly, that there is a decreased likelihood of toxicity. In addition, because traditional medicinal preparations are typically administered either orally or topically, they are more likely to yield pharmaceuticals that are also active orally or topically. These methods of administering a drug are product attributes viewed by the medical community as convenient and desirable.

         Our product discovery and development process involves seven major phases: (i) folklore healers collaboration; (ii) ethnobotanical research; (iii) biological screening; (iv) fingerprinting and standardization of the extracts;
(v) isolation of active compounds through bio-assay guided fractionations, (vi) product development, and (vii) sales and marketing.

         Folklore Healers Collaborations. Our drug discovery process begins with fieldwork in collaboration with folklore healers who have been utilizing plant remedies used for generations by native people. Our scientists, as well as other scientists and non-scientists working with us, have participated directly in such fieldwork in India, Nigeria and People's Republic of China, working with local folklore healers to identify and obtain samples of plants used by such healers, and to understand the folklore applications and means of using such plants. The Company has established relationships with the National Institute for Pharmaceutical Research and Development (NIPRD),

          .........

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

Abuja, Nigeria and Voluntary Health Education and Rural Development Society (VHERDS), Chennai, India and various Non-Governmental Organizations (NGOs) to locate these products in the respective countries. In the People's Republic of China, this early fieldwork has mainly been performed by researchers at the institutions with which we collaborate, and which have made their results of this fieldwork available to us. See "Raw Material Supply" below.

         Ethnobotanical Research. We investigate candidate plant materials with the ethnobotanists and physicians who have conducted field expeditions in Nigeria, India and the People's Republic of China. The ethnobotanist records the specific plants and plant parts used medicinally, the form of use (dried, brewed, fresh), duration and method of treatment, location and abundance of the plant. We prioritize the plants by determining their anticancer, antiviral, anti-inflammatory, anti-infective, antiaging, antidiabetic, memory enhancing areas and for the treatment of sickle-cell anemia. The field-derived information is also crosschecked through literature searches as to chemical constituents, previously discovered biological activity and other reported medicinal uses. In our multidisciplinary environment, the ethnobotanists continue to work with other scientists after the expedition phase in the later stages of drug discovery to assist in directing activity screens.

           Biological Screening. The plants selected from the folklore healer's collaboration and ethnobotanical research are then extracted with suitable solvents, as per their folklore use. The extracts are screened for specific activities in- vitro and in-vivo. The positive extracts are tested again to confirm the activities.

           Fingerprinting and Standardization of the extracts. Those extracts, which show confirmed in-vitro and in-vivo activities, are subjected to fingerprinting and standardization by High Performance Liquid Chromatography
(HPLC), Thin Layer Chromatography (TLC) and biological assays for use as "phytopharmaceuticals".

          Isolation of Active Compounds through bio-assay guided factionation. The active extracts are also subjected to bioassay-guided fractionation to isolate pure biologically activities to develop as pharmaceuticalsas per western standards. We are currently screening extracts and pure compounds for activity against Sickle Cell Disease (SCD), Helicobacter pylori (H. pylori), Vancomycin resistant Enterococcus faecalis (VREF) and Methicillin resistant Staphylococus aureus (MRSA), antifungal, anticancer, antiviral, anti-inflammatory, anti-infectives and memory enhancing areas. We conduct certain of its screening in collaboration with the NIH and other industrial laboratories.

         Product Development. Once an extract or a pure compound has demonstrated promising activity, it is subjected to the same product regulatory requirements as potential drugs from other sources. These requirements include current Good Laboratory Practices ("cGLP"), Preclinical, Investigational New Drug ("IND"), Phase I, Phase II clinical trials (i.e. trials on patients), New Drug Application ("NDA") and Abbreviated New Drug Application ("ANDA") filings with FDA. Our product development team in consultation with regulatory, toxicology and other experts, as necessary, designs appropriate clinical studies. See "Government Regulation" below.

XECHEM NIGERIA
--------------

         In July 2002 we formed Xechem Pharmaceuticals Nigeria Limited ("Xechem Nigeria"), under the Companies and Allied Matters Act (1992), of the Federal Republic of Nigeria. Through Xechem Nigeria, we plan to manufacture, market and distribute a number of pharmaceuticals and prescription phytopharmaceutical originating from the African Continent. This will place us in a unique position to take full advantage of Nigeria's well-known biodiversity, which is expected to yield new important drugs and other phytopharmaceuticals in the near future. Xechem Nigeria is majority owned by us.

         On July 18, 2002, we signed an exclusive worldwide license for the manufacturing, marketing, distribution and sales of NIPRISAN from the National Institute for Pharmaceutical Research and Development ("NIPRD"), Abuja, government of Nigeria, for the treatment of Sickle Cell

Disease ("SCD"). NICOSAN(TM)/HEMOXIN(TM) is our name for the non-toxic phyto-pharmaceutical product formerly named NIPRISAN, a nutraceutical. The Company has received the Orphan Drug designation for this phytopharmaceutical from the US-FDA for the treatment of Sickle Cell Disease sufferers. We are currently in the process of completing the necessary papers for submission of an Investigational New Drug (IND) Application for this product to the United States Food and Drug Administration ("FDA"). To date, there has been no successful non-toxic drug developed for the treatment of SCD.

         We anticipate the initial sales of NICOSAN(TM) in Nigeria by 2005. All manufacturing, marketing, distribution and sales of the product NICOSAN(TM) will take place through Xechem Nigeria at this time.

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

CEPTOR
------

         In January, 2004, we acquired 100% ownership of Ceptor Corporation, a research drug company focusing on neuromuscular diseases which include therapeutics for muscular dystrophy, multiple scleroses, ALS and epilepsy. We have established a program to separately finance Ceptor which contemplates us substantially reducing our stake in Ceptor. See "Recent Developments" below.

OTHER ENDEAVORS
---------------

         We have a majority owned subsidiary, Xechem (India) Pvt., Ltd., in New Delhi, India which seeks to obtain contracts for dependable supplies of plants and other raw materials from India.

         We have a subsidiary, XetaPharm, Inc. ("XetaPharm"), to develop and market over-the-counter natural product health supplements such as GinkgoOnce(R), GarlicOnce(R), GinsengOnce(R), Gugulon(TM), VIDAPRAS(TM) and CoEnzyme Q-10. To date, XetaPharm has had only limited operations and sales. See "XetaPharm," below.

PACLITAXEL
----------

         We are also engaged in applying our proprietary extraction, isolation and purification technology to the production and manufacture of paclitaxel (commonly referred to in the scientific literature as "TAXOL(R)," a registered trademark of Bristol-Myers Squibb Company ("Bristol -Myers")). Paclitaxel is an anticancer compound used for the treatment of ovarian, breast, small cell lung cancers and AIDS related Kaposi sarcomas. We have successfully isolated greater than 97% pure paclitaxel and have received seven (7) U.S. and seven (7) international patents on this technology and its second generation analogs from the U.S. Patent and Trademark Office and thirty-four international patents are pending. We have also prepared, through contract, dosage forms of paclitaxel and have performed limited stability testing for submission of an Abbreviated New Drug Application ("ANDA") to the Food and Drug Administration ("FDA"). We have submitted to the FDA a Drug Master File ("DMF") for the facility and the bulk paclitaxel product, the Active Pharmaceutical Ingredient (API).

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

RECENT DEVELOPMENTS
-------------------

Sale of Net Operating Loses (NOLs)
----------------------------------

         During December of 2003 we received approval from the New Jersey Economic Development Authority ("NJEDA") to sell approximately $109,000 of tax benefits generated from NOL's. Under the terms of this NJEDA program, the proceeds of the sale had to be used for the purchase of fixed assets, working capital and any other expenses determined by the NJEDA to be in conformity with the New Jersey Emerging Technology and Biotechnology Financial Assistance Act. During 2003 and 2002, Xechem and its subsidiaries transferred the tax benefits of $109,000 and $303,000 in exchange for $100,000 and $243,00 respectively, pursuant to the New Jersey State Tax Credit Transfer program. We received $100,309 net pursuant to this program in December 2003.

Alembic Transactions
--------------------

         On April 7, 2004, we executed definitive documents with Alembic Limited a pharmaceutical company based in India. The documents relate to: (i) a commitment to loan $3,000,000 to us; (ii) a license, royalty and distribution rights agreement ("Xechem Nigeria Agreement") related to the production, sale and licensing of NICOSAN(TM)/HEMOXIN(TM) through Xechem Nigeria, a majority-owned subsidiary of ours; and (iii) a five-year warrant to purchase 10,000,000 shares of Xechem common stock at $0.20 per share. The loan is in connection with our planned approval for sale and development of a manufacturing facility, in Nigeria, for the production of NICOSAN(TM)/HEMOXIN(TM).

         The $3,000,000 loan is to be funded with six payments of $500,000 each, with the first made on the date of the closing of the transaction and subsequent payments to be made each thirty days thereafter. Upon the signing of the Memorandum of Understanding ("MOU") which predated the loan, Alembic funded $200,000 in escrow, which is to be applied toward the $3,000,000 loan amount.

         In the Xechem Nigeria Agreement, we granted to Alembic a 15% ownership interest in Xechem Nigeria (with antidilution rights regarding its next two rounds of financing), and to distribute the product in Nigeria and nearby countries. This royalty is in addition to the royalty payable by us to NIPRD of 7.5% of gross revenues on NICOSAN(TM)/HEMOXIN(TM). We also agreed in the MOU to use our best efforts to cause a designee of Alembic's to be elected to our board of directors. The Xechem Nigeria Agreement grants to Alembic the right of first offer to act as Xechem Nigeria's distributor of the product in Africa and India. Alembic's right with regard to distribution in Africa and India will lapse if Alembic fails to fund the loan on any of the designated dates or within 30 days after our delivery of notice to defendant.

         The loan will be convertible, at Alembic's option, at a 30%, 40%, 50% and 60% discount to the average closing price of our common stock on the first, second, third and fourth anniversaries of the closing date, respectively. The Xechem Nigeria Agreement also provides that Alembic will receive a royalty of 15% of the gross collected revenues from sales of NICOSAN(TM)/HEMOXIN(TM) in Nigeria for a period of five years from the date of the product launch (i.e., when the Nigerian manufacturing facility is fully approved by all governmental and regulatory bodies), 10% of gross collected revenues for the succeeding five years, and 5% of gross collected revenues for the succeeding five years. In addition, we have agreed to pay Alembic a royalty of 1% of gross collected revenues in connection with sales of NICOSAN(TM)/HEMOXIN(TM) outside of Africa and India. The Xechem Nigeria Agreement also provides that we will be entitled to a royalty of 30% of the first year's revenues and 25% of revenues thereafter from the sale of NICOSAN(TM)/HEMOXIN(TM), provided that such royalty is subordinated to that payable to Alembic, as referenced above.

Ceptor Transactions
-------------------

         On January 27, 2004, we issued 6,000 shares of Class C Series 7 Preferred Stock to the former shareholders of Ceptor Corporation in connection with the merger of Ceptor Corporation into a wholly-owned subsidiary of ours. The new Class C Series 7 Preferred Stock has a $6,000,000 liquidation preference and is convertible into 30,000,000 shares of common stock at the option of the holders of the Class C Series 7 Preferred Stock, together with piggyback registration rights for the underlying common shares. We also agreed to provide a contingent award of $1,000,000 of our stock to certain former Ceptor shareholders (payable in our stock valued at the lesser of $0.20 per share or market value) upon the achievement of a designated milestone for each product developed with the technology. Ceptor is a research drug company focusing on neuromuscular diseases, which include therapeutics for muscular dystrophy, multiple sclerosis, ALS and epilepsy.

         On April 1, 2004, we entered into an agreement with Ceptor and William Pursley intended to provide a framework for independent financing of Ceptor. The Ceptor agreement contemplates that Ceptor will seek to obtain bridge funding to be followed by a subsequent round of capital infusion. Ceptor has engaged in dialogue regarding such proposed financing, however as of the date of this document no binding commitments have been received and no assurances can be provided that future financing will be obtained.

         The Ceptor agreement contemplates that Ceptor will take the necessary steps to effect a stock split so that after the split, we will own 1,406,250 shares of Ceptor $0.00001 per share par value common stock, constituting all of its then issued and outstanding stock. Ceptor has further agreed to issue to Ceptor's management team members options to purchase in the aggregate 1,093,750 shares of common stock, fully vested and exercisable at par value for a period of 10 years from the date of grant. These numbers are subject to proportionate increase or decrease.

         The Ceptor agreement provides that we will sell back to Ceptor over time up to 625,000 shares of its common stock in Ceptor for an aggregate of $2,000,000, payable from 25% of the proceeds of future financing received by Ceptor other than the contemplated bridge financing. At the end of two years if the full $2,000,000 has not been paid out to us, we will have the right to put the remaining portion of the shares held for sale back to Ceptor to cover the deficiency. In order to induce the funding of a bridge loan (expected to be not less than $250,000 or more than $1,000,000), we have agreed that in the event such a loan is funded and is not paid off when due, we will permit the bridge lender to convert the unpaid indebtedness owing with respect to the bridge loan into our common stock at the lesser of seven cents per share or seventy five percent (75%) of the average closing price of our common stock for the ten trading days preceding the date of funding of the bridge loan. We have been granted piggyback registration rights with respect to the shares in Ceptor we may hold from time to time, subject to its agreement to lock up the sale of all the shares on the open market for a period of 180 days following the initial registration of any Ceptor shares pursuant to a registration statement, and one-half of its shares for an addition.

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

         We have developed our own process and isolated limited quantities (less than one kilogram) of greater than 97% pure paclitaxel that we utilized in our efforts to obtain regulatory approval in the United States and equivalent regulatory approval in foreign jurisdictions for the sale of the compound In connection with our development of paclitaxel, Bristol-Myers was granted such a period of marketing exclusivity, under the Waxman-Hatch Amendment to the Food, Drug and Cosmetic Act of 1984 which has expired.

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

         We are seeking other collaborative partners for certain of our proposed products if and when such products are ready for marketing for wide clinical use. To the extent that collaborative partners do not perform manufacturing, we intend to lease commercial-scale manufacturing facilities or utilize third party facilities as the needs arise and financing therefor is available. There can be no assurance that such facilities will be available on commercially acceptable terms that such facilities will be adequate for our long-term needs or that financing for such facilities will be available on terms satisfactory to us, if at all.

PATENTS AND PROPRIETARY TECHNOLOGY

         Our policy is to seek patent protection aggressively and enforce all of its intellectual property rights. Dr. Pandey, CEO of Xechem Inc., was issued a patent in 1992 for purifying Dermostatin A and B, the rights to which have been assigned to us. A second patent related to the method for separating and purifying antifungal polyene macrolide antibiotics, was granted to Dr. Pandey in 1993 and assigned by Dr. Pandey to us. We have received two patents from the U.S. Patent and Trademark Office for the HEXOID(TM) plate. We have also received seven U.S. patents on paclitaxel and its analogs from the U.S. Patent and Trademark Office from 1997 through December 2002 and seven international patents from July 1999 through December 2002. Patent applications for numerous counterparts are pending in the areas of paclitaxel isolation and purification, paclitaxel analogs and plant tissue culture (which also will be assigned to us).

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

                                      UNITED STATES PATENTS

------- -------------------- ------------------------------------------------------------- ---------------
            U.S. PATENT                            TITLE OF PATENT                         DATE OF ISSUE
              NUMBER
------- -------------------- ------------------------------------------------------------- ---------------
1.      5,159,002            "Method for Purifying Dermostatin A and B"                         1992
------- -------------------- ------------------------------------------------------------- ---------------
2.      5,210,226            "Method   for   Separating   Purifying   Polyene   Macrolide       1993
                             Antibiotics"
------- -------------------- ------------------------------------------------------------- ---------------
3.      5,654,448            "Isolation  and  Purification  of  Paclitaxel  from  Organic       1997
                             Matter  containing  Paclitaxel,   Cephalomannine  and  Other
                             Related Taxanes"
------- -------------------- ------------------------------------------------------------- ---------------


4.      5,840,748            "Dihalocephalomannine and Methods of Use Therefor"                 1998
------- -------------------- ------------------------------------------------------------- ---------------
5.      5,854,278            "Preparation of Chlorinated  Paclitaxel  Analogues and Their       1998
                             Use Thereof as Antitumor Agents"
------- -------------------- ------------------------------------------------------------- ---------------
6.      5,807,888            "Preparation  of Brominated  Paclitaxel  Analogues and Their       1998
                             Use as Effective Antitumor Agents"
------- -------------------- ------------------------------------------------------------- ---------------
7.      5,840,930            "Method for Production of                                          1998
                             2",3" Dihalocephalomannine"
------- -------------------- ------------------------------------------------------------- ---------------
8.      5,817,510            "Device and Method for Evaluating Microorganisms"                  1998
------- -------------------- ------------------------------------------------------------- ---------------
9.      Des. 411,308         "Covered, Multi-Well Assay Plate"                                  1999
------- -------------------- ------------------------------------------------------------- ---------------
10.     6,177,456            "Monohalocephalomannines having Anticancer and Antileukemic        2001
                             Activity and Method Preparation Therefor"
------- -------------------- ------------------------------------------------------------- ---------------

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

8. Pandey, R.C., L.K. Yankov, "Isolation and Purification of Paclitaxel and Cephalomannine" Canadian Patent #2,210,972, October 21, 2003.

9. Pandey, R.C., L.K. Yankov, "Isolation and Purification of Paclitaxel and Cephalomannine" Chinese Patent #ZL96193149.3, April 2, 2003.

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

RESEARCH FOR PROPRIETARY DRUGS AND TECHNOLOGY DEVELOPMENT

Sickle Cell Drug (SCD)
----------------------

         In July 2002, we formed Xechem Pharmaceuticals Nigeria Limited ("Xechem Nigeria"), under the Companies and Allied Matters Act (1992), of the Federal Republic of Nigeria. Through Xechem Nigeria, we will manufacture, market and distribute a number of pharmaceuticals and prescription nutraceutical (phytopharmaceutical) originating from the African Continent. The first product in the pipeline is NICOSAN(TM).

         In addition to NICOSAN(TM), Xechem Nigeria, as a result of its proximity and relationship to the National Institute for Pharmaceutical Research and Development (NIPRD) in Abuja, Nigeria, is in a unique position to take full advantage of Nigeria's well-known biodiversity, which is expected to yield new important drugs and other nutraceuticals in the near future.

         On July 18, 2002, we signed an exclusive worldwide license for the manufacturing, marketing, distribution and sales of NIPRISAN (new names NICOSAN(TM)/HEMOXIN(TM)) from NIPRD, government of Nigeria, for the treatment of Sickle Cell Disease ("SCD"). NICOSAN(TM) is Xechem's name for the non-toxic phyto-pharmaceutical product formerly named NIPRISAN(TM), a phyto-pharmaceutical medicament.

         In August 2003 our sickle cell disease product (SCD), NIPRISAN (HEMOXIN(TM)), received Orphan Drug designation from the FDA Office of Orphan Drug Products Development, providing the Company with seven years of U.S. market exclusivity after the FDA approval of HEMOXIN(TM). If it is first to market the proprietary phytopharmaceutical. An orphan disease is defined in the U.S. as:

o        A rare disease that affects fewer than 200,000 people; or

o A common disease that has been ignored because it is less prominent in the U.S., compared with developing nations.

         The U.S. Orphan Drug Act of 1983 offers tax incentives on clinical trials and seven years' market exclusivity on orphan drugs. Since the Act, more than 200 orphan drugs have been approved by the FDA and are on the market. According to the NIH, more than 6,000 so-called orphan diseases exist in the U.S. With a mere 300 of these diseases being directly addressed in a therapeutic manner, there is a large need to undergo development programs to counter orphan diseases like SCD.

         Importantly, while the diseases within the orphan market only affect small number of individuals, collectively, they represent the highest value healthcare market in the world. For example, Genzyme Corporation's (GENZ-NASDAQ) Cerezyme to treat Type 1 Gaucher's disease costs approximately $300,000 per patient per year; Transkaryotic Therapies, Inc.'s (TKTX-NASDAQ.NM) Replagal for Fabry's disease costs approximately $170,000 per patient per year; Factor VIII, manufactured by a variety of companies for Hemophilia costs approximately $70,000 per patient per year; and Human Growth Hormone (HGH), also manufactured by a variety of companies, can cost upwards of $20,000 per patient per year.

         We believe there are a significant number of advantages that can be capitalized on by creating a realistic, focused, orphan disease platform, such as those listed in the table below. We expect to take full advantage of the lucrative orphan drug market through the development and distribution of our proprietary product, HEMOXIN(TM). Based on the aforementioned factors, this could represent a lucrative opportunity to capture a niche market for SCD.

             TABLE SHOWING ADVANTAGES OF AN ORPHAN DISEASE PLATFORM

                                   [graphic]

         We are currently in the process of completing for the submission of an Investigational New Drug ("IND") Application for this product to FDA. To date, there has been no successful non-toxic drug developed for the treatment of SCD.

         We along with the Children's Hospital of Philadelphia (CHOP), have united in our efforts to test, standardize and quality control "NIPRISAN" (NICOSAN(TM)/HEMOXIN(TM)), an extract of four herbs that has exhibited anti-sickling effects in patients with sickle cell anemia. This product has been used in Nigeria to treat sickle cell anemia with little or no toxicity; however there has been no quality control or standardization of the product. Phase I research will be dedicated to develop quality control and standardization of the product. Investigations into synergistic relationships between the four plant extract components as well as composition of the actives will be explored through bioassay.

         Sickle Cell Anemia affects approximately 70,000 people just in the United States; worldwide the numbers are staggering. The long-term objective is to provide a safe, inexpensive phytopharmaceutical to relieve the suffering of patients with sickle cell disease. NIPRISAN (NICOSAN(TM)/HEMOXIN(TM)) is unique in its ability to bind to deoxygenated Hb S, the form of hemoglobin affected by the disease, delaying or reducing the deformation of the red blood cells.

         Regarding the sales of NICOSAN(TM) in Nigeria, we are planning to lease or build a manufacturing facility in Nigeria to process commercial quantities of the raw material. The active phytopharmaceutical product (API) will be encapsulated and sold in Nigeria in 2005. All manufacturing, marketing, distribution and sales of the product NICOSAN(TM) are presently scheduled to take place through Xechem Nigeria.

Paclitaxel Analogs
------------------

         During the isolation and purification of paclitaxel, we have isolated and purified at least nine analogs of paclitaxel, which were first tested in vitro in collaboration with the NCI. Preliminary animal studies have shown that these analogs may have significant advantage over TAXOL(R) or TAXOTERE(R) in the treatment of certain cancers. We have been awarded seven United States patents and nine international patents with numerous international patents pending in this area.

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

Products from Traditional Medicinal Plants and Marine Sources
-------------------------------------------------------------

         In addition to its efforts to develop generic equivalents to compounds, which no longer enjoy patent protection, we have developed what we believe is an efficient drug discovery program for the discovery, development and commercialization of new classes of pharmaceuticals and phytopharmaceuticals. Towards this goal, we are seeking to develop proprietary drugs from extracts of medicinal plants and marine sources, as well as diagnostic tests for determination of the presence of certain biochemical compounds and/or diseases.

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

OTHER NICHE GENERIC DRUGS

         In addition to anti-Sickle Cell Disease and anticancer drugs, we are seeking to develop compounds for generic antifungal, anti-AIDS and cardiovascular drugs which enjoy significant market demand but are no longer subject to patent protection, to obtain ANDA approval of such drugs and to market such drugs independently or through joint ventures with other pharmaceutical firms. Management believes this will afford us the ability to develop one or more products in the marketplace on a faster basis than through the development of new drugs, with the concomitant regulatory hurdles.

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

         In December of 2001, we fully reserved the value of our finished goods inventory of Xetapharm due to slow movement and limited sales. This will in no way stop our efforts to market nutraceuticals in the future, however it is not a major thrust of our activities at the present time.

MANUFACTURING OF NUTRACEUTICALS

         A contract manufacturer currently produces XetaPharm products to our specifications until our marketing efforts through brokers, Internet and foreign sales show sufficient increases in demand to warrant in-house manufacturing. We will analyze possible alternatives.

MARKETING

         Our initial potential pharmaceutical products are targeted at the sickle cell, anticancer, antiviral, and antifungal markets. We are seeking corporate alliances with large pharmaceutical companies for some of these programs in order to take advantage of such companies' abilities to reach broad-based markets. There can be no assurance that we will be able to enter into such collaborative agreements. If we decide to conduct any direct marketing of potential products, there can be no assurance that we will be successful in establishing a successful in-house marketing and sales force or that sufficient financing will be available to develop its marketing and sales capabilities.

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

TRADEMARKS

         We have registered and maintain trademark rights to XECHEM(R). We had planned to market paclitaxel under the trademark PAXETOL(TM). Registration of PAXETOL(TM) in United States and Canada was opposed by Smithkline Beecham P.L.C. ("SKB") based on SKB's registered PAXIL(R) mark for use with a dissimilar product. In order to avoid this conflict, we will select a new name for the United States and Canada, but will retain the trademark PAXETOL(TM) for other countries. We may seek to register other existing or future trademarks. We have also registered and maintain trademark rights for NICOSAN(TM) and HEMOXIN(TM) for our new Sickle Cell Disease products. We are not aware of any competitive uses of trademarks similar to our existing trademarks, other than as claimed by SKB, which may interfere with our use of our trademarks.

         XetaPharm maintains trademark rights to GarlicOnce(R), GinsengOnce(R), GinkgoOnce(R), Gold Leaf(R), Gugulon(TM) and VIDA PRAS(TM) for which U.S. registration has been granted. XetaPharm may adopt other trademarks for use with its potential products.

RAW MATERIAL SUPPLY

         The Company has been using Xechem India to obtain contracts for dependable supplies of plants and other raw materials from India. Based on our discussions with Indian sources for such materials, we believe that an Indian corporation will be able to obtain such contracts on significantly better terms than would a United States-based corporation. Xechem India also conducts certain research, manufacturing, and marketing activities in India. Currently The Company is the major share holder of Xechem India. We have not invested significant additional amounts in Xechem India. It is anticipated that Xechem India will seek financing from Indian sources, including, in particular, individuals or organizations, which will be active in Xechem India's business, which may dilute our interest in Xechem India. Dr. Pandey's family has invested additional funds in Xechem India. It is anticipated that Xechem India will make available to us the materials Xechem India obtains. We have adopted a policy that all transactions with affiliates shall be on terms no less favorable to us than could be obtained from an unaffiliated party and must be approved by a majority of our independent directors. Such policy specifically applies to any transaction between Xechem India and us. However, if we do not control Xechem India, there can be no assurance that Xechem India will make such materials available to us, or that it will not make such materials available to competitors of Xechem. In addition, if we do not control Xechem India, there can be no assurance that Xechem India's research, development, manufacturing, and other activities will be of benefit to, or would not be competitive with, us. The results of operations of Xechem India have not been significant to date.

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

GOVERNMENT REGULATIONS

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

         Under the Waxman-Hatch Amendment to the Food, Drug and Cosmetic Act of 1984, a five-year period of marketing exclusivity is granted to any firm which develops and obtains FDA approval of a non-patentable new molecular entity, to compensate the firm for development efforts on such non-patentable molecular entities. In connection with its development of paclitaxel, Bristol-Myers was granted a period of marketing exclusivity, which was to expire on December 29, 1997, but was extended for four years. Management believes some, but not all foreign countries have given Bristol- Myers exclusive rights to market the compound. We intend, but cannot guaranty, to submit an ANDA for paclitaxel. At such time as we have such data, we intend to apply for regulatory approval to market paclitaxel in certain foreign countries. Management believes that obtaining regulatory approval to market and distribute paclitaxel in certain foreign markets will require a significantly shorter period of time than would be required in the United States, but can offer no assurance thereof.

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

ENVIRONMENTAL REGULATIONS

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

EMPLOYEES

         As of December 31, 2003, we have fifteen employees. Of these employees, five are dedicated to research, development, manufacturing and regulatory compliance. Six of our employees hold doctorate degrees. None of our employees are covered by a collective bargaining agreement. We believe all relations with our employees are satisfactory.

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

         The Board of Directors effected a one share for 3,000 share reverse split of our shares of Common Stock. The first day of trading, post split, was May 28, 2003. Our new trading symbol is "XKEM."

No Developed or Approved Products; Early Stage of Development
-------------------------------------------------------------

         We are a development stage company. Our primary potential new product is NIPRISAN (NICOSAN(TM)/HEMOXIN(TM)), our sickle cell disease (SCD) drug, which we hope to begin marketing in Nigeria in 2005. Under Ceptor a subsidiary of ours we have two new potential drugs Myodur(TM) used in the treatment of muscular dystrophy and Neurodur(TM) used in the treatment of multiple sclerosis. As noted above, it is expected that through the financing plan for Ceptor, it will become a minority held subsidiary over time. We plan on applying for orphan drug status and filing IND's on both drugs in 2004. Paclitaxel and its analogs are in the development stage. Although we have isolated paclitaxel in a substantially pure state and obtained several patents, there can be no assurance that such compound(s) will pass the necessary regulatory requirements for approval for sale in the United States or abroad. In addition, Bristol-Myers maintains a dominant market share in the paclitaxel business and may choose to take legal action to impair the entry of additional competitors in the market, such as by alleging infringement on certain patents. Although we have the capability to, and may, sell paclitaxel for research purposes, to date, we have not received any revenues from sales of paclitaxel for human consumption and have received only minimal revenues from other product sales or sales of paclitaxel for research and development. Our principal revenues have been contract research and testing and consulting services for other companies, which are not expected to continue, and which have historically been minimal. To achieve profitable operations, we, alone or with others, must successfully develop, obtain regulatory approval for, introduce, and market our potential pharmaceutical products. No assurance can be given that our product research and development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any products, if developed and introduced, will be successfully marketed or achieve market acceptance.

History of Operating Losses; Future Profitability Uncertain
-----------------------------------------------------------

         We have experienced significant operating losses since inception and have generated minimal revenues from our operations. As of December 31, 2003, our accumulated deficit was approximately $45,304,000, which included losses from operations of $2,326,000, and $2,331,000 for the years ended December 31, 2003 and 2002 respectively. To date, we have been dependent on capital infusions for financing. Our ability to achieve a profitable level of operations is dependent in large part on our completing product development, obtaining regulatory approvals for its potential products and making the transition to commercializing such products. No assurance can be given that our product research and development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured or marketed or that profitability will be achieved. We will require additional funds to achieve profitable operations. See "Management's Discussion and Analysis."

Going Concern
-------------

         As a result of our losses to date, working capital deficiency, and accumulated deficit, the independent auditors report on our financial statements for each of the years ended December 31, 1993 through 2003, contain an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our continuation is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitable operations. We anticipate that we will continue to incur significant losses until successful commercialization of one or more products generates sufficient net revenues to cover all costs of operation. As a development stage company, we have a limited relevant operating history upon which an evaluation of our prospects can be made. Our prospects must, therefore, be evaluated in light of the problems, expenses, delays and complications associated with a new business. As a result of the development-stage nature of our business, additional operating losses can be expected. There can be no assurance that we can be operated profitably in the future. See "Management's Discussion and Analysis" and Note 3 to the Notes to our Consolidated Financial Statements.

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

Dependence upon Dr. Pandey and Other Key Personnel
--------------------------------------------------

         Our ability to develop the business depends upon our attracting and retaining qualified management and scientific personnel, including consultants and members of our SAB. As the number of qualified scientists is limited and competition for such personnel is intense, there can be no assurance that we will be able to attract or retain such persons. In particular, we will be dependent upon the continued services of Dr. Ramesh C. Pandey, our Chairman of the Board, and Chief Executive Officer. The loss of key personnel, such as Dr. Pandey, or the failure to recruit additional key personnel could significantly impede attainment of our objectives and have a material adverse affect on our financial condition and results of operations. Dr. Pandey originally entered into an employment agreement with us for a ten-year term, which commenced in 1994 and expired in February, 2004. We are in the process of negotiating with Dr. Pandey for the adoption of a similar employment agreement for a five year term based upon increased compensation, but which agreement has not yet been finalized. As of date of filing we have obtained a $5,000,000 key man life insurance policy on Dr. Pandey. See Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         It is contemplated that the new employment agreement if entered into with Dr. Pandey would require certain payments in the event of certain changes in control. We may have to record significant charges to the results of operations if this occurs. Further, a portion of such payments may constitute excess employment severance payments, which would not be deductible by us for income tax purposes. In addition, under recently adopted legislation, we may not be permitted to deduct that portion of an executive's compensation, which exceeds $1,000,000 in any year, excluding certain performance-based compensation. There can be no assurance that options or warrants issued or which may be issued to Dr. Pandey would qualify as performance based compensation, or that we will be able to deduct the entire amount earned by Dr. Pandey in any year. Should we fail to enter into a new employment agreement with Dr. Pandey, we may have difficulty in enforcing the restrictive covenants which apply to his old employment agreement.

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

Management of Staff Growth
--------------------------

         As a result of a reduced amount of capital, the number of persons, which we employ, has decreased. We have reduced our staff from a one time high of fifty-five to fifteen people. We expect to increase our staffing levels in the future. Our ability to execute our strategies will depend in part upon our ability to integrate such new employees into our operations and fund such additional cost. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing, and marketing. The inability to acquire such services or to develop such expertise could have a material adverse impact on our operations.

Reliance on Collaborative Relationships
---------------------------------------

         We believe that we will need to enter into collaborative arrangements with other companies due to our limited staff and funding. There is no assurance that any collaborations will be completed, or if completed, that they will be successful. Should any collaborative partner fail in its contribution to the discovery, development, manufacture or distribution of a marketable product, our business may be adversely affected.

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

Risk of Doing Business in Nigeria
---------------------------------

         Last year we announced that we have incorporated a corporation in Nigeria in order to manufacture, market and distribute a number of pharmaceuticals and prescription nutraceuticals originating from the African continent. Social, political and economic instability may be significantly greater in Nigeria and many of the other African countries than that typically associated with the United States and other industrialized countries. Varying degrees of social, political and economic instability could significantly disrupt our ability to conduct businesses in Nigeria.

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

Alembic Agreements
------------------

         We have entered into a series of agreements with Alembic, Limited. Under its $3,000,000 convertible note, should Alembic fail to fund such note in full we may lack the funds necessary to fund our anticipated operations in Nigeria and/or domestically. Such loan is convertible into common stock at Alembic's option at a substantial discount to the current market price for our stock. Should Alembic elect to effect such conversion, it may become a substantial stockholder of ours, at a valuation substantially dilutive of our market valuation. If it does not elect to convert the loan, we will owe it a substantial sum when the loan comes due, and may be unable to pay it.

         Under our royalty, distribution rights and joint cooperation agreement with Alembic, we are obligated to pay it substantial royalties with respect to our African and Indian activities and lesser royalties with respect to our U. S. activities. Should we fail to generate significant gross margins on the sale of our products in those areas, we may not be able to satisfy the obligations to Alembic, which would supersede our royalty rights. In addition, Alembic has rights of first refusal which could impair our ability to effectively market the product in Africa and surrounding regions with other distributors.

         Our financing plan for Xechem Nigeria contemplates that we will obtain additional financing from investors in Nigeria for certain aspects of the production and distribution of Nicosan/Hemoxin in Nigeria. There can be no assurances that we will be successful in obtaining financing in Nigeria and/or that we will not experience unexpected costs or cost overruns in obtaining regulatory approval for the product, buildout of the production facilities, cost of production of the product and/or cost of distribution of the product. We may be required to sell off a greater percentage of Xechem Nigeria than originally contemplated and/or be required to modify the current royalty structure in place as a condition to obtaining such financing, which could adversely impact our operations. We have no guarantees that current or future legislation or business practices in Nigeria will not adversely impact or ability to expatriate profits and/or royalty payments from our operation in Nigeria.

Ceptor Corporation
------------------

         We have entered into a series of agreements regarding our subsidiary Ceptor Corporation, intended to facilitate financing of the subsidiary and to provide substantial incentives to the management team to effect such financing. Should Ceptor fail to obtain independent financing, it may not be able to meet its obligations and may not be able to bring product to market. The financing structure in place, if successful, is intended to provide substantial capital to Ceptor and a means whereby we would also obtain additional funding in consideration for a lessening of our position in Ceptor. There can be no assurances that the financing to Ceptor will be along the lines contemplated, and there is a risk that it may be more dilutive than originally contemplated and/or in a lesser aggregate amount than originally contemplated, which could impair its ability to bring product to market. Even if Ceptor is adequately financed, there can be no assurances that its products will receive the necessary regulatory approval and/or prove effective in the treatment of the diseases they are intended to treat.

Note Purchase Agreement
-----------------------

         We have received $2,800,000 of funding to date under the Note Purchase Agreement, which calls for a funding of up to $6,000,000 from Marjorie Chassman or her designees, all coming due 18 months from the initial funding. Should we fail to receive the balance of the scheduled funding, we may be unable to successfully fund our operations. We may lack the funds necessary to repay the loan when due and/or may seek to negotiate a conversion of some or all of the loan obligation to equity, which could be substantially dilutive of existing stockholders.

Other Loans
-----------

         As noted in Item 6 below, we have borrowed additional monies from various lenders besides those enumerated above. Should we fail to repay those loans, such lenders could take actions adverse to us.

ITEM 2.    DESCRIPTION OF PROPERTY

         We conduct our operations in a state-of-the-art laboratory facility in New Brunswick, New Jersey. Organizations such as us that develop or produce pharmaceuticals must meet certain Federal and State standards. For each facility subject to such standards, specific operating procedures are developed to meet these standards, and compliance with those procedures monitored on a regular basis by both the FDA and state regulators. Compliance with these standards and procedures is known as current Good Laboratory Practices, or "cGLP" for research operations, and current Good Manufacturing Practices, or "cGMP" for manufacturing operations. We currently believe that we operate our facility in accordance with cGLP and cGMP; however, to date, we have not received the FDA certification for cGMP.

         We lease our office and laboratory space at New Brunswick Technology Center, 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901. The facility consists of approximately 25,000 square feet and at original execution of the lease the lessor was unaffiliated. Ownership of the lessor was subsequently transferred to a new investment group and Dr. Pandey invested personal funds to acquire an approximately 25% interest in the lessor. Our base rent is approximately $13,400 per month, subject to annual increases, which commenced July 1, 2002, and continues for five years with base rent of approximately $15,700 per month in year five. In addition to base rent, we are responsible for our proportionate share of taxes and all other expenses of the building. We are up to date with our current monthly rent; however, we are $80,000 in arrears from 1998 and $26,000 for a security deposit that was due with the signing of the lease.

         We believe that our facilities are adequate for our current needs. If our operations are successful and our research and development activities continue to expand, or if we determine to produce HEMOXIN(TM), paclitaxel or other products in large-scale commercial quantities at 100 Jersey Avenue, we may require additional equipment, manufacturing facilities, or both. We cannot predict the nature and extent of the equipment or facilities that might be needed at such time. We intend to build a manufacturing facility for NICOSAN(TM)/HEMOXIN(TM) in Nigeria.



ITEM 3.    LEGAL PROCEEDINGS

         We filed an anti-trust lawsuit against Bristol-Myers Squibb on March 17, 2003, to secure damages, injunctive and other equitable relief for Bristol-Myers Squibb's violations of federal and state antitrust laws. The case, filed in the United States District Court, Northern District of Illinois, arises out of Bristol-Meyers Squibb's allegedly unlawful maintenance of a monopoly over the United States market for paclitaxel based anti-cancer drugs and conspiracy to further its monopoly.

         Our lawsuit alleges that Bristol-Myers Squibb is liable for violation of Section 2 of the Sherman Act (15 USC 2). We are seeking an award in damages in the sum of at least $50 million dollars and said damages to be trebled to at least $150 million dollars. The case was dismissed in late 2003, and we have since filed an appeal of the dismissal with the U.S. Court of Appeals for the Seventh Circuit. The appeal has been briefed and is awaiting further action by the Court. There can be no assurances as to the outcome of this lawsuit.

         In April 2003, a suit was filed against us by our former patent counsel, Dorsey Whitney, LLP seeking legal fees and costs. We settled the lawsuit on August 25, 2003 by entering into a stipulation for confession of judgment in the amount of $200,000. Execution of the judgment by agreement has been delayed for 12 months. To secure the judgment, we have granted to our former counsel a security interest in the net proceeds of our lawsuit against Bristol Myers Squibb, exclusive of the 40% interest in such lawsuit proceeds assigned to Marjorie Chassman and exclusive of all contingency legal fees payable by us in connection with the lawsuit. As part of the settlement, we provided releases to our former counsel.

         Xechem formerly had entered into a license agreement with M.D. Anderson Cancer Center for certain paclitaxel formulation rights. That license has since been cancelled, with all investment therein by us having been written off. In March, 2000 we filed a declaratory judgment action in the United States District Court against MD Anderson and the Board of Regents of the University of Texas seeking to reinstate the license and to change inventorship and ownership of the corresponding patent. The lawsuit was dismissed in 2003 and in January, 2004 we filed an appeal of the dismissal in the United States Court of Appeals, and the matter is still pending.

         The outcome of these, and all other legal matters, is not expected to have a negative effect on the financial position, results of operations or cash flows of the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

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

                                     PART II
ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         Our Common Stock is traded on the OTC Bulletin Board. The following table shows the high and low bid quotations, on a quarterly basis, of our Common Stock from January 1, 2002 through December 31, 2003:

                                  Common Stock

---------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------- -------------
                     2002          2002          2002          2002          2003          2003          2003           2003
                    First         Second        Third         Fourth        First         Second         Third         Fourth
                   Quarter       Quarter       Quarter       Quarter       Quarter       Quarter        Quarter       Quarter
---------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------- -------------
    High Bid         .02           .015          .008         .0014         .0008          .53            .33           .305
---------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------- -------------
    Low Bid          .005          .006         .0013         .0007         .0001         .0001           .17           .14
---------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------- -------------

         We have not declared or paid any dividends on our Common Stock.

         In May 2003 we had a reverse stock split of 3000 to 1. Our trading symbol also was changed at that time from "ZKEM" to "XKEM".

         As of April 2, 2004, there were 397 record holders and approximately 6,500 beneficial owners of our Common Stock. Dividends on the Common Stock are subordinated to the payment of dividends on our outstanding Class A Voting Preferred Stock (the "Class A Preferred Stock"). The Class A Preferred Stock has a dividend preference of $.00001 per annum per share on the liquidation preference of $.00001 per share on a cumulative basis. As of April 2, 2004 there were 2,500 outstanding shares of Class A Preferred Stock. As of April 2, 2004 there were 923 outstanding shares of Class C Preferred Stock with a par value of $ .00001 with voting rights for 1 share equal to 10,000 shares of Common Stock.

         During the year ended December 31, 2003, we sold shares of our Common Stock (the "Shares") in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act") as set forth below:

         During the year ended December 31, 2003, we issued a total of 63,581,057 shares (post-split) of our Common Stock to holders of convertible debt in connection with the conversion of such indebtedness. The amount of indebtedness converted as a result of such transactions was $1,003,007. We did not use the services of any finders or securities broker-dealers in connection with these transactions. We believe that all shares issued in the above transactions are exempt from registration under the Securities Act by virtue of
Section 3(a)(9) of the Securities Act and/or Regulation D promulgated thereunder.

         During December 2003 we canceled all outstanding Shares of Class C, Series 6 Stock to Dr. Ramesh C. Pandey due to reverse split, we then issued a total of 923 Shares of Class C, Series 6 Stock to Dr. Ramesh C. Pandey, the Chief Executive Officer and Chairman of Xechem in order for Dr. Pandey to maintain his 20% voting rights. We received par value as consideration from Dr. Pandey in connection with this transaction. We believe that all Class C, Series 6 Stock issued in the above transactions are exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS2

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

Results of Operations
---------------------

The Year Ended December 31, 2003 vs. The Year Ended December 31, 2002

         The following table sets forth certain statement of operations data of Xechem for each of the years ended December 31, 2003, and December 31, 2002 for the cumulative period from inception (March 15, 1990) to December 31, 2003.

                                                  YEARS ENDED             CUMULATIVE
                                                  DECEMBER 31         FROM INCEPTION TO
                                              2003           2002            2003
                                                       ( in thousands)

Revenue                                   $       318     $       269     $     1,948
Research and development expense          $       773     $       698     $    11,424
General and administrative expenses       $     1,866     $     1,902     $    16,907
Writedown of inventory and intangibles    $         5     $        --     $     1,861
Loss from operations                      $    (2,326)    $    (2,331)    $   (28,244)
Other expense                             $    (3,261)    $    (1,511)    $   (18,745)
Sale of New Jersey net operating loss
carryforwards                             $    90,000     $   243,000     $ 1,685,000
Net Loss                                  $    (5,497)    $    (3,599)    $   (45,304)

_________________

         2 Some of the statements included in Item 6, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicates that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result that we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to publicly release the result of any revisions to the forward-looking statements that may be made to reflect any future events or circumstances.

         Readers should carefully review the items included in Item 1, Description of Business - Risks Affecting Forward Looking Statements and Stock Prices, as they relate to any forward looking statements, as actual results could differ materially from those projected in the forward looking statement.

Revenue
-------

         Revenue increased $49,000 or 18% from $269,000 for the year ended December 31, 2002 to $318,000 for the year ended December 31, 2003. The $318,000 in revenues consisted of approximately $35,000 in consulting fees, and approximately $158,000 in lab service fees for Xechem Inc. XetaPharm's revenues from the sale of nutraceuticals remained consistent at approximately $13,000 for both years ended December 31, 2003 to the year ended December 31, 2002. Xetapharm also recognized revenue from consulting fees of approximately $112,000 an increase of approximately $44,000 or 65%.

Research and Development
------------------------

         Research and development increased $75,000 or 11% from $698,000 for the year ended December 31, 2002 to $773,000 for the year ended December 31, 2003. Our research and development expenditures emphasize our new sickle cell drugs NIPRISAN (new names NICOSAN(TM)/HEMOXIN(TM)) and a new start up entity, Xechem Nigeria Ltd. which will be in place in 2004, start up costs for this project were approximately $208,000 in 2003 as compared to $72,000 in 2002. We are still emphasizing research on compounds for niche generic anticancer, antiviral and antibiotic products, which enjoy significant market demand but are no longer subject to patent protection.

         The major expenses of 2003 were: salaries and wages of approximately $220,000 which decreased by approximately 9% or $21,000 as compared to 2002 due to reduced hours in the second quarter, depreciation expense of approximately $150,000 a decrease of approximately $35,000 or 19% as compared to 2002 due to a number of fixed assets being fully depreciated in 2002, outside services of approximately $77,000 as compared to $ 0. in 2002 due to the start of clinical testing and trials of our new drug, repairs and lab materials and supplies remained constant at approximately $80,000 for each year, and the start up costs for Xechem Nigeria Ltd. and our new sickle cell drug of approximately $208,000.

         We anticipate expenses to increase for 2004 with our launching of NICOSAN(TM) in Nigeria and the clinical testing and trials of our new drug HEMOXIN(TM) in the United States.

General and Administrative
--------------------------

         General and administrative expenses decreased $36,000, or less than 2%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The major expenses for the year were from salaries of approximately $490,000 which increased by approximately 15% or $65,000 mainly from Xetapharm, which were offset by the increase in service fees paid to us, consulting fees which increased by approximately 3% or $6,000 primarily connected to the sickle cell project and investor relations, rent expense increased approximately $58,000 or 45% for the year ended December 31, 2003 as compared to the year ended December 31, 2002 this was due to the rent increase associated with our new lease, and legal fees increased in for the year ended December 31, 2003 as compared to the year ended December 31, 2002 by approximately $290,000; this was caused by our new financing activities and public registration, reporting and compliance activity in 2003. Our major decrease resulted when we wrote-down promissory notes of $265,000 in 2002. .

         Interest expense for non-related parties was approximately $3,193,000 in the year ended December 31, 2003, an increase of approximately $1,866,000 or 141% as compared to the year ended December 31, 2002. The Company's 2003 results were negatively impacted by a change of $1,853,000 (an increase of $1,400,000) related to the non cash amortization of beneficial conversion features.

         On May 23, 2002 we received $1,150,000 from "Unsecured Convertible Notes" less $130,000 in legal and finder's fees. The term of these notes is for two (2) years with simple interest accruing at the annual rate of 8% payable on May 23, 2004 (the Maturity Date). These notes are convertible into shares of our common stock, par value $.00001 per share after six months from receipt, the conversion price of the Notes is the lower of $0.005 or 50% of the lowest closing bid price for the Shares on the OTC Pink Sheets, the OTC Bulletin Board, the Nasdaq SmallCap or NMS Markets or any stock exchange, or if not then trading on any of the foregoing, such other principal market or exchange where the Shares are listed or traded for 30 trading days prior to but not including the date of conversion. The interest on those notes accrues and is payable upon maturity, and at the option of the holder may be converted into common stock, per the aforesaid formula. In addition, the holders of Unsecured Convertible Notes were issued five year warrants to purchase common stock at an exercise price of $0.30 per share, with .0133 warrants issued for each $1.00 of investment in notes. These notes may not be redeemed or paid before the Maturity Date without consent of the Borrower.

During 2003 we had the following activity concerning the "Unsecured Convertible Notes":

--------------------- ----------------- -------------------- ------------------- ------------------ ------------------
Balance 01/01/03      Additions         Conversions          Interest            Shares Issued      Balance
                                                                                 Post-split         12/31/03
--------------------- ----------------- -------------------- ------------------- ------------------ ------------------
$ 1,133,500           $50,000           $866,151.48          $68,497.50          62,680,970         $317,348.52
--------------------- ----------------- -------------------- ------------------- ------------------ ------------------


         The $50,000 addition to the notes resulted in a $14,483.33 charge to operations with another $35,516.67 in charges to be expensed over the life of the note. This is in addition to a charge to operations of approximately $1,500,000 relating to the beneficial conversion feature and modifications thereof during 2002. We also have accrued interest relating to the notes of $35,253.42

         As of December 31, 2003 we had $144,173 in outstanding debentures bearing interest at 8% and maturing in 2011. At December 31, 2003 there was $14,029 in accrued interest relating to the debentures. In March 2003 we converted $68,358.34 of principal and interest into 900,087 shares of common stock post-split. After a series of modifications the unpaid principal and interest on the debentures, are convertible into common stock using a conversion price of $ 0.0025 per share.

         Xechem has reserved the right to repay these debentures in full or in part without penalty at any time. Xechem must give fifteen (15) days notice to the payee of its intention to prepay.

         A second tranche of convertible debentures aggregating $367,000 at December 31, 2002 was increased by an additional funding of $767,000 by certain investors during the twelve months ended December 31, 2003, which debentures were converted to a term loan bearing simple interest at 8% per annum, due on the earliest to occur of the settlement, dismissal or final adjudication of the Bristol Myers Squibb lawsuit (the "BMS Lawsuit), plus additional interest equal to forty percent (40%) of net recovery with respect to the BMS Lawsuit, subject to an adjustment factor of the net recovery to us (after deduction of legal fees and costs). We have granted the term loan holders a security interest in the BMS lawsuit. These notes will be due on the later of 18 months from the date of the note purchase agreement or final disposition of the Bristol Myers Squibb lawsuit (provided that the additional interest, if any, as referenced above, will be due on disposition of the lawsuit). As of December 31, 2003 we accrued interest of $70,506 associated with this loan.

Agreement to Fund $6,000,000 Unsecured Loan
-------------------------------------------

         We have entered into a letter agreement ("Note Purchase Agreement") dated November 11, 2003 with Margie Chassman and designees (the "Investor") to issue $6,000,000 of unsecured promissory notes (the "New Notes") over a 12 month period, to be funded: (i) $700,000 by November 25, 2003; (ii) $650,000 by December 24, 2003; (iii) $500,000 per month for January and February, 2004; (iv) $450,000 for March, April and May, 2004; (v) $400,000 for June, July, August, September and October, 2004; and (vi) $300,000 for November, 2004. The loans for 2004 are due on the first business day of the month, subject to a 30-day grace period. The New Notes will bear interest at 8% per annum and mature 18 months from the date of the agreement. The funding of the New Notes was conditioned upon satisfaction and subject to all of other matters discussed below and execution of definitive documents consistent with the letter agreement.

Recapitalization of Company
---------------------------

         We had previously issued a series of convertible notes (the "Convertible Notes") that were convertible into our common stock at a conversion rate equal to 50% of the lowest bid price of our stock for the 30-day period immediately preceding the date of conversion. The Note Purchase Agreement acknowledges that in consideration for $175,000 of pre-closing advances on October 27, 2003, the terms of all Convertible Notes held or subsequently acquired by the Investor on or following October 27, 2003 are to be convertible as to principal plus accrued, unpaid interest at a conversion price of $0.0025 per share. As of April 2, 2004, an aggregate of 151,081,266 shares of common stock have been issued pursuant to conversions under this Convertible Note, which has resulted in (together with all other shares of common stock outstanding) issued and outstanding common stock of 165,750,348 shares. At such date an aggregate of $141,700 of unpaid principal and interest were owed on such notes, which if converted at $0.0025 per share, would result in the issuance of an additional 56,679,941 shares of common stock. As interest continues to accrue, this will increase the amount of stock issuable upon conversion. The Convertible Notes will continue to be subject to the limitation that the holder not own in excess of 4.9% of our outstanding common stock at any time after giving effect to the conversion. In addition, the Note Purchase Agreement provided for the grant to the Note Purchaser of a 5-year warrant to purchase an additional 30,000,000 shares of our common stock at $0.0025 per share, together with a cashless exercise provision, and with demand and piggyback registration rights for the shares of common stock issuable pursuant to conversion of the notes and exercise of the warrant

         The Note Purchase Agreement loan contemplates as a condition to the funding of the corresponding loan that each of Dr. Ramesh Pandey and William Pursley receive options to acquire 20% of the fully diluted common stock of us after giving effect to the sum of (i) the then outstanding capital stock of the Company, plus (ii) the shares issuable or conversion of the notes and warrant issued to the Investor; plus (iii) the shares issuable to Dr. Pandey and Mr. Pursley per this option; and (iv) any shares issuable to the Investor and to the holders of the debt secured by the 40% participation in the Bristol Myers Squibb lawsuit, as a result of any restructuring of such debt. In connection with the restructuring of Mr. Pursley's employment arrangement in April, 2004, he was granted an amended and restated option agreement by us, modifying his options to a fixed sum of 43,000,000 shares, exercisable at $0.0025 per share; Dr. Pandey's option as contemplated by the Note Purchase Agreement is exercisable at $0.0001 per share.

         The Note Purchase Agreement also calls for the granting of certain third party note holders who hold $156,000 of loans to have a 30 day option to exchange such debt for common stock at $0.01 per share.

         As of December 31, 2003 we have received $1,350,000 from the Note Purchase Agreement loan and have recorded $9,600 in accrued interest. (An additional $1,450,000 has been funded through April 8, 2004.)

         In 2003 we have received $88,000 from eight short-term notes. These notes are all for one year with interest from 8% - 12% accrued interest as of December 31, 2003 is $4,033. Four of the note holders are to be issued 360,000 shares of our common stock; this resulted in a charge to operations of $77,800. Two notes totaling $20,000 can be converted into common stock with a conversion price of $ 0.01 The intrinsic value of the beneficial conversion feature of $ 20,000 has been allocated to paid in capital and is being amortized over the term on the notes.

         During December of 2003 we received approval from the New Jersey Economic Development Authority ("NJEDA") to sell approximately $109,000 of tax benefits generated from NOL's. Under the terms of this NJEDA program, the proceeds of the sale had to be used for the purchase of fixed assets, working capital and any other expenses determined by the NJEDA to be in conformity with the New Jersey Emerging Technology and Biotechnology Financial Assistance Act. During 2003 and 2002, Xechem and its subsidiaries transferred the tax benefits of $109,000 and $303,000 in exchange for $100,000 and $243,00 respectively, pursuant to the New Jersey State Tax Credit Transfer program. We received $100,309 net pursuant to this program in December 2003.

Liquidity and Capital Resources; Plan of Operations
---------------------------------------------------

         On December 31, 2003, we had cash of $580,000, negative working capital of $1,989,000 and stockholders' equity of $11,130,000.

         We have received approximately $2,509,000 in the form of proceeds from debentures, short-term loans, related party loans and equity securities. Cash used in operating activities was $1,272,000 during 2003.

         As a result of our net losses to December 31, 2003 and accumulated deficit since inception, our auditors, in their report on our financial statements for the year ended December 31, 2003, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. Our research and development activities are continuing and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

         Our research and development activities are at an early stage and the time and money required developing the commercial value and marketability of our proposed products will require significant cash expenditures for an indefinite period in the future. In order to meet these cash needs we have entered into two recent financing agreements.

                  (1) We have entered into a letter agreement ("Note Purchase Agreement") dated November 11, 2003 with Margie Chassman and designees (the "Investor") to issue $6,000,000 of unsecured promissory notes (the "New Notes") over a 12 month period, as notice fully described in "Agreement to Fund $6,000,000 Unsecured Loan" and Recapitalization of Company," above.

                  (2) We have entered into a Memorandum of Understanding (MOU) dated December 3, 2003 with Alembic, Limited. Funding will be in two parts: (i) a subscription agreement to purchase $640,000 of our common stock, which subscription was funded in March, 2004; and (ii) a $3,000,000 loan that included a $200,000 advance in December 2003 with the balance due in 2004 after agreement is finalized; the MOU was superceded by a definitive convertible note dated April 7, 2004. (See Financial Statements Note 17 Subsequent Events.)

         In view of the matters described in the previous paragraph our continued operations are dependent upon our ability to meet our financing requirements on a continuous basis and to succeed in our future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

         Additionally we have expended and will continue to expend substantial funds in connection with the research and development of our products. As a result of these expenditures, and even with revenues anticipated from commencement of sales of niprisan and paclitaxel, we anticipate that losses will continue for the foreseeable future.

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

Critical Accounting Policies and Estimates
------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, research and development costs, inventory valuation and equity financing. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements

Patents, Trademarks, and other Intellectual or Intangible Assets

         The costs of Patents, Trademarks, and other Intellectual or Intangible Assets are currently expensed in the period in which they are incurred. It is our opinion that while we realize there is an intrinsic value to these assets, the fair market value is not easily discernable because of the uncertainty of success and the time it takes to bring certain of these assets to market.


Beneficial Conversions

         Our policy for recognizing interest expense in connection with the issuance of any convertible debt is to capitalize the intrinsic value of the beneficial conversion feature and allocate it to paid-in capital. The debt discount is then amortized over the life of the debt. As amounts are converted the unamortized intrinsic value is charged to interest expense.


Recent Accounting Policies

         FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No.
45), was issued in November 2002. FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Under FIN No. 45, recognition and initial measurement provisions of this new standard, which require a guarantor to recognize a liability at inception of a guarantee at fair value, are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a significant impact on our consolidated financial position or results of operations.

         In November 2002, the Emerging Issues Task Force, "EITF", reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Elements" (EITF No. 00-21), which addresses certain aspects of accounting for arrangements that include multiple products or services. Specifically this issue states that in an arrangement with multiple deliverables, the delivered items should be considered a separate unit of accounting if: (1) the delivered items have value to the customer on a stand alone basis, (2) there is objective and reliable evidence of the fair value of the undelivered items, and (3) the arrangement includes a general right of return relative to the delivered item, and delivery or performance of the undelivered items is considered probable and substantially within the Company's control. Additionally, the Issue states that the consideration should be allocated among the separate units of accounting based upon their relative fair values. If there is objective and reliable evidence of the fair value of the undelivered items in an arrangement but no such evidence for the delivered items, then the residual method should be used to allocate the consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total consideration less the aggregate fair value of the undelivered items. Accordingly, the application of EITF No. 00-21 may impact the timing of revenue recognition as well as the allocation between products and services. The adoption of EITF No. 00-21 for transactions entered into after July 1, 2003 did not have a significant impact on our consolidated financial statements.


         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either
(i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest

Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities ("SPEs") created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The Company does not have any arrangements with variable interest entities that will require consolidation of their financial information in our financial statements

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting a cumulative effect of a change in an accounting principal of financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial position or results of operations.

         For further information concerning accounting policies, refer to Note 1 of consolidated financial statements.

ITEM 7.    FINANCIAL STATEMENTS

         The following financial statements of Xechem International, Inc. and subsidiaries are separately prepared and numbered independently of the other narrative portions of this Form 10-KSB.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders,
Xechem International, Inc. (A Development Stage Enterprise) and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Xechem International, Inc. (A Development Stage Enterprise) and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and for the period from March 15, 1990 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of Xechem International, Inc. (A Development Stage Enterprise) for the period March 15, 1990 (date of inception) to December 31, 2002. Such statements are included in the cumulative totals from inception to December 31, 2003 on the consolidated statements of operations, cash flows and stockholders' equity, which reflects a net loss of $39,807,000 of the related cumulative total. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts for the period March 15, 1990 (date of inception) to December 31, 2002 included in the cumulative totals, is based solely upon the reports of the other auditors.

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

In our opinion, based on our audit and the reports of other auditors insofar as it relates to amounts for the period March 15, 1990 (date of inception) to December 31, 2002 included in the cumulative totals, these financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xechem International, Inc. (A Development Stage Enterprise) and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended and for the period from March 15, 1990 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 3 to the consolidated financial statements, the Company has sustained a significant operating loss in 2003 and has a working capital deficiency of $1,989,000 and an accumulated deficit of $45,304,000 as of December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ WithumSmith+Brown P.C.
New Brunswick, New Jersey
March 26, 2004, except for Note 17 (2) which is dated March 31, 2004 and (1)
   which is dated
    April 7, 2004

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses and negative cash flows since inception through the period ended December 31, 2002, had a working capital deficiency, and have realized minimal revenues to date. The Company's historical losses and illiquid financial position raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


WISS & COMPANY, LLP
Livingston, New Jersey
March 6, 2003

                                         XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                                 CONSOLIDATED BALANCE SHEETS

                                                                                                            As Reclassified
                                                                                        December 31, 2003  December 31, 2002
                                                                                        -----------------  -----------------
CURRENT ASSETS
   Cash                                                                                      $ 580,000          $ 135,000
   Accounts receivable, net of allowance of $7,000 (2003) and $ -0- (2002)                      27,000             22,000
   Inventory                                                                                         -              5,000
   Prepaid expenses and other current assets                                                   109,000              1,000
                                                                                        -------------------------------------

   TOTAL CURRENT ASSETS                                                                        716,000            163,000

 Equipment, less accumulated depreciation of $1,266,000 (2003) and
     $1,185,000 (2002)                                                                         423,000            382,000
 Leasehold improvements, less accumulated amortization of $705,000
     (2003) and $637,000 (2002)                                                                310,000            378,000
 Deposits                                                                                       53,000             45,000
 Deferred financing charges                                                                 13,985,000                  -
 Deferred consulting charge                                                                  1,275,000                  -
                                                                                        -------------------------------------

TOTAL ASSETS                                                                              $ 16,762,000          $ 968,000
                                                                                        =====================================

CURRENT LIABILITIES
   Accounts payable                                                                          $ 601,000          $ 637,000
   Accrued expenses to related parties                                                         594,000            515,000
   Accrued expenses to others                                                                  380,000            211,000
   Note payable to bank                                                                         55,000             55,000
   Notes payable to related party                                                              595,000            493,000
   Notes payable                                                                               200,000                  -
   Convertible notes, net of discount of $99,000 (2003) and $ -0- (2002)                       218,000                  -
   Capital leases: short-term                                                                   27,000              6,000
   Other current liabilities                                                                    35,000             36,000
                                                                                        -------------------------------------

     TOTAL CURRENT LIABILITIES                                                               2,705,000          1,953,000
                                                                                        -------------------------------------

Notes payable                                                                                2,484,000                  -
Notes payable to related parties                                                               340,000            384,000
Capital leases: long term                                                                       86,000             18,000
Convertible notes, net of discount of  $ -0- (2003) and
     $1,133,000 (2002)                                                                               -            368,000
Convertible debentures, net of discount of $67,000
     (2003) and $128,000 (2002)                                                                 17,000             16,000
                                                                                        -------------------------------------

TOTAL LIABILITIES                                                                            5,632,000          2,739,000
                                                                                        -------------------------------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)
   Class A voting preferred stock,$ .00001 par value, 2,500 shares
     authorized; 2,500 shares issued and outstanding (2003 and 2002)                                 -                  -
   Class B 8% preferred stock,$ .00001 par value, 1,150 shares
     authorized; none outstanding                                                                    -                  -
   Class C preferred stock,$ .00001 par value, 2,996,350 shares authorized;
     923 issued and outstanding in (2003) and 14  issued and outstanding in (2002)                   -                  -
   Common stock,$.00001 par value, 499,950,000,000 shares authorized;
     64,240,000 (2003) and 659,000 (2002)  issued and outstanding                                1,000             20,000
   Unearned compensation expense                                                                     -           (158,000)
   Additional paid in capital                                                               56,433,000         38,174,000
   Deficit accumulated during development stage                                            (45,304,000)       (39,807,000)
                                                                                        -------------------------------------

   TOTAL STOCKHOLDERS EQUITY (DEFICIT)                                                      11,130,000         (1,771,000)
                                                                                        -------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)                                       $ 16,762,000          $ 968,000
                                                                                       =====================================

The notes to consolidated financial statements are an integral part of these statements.

                                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE ENTERPRISE)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               CUMULATIVE FROM
                                                                                                  MARCH 15, 1990
                                                                 YEARS ENDED                  DATE OF INCEPTION)
                                                                 DECEMBER 31,                         TO
                                                     ---------------------------------            DECEMBER 31
                                                          2003                 2002                  2003
                                                     -------------         ------------           -----------
Revenues:                                           $    318,000           $    269,000           $  1,948,000

EXPENSES:
   Research and development                              773,000                698,000             11,424,000
   General and administrative                          1,866,000              1,902,000             16,907,000
   Writedown of inventory
      & intangibles                                        5,000                      0              1,861,000
                                                   -----------------------------------------------------------
                                                       2,644,000              2,600,000             30,192,000
                                                   -----------------------------------------------------------

   LOSS FROM OPERATIONS                               (2,326,000)            (2,331,000)           (28,244,000)
                                                   -----------------------------------------------------------

OTHER INCOME(EXPENSE) - NET:

   Interest Expense - Related Party                      (72,000)               (70,000)            (8,941,000)

   Interest Expense                                   (3,193,000)            (1,327,000)            (9,997,000)

   Other(net)                                              4,000               (114,000)               193,000
                                                   -----------------------------------------------------------
                                                      (3,261,000)            (1,511,000)           (18,745,000)
                                                   -----------------------------------------------------------

NET LOSS BEFORE INCOME TAXES                          (5,587,000)            (3,842,000)           (46,989,000)

   Sale of New Jersey net operating
    loss carryforwards                                    90,000                243,000              1,685,000
                                                   -----------------------------------------------------------

   NET LOSS                                         $ (5,497,000)          $ (3,599,000)          $(45,304,000)
                                                    ==========================================================

BASIC AND DILUTED LOSS PER COMMON SHARE             $      (0.53)          $ (12.54)
                                                    ================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED                10,379,064             287,000
                                                    ================================

                                             XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                       CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                               FOR THE PERIOD MARCH 15, 1990 (DATE OF INCEPTION) TO DECEMBER 31, 2003

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                  Number                Unearned      Additional Paid-    During
                                                                    of         Par     Compensation    In-Capital (As   Development
                                                                  Shares      Value       Expense       Reclassified)      Stage
                                                              ---------------------------------------------------------------------
    Common stock issued to Dr. Pandey in 1990 in exchange
      for equipment  recorded at transferor's cost                     -    $    -     $   -         $    125,000

    Laboratory and research equipment contributed to
      capital by Dr. Pandey in 1990 and 1991                           -         -         -              341,000

    Contribution to capital relating to unconsummated
      acquisition in 1992                                              -         -         -               95,000

    Exchange of securities of newly formed parent for
      outstanding securities of entities owned by Dr. Pandey        1,000        -         -           13,840,000

    Initial public offering in 1995 at $ 5 per share,
     less related expenses                                          1,000        -         -            4,543,000

    Stock options granted at exercise prices below market:
                                          1994                         -         -         -               51,000
                                          1995                         -         -         -            1,110,000
                                          1996                         -         -         -               18,000
                                          1997                         -         -         -               31,000

    Private placements, less related expenses:
      In 1995 at $ 3.00 per share                                      -         -         -              389,000
      In 1996 at $ 3.00 per share, net of a related 66,000
        shares returned by Dr. Pandey                                  -         -         -               53,000
      In 1997 at $ 0.05 per share                                  15,000        -         -            2,291,000

    Shares issued in 1996 at $ 0.38 per share upon
      termination of agreement to sell a minority interest
      in a subsidiary                                                  -         -         -              100,000

    Conversion of preferred stock into common
      stock at $ 1.25 to $ 1.75 per share less
       related costs:
                                            In 1996                 1,000       -          -            1,995,000
                                            In 1997                15,000     1,000        -            2,131,000

    Conversion of debt into common stock in 1996
      at $ 0.25 per share.                                             -        -          -              369,000

    Shares issued in settlement of a lawsuit in
      1996 valued at $ 1.31 per share                                  -        -          -               33,000

    Conversion of Dr. Pandey's preferred stock
      and debt into common stock in 1997 at
      $ 0.0625 per share                                            6,000       -          -            1,214,000

    Other                                                             -         -          -               16,000

    Private placement at $ 0.05 per share                           4,000       -          -              559,000

    Contribution to capital by stockholders of
        equity interest in Xechem India                                -        -          -                79,000

    Conversion of debt into common stock
        at $ 0.05 per share                                         3,000       -          -              440,000

    Stock issued to Fortress Financial at $ 0.0001 per share          -         -          -                 -

    Return of capital to David Blech or his designees                 -         -          -             (261,000)

    Sale of common stock in 1999 pursuant to Blech agreement
      at $ 0.01 per share                                           15,000    1,000        -              444,000

    Conversion of debt due related parties in 1999 at
      $ 0.01 per share                                              15,000      -          -              360,000

    Shares issued to directors , employees and consultant
      in 1999  for services valued at $ 0.037 per share             4,000       -          -              410,000
     Capital arising from issuance of Class C Stock
      (Note 7):
          Series 4                                                    -         -          -              400,000
          Series 5                                                    -         -          -            1,564,000

     Net loss from inception to December 31, 1999                                                                     (32,493,000)
                                                              ---------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                                       80,000  $   2,000   $   -        $ 32,740,000   $ (32,493,000)

                                             XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                       CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                               FOR THE PERIOD MARCH 15, 1990 (DATE OF INCEPTION) TO DECEMBER 31, 2003

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                  Number                Unearned      Additional Paid-    During
                                                                    of         Par     Compensation    In-Capital (As   Development
                                                                  Shares      Value       Expense       Reclassified)      Stage
                                                              ----------------------------------------------------------------------
 Stock options exercised at $ .01 per share                           -          -         -                4,000

  Issuance of 1,500,000 options at $.01 per share
     with a FMV of $ .06  per share for services rendered             -          -         -               75,000

 Conversion of Class C preferred stock to common shares             27,000      1,000       -              (1,000)

 Conversion of debt to shares of Common Stock @ $0.01 per
     share                                                           5,000        -         -             164,000

 Private placement of shares of Common Stock @ $0.08
     per share                                                         -          -         -              80,000

 Issuance of Common Stock  @ $0.096  per share for
     services rendered                                               1,000        -         -             107,000

 Stock options exercised at $ .01 per share with a
     FMV of $0.076  per share                                          -          -         -               5,000

 Conversion of debt to shares of Common Stock
     @ $0.01 per share                                               1,000        -         -              22,000

 Stock options exercised at $ .01 per share                            -          -         -               1,000

 Beneficial Conversion feature of notes payable                        -          -         -             286,000

 Charge to operations resulting from Options
     granted to Directors, Consultants and Employees                   -          -         -             192,000

 Unearned Stock Compensation Expense Related to
  Options granted to Directors,Consultants and Employees              -          -     (406,000)          406,000

 Increase in Equity Interest in Xechem India                          -          -         -               19,000

    Net loss for year ended December 31, 2000                         -          -         -                 -        (1,971,000)

                                                              ---------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                                     114,000  $ 3,000     (406,000)     $ 34,100,000   $ (34,464,000)

 Stock issued for services rendered                                 2,000       -         -               68,000

  Amortization of unearned stock compensation                         -          -      197,000              -

 Stock options exercised at $ .01 per share                           -          -         -                6,000

 Beneficial Conversion feature of notes payable                       -          -         -              216,000

 Unearned Stock Compensation Expense Related to
  Options granted to Directors and Employees                          -          -      (75,000)           76,000

 Stock Options Granted to Consultants                                 -          -         -               16,000

 Stock issued for cancellation of indebtedness                      1,000        -         -               15,000

Shares issued upon conversion of debentures                         9,000    1,000         -               68,000

    Net loss for year ended December 31, 2001                         -          -         -                 -        (1,744,000)

                                                              --------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2001                                     126,000  $ 4,000     (284,000)     $ 34,565,000   $ (36,208,000)

Shares issued upon conversion of debentures
     @ $  .001 per share                                           44,000    1,000                        188,000

Stock issued for services rendered @ $.007 per share                  -                                   10,000

Stock options exercised @ $ .01/share                                 -

Amortization of unearned stock compensation                                             45,000

Beneficial conversion feature of notes payable                                                             52,000

                                             XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                       CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                               FOR THE PERIOD MARCH 15, 1990 (DATE OF INCEPTION) TO DECEMBER 31, 2003

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                  Number                Unearned      Additional Paid-    During
                                                                    of         Par     Compensation    In-Capital (As   Development
                                                                  Shares      Value       Expense       Reclassified)      Stage
                                                              ----------------------------------------------------------------------
Shares issued upon conversion of debentures@
   $ .001 per share                                                 20,000     1,000                       74,000

Amortization of unearned stock compensation                                            44,000

Stock options issued @$ .006/share : 16,000,000 options                               160,000)            160,000

Amortization of stock options compensatory
     charge over service period                                                         40,000

Stock options exercised @ $ .006/share                             2,000                                   30,000

Beneficial conversion feature of debentures                                                               148,000

Record value of warrants issued                                                                           272,000

Beneficial conversion feature of notes payable                                                             35,000

Shares issued upon conversion of debentures@
     $  .001 per share                                             95,000     3,000                       318,000

Stock issued for services rendered @ $  .003 per share              7,000                                  60,000

Amortization of unearned stock compensation                                             45,000

Amortization of beneficial conversion feature of
     notes payable                                                                                        104,000

Amortization of stock options compensatory charge
     over service period                                                                40,000

Shares issued upon conversion of debentures
     @ $  .0005 per share                                         362,000    11,000                       533,000

Stock issued for services rendered @ $  .0007 per share             3,000                                   7,000

Amortization of unearned stock compensation                                             32,000

Amortization of beneficial conversion feature of notes
     payable                                                                                              662,000

Amortization of stock options compensatory charge
     over service period                                                                40,000

Finders fee for convertible debt issuance                                                                (130,000)

Record debt discount on notes & debentures                                                              1,068,000

Cost incurred with stock options issued for service                                                        18,000

  Net loss for the year ended December 31, 2002                                                                       (3,599,000)
                                                              --------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2002 (AS RECLASSIFIED)                   659,000  $ 20,000  $(158,000)      $ 38,174,000   $ (39,807,000)

Effect of Reverse Stock Split                                                (20,000)                     20,000

Shares issued upon conversion of notes @ an avg of
   $ .0002 per share                                              422,000                                253,000

Shares issued upon conversion of notes @ an avg of
   $ .00006 per share                                             972,000                                171,000

Shares issued upon conversion of notes & debentures
   @ $ .000025 per share                                        1,091,000                                 84,000

Reverse split

Shares issued upon conversion of notes @ an avg of
     $  .06 per share                                             789,000                                 47,000

Shares issued upon conversion of notes @ an avg of
     $  .055 per share                                             63,000                                  3,000

Shares issued upon conversion of notes @ an avg of
    $  .03 per share                                           10,673,000                                320,000

Shares issued upon conversion of notes @ an avg of
    $  .0025 per share                                         49,571,000                                125,000

Amortization of unearned stock compensation                                            158,000

Fair value of shares to be issued in conjunction
   with loans                                                                                             78,000

Fair value of shares to be issued in conjunction
     with consulting                                                                                      25,000

Issuance of warrants                                                                                   1,330,000

Beneficial conversion feature of loans                                                                    70,000

Capitalization of deferred finance charges                                                            15,733,000


  Net loss for the year ended December 31, 2003                                                                      (5,497,000)
                                                              --------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2003                                 64,240,000     $  -     $     -        $ 56,433,000  $ (45,304,000)
                                                              ====================================================================

                                     XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE ENTERPRISE)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Cumulative from
                                                                                          March 15, 1990 (date of
                                                            Years ended December  31,     inception) to December 31,
                                                           --------------------------   --------------------------

                                                              2003               2002              2003
                                                          ------------      ------------      ------------
Cash flows from operating activities:
    Net loss                                              $ (5,497,000)     $ (3,599,000)     $(45,304,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                              81,000           118,000         1,168,000
      Amortization                                              68,000            68,000           877,000
      Amortization of beneficial conversion features           970,000           453,000         1,423,000
      Amortization of warrants issued                          136,000            79,000           215,000
      Stock options issued                                        --             160,000           160,000
      Unearned compensation                                    158,000           126,000           284,000
      Interest and compensation expense in connection
        with issuance of equity securities                     230,000         1,079,000        18,823,000
      Write down of inventories                                  5,000              --           1,344,000
      Write down of patents                                       --                --             517,000
      Loss on investment in related party                         --                --              89,000
     Amortization of deferred financing charges              1,748,000              --           1,748,000
     Amortization of deferred consulting charge                 55,000              --              55,000

    Changes in operating assets and liabilities
      (Increase) decrease in:
        Accounts receivable-Net Operating Loss                    --             452,000              --
        Accounts receivable                                     (5,000)           40,000           (27,000)
        Inventories                                               --              (4,000)       (1,339,000)
        Prepaid expenses and other current assest             (108,000)             --              19,000
        Other                                                     --              (5,000)          (20,000)
      Increase (decrease) in:
        Accounts payable                                       (36,000)         (320,000)          624,000
        Other current liabilities                               (1,000)          (64,000)          (35,000)
        Accrued expenses                                       240,000           145,000           968,000
                                                          ------------      ------------      ------------
Net cash flows used in operating activities                 (1,956,000)       (1,272,000)      (18,411,000)
                                                          ------------      ------------      ------------


                                           XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (continued)


                                                                                                          Cumulative from
                                                                                                     March 15, 1990 (date of
                                                                        Years ended December  31,    inception) to December 31,
                                                                       --------------------------   --------------------------
                                                                          2003               2002               2003
                                                                       ------------      ------------      ------------

 Net cash flows from operating activities                               (1,956,000)       (1,272,000)      (18,411,000)

Cash flows from (used in) investing activities:
    Patent issuance costs                                                    --                --            (548,000)
    Purchases of equipment and leasehold improvements                     (20,000)          (21,000)       (2,121,000)
    Investment in unconsolidated entity and others                           --                --             (23,000)
    Other                                                                    --                --              (8,000)
                                                                     ------------      ------------      ------------
Net cash flows used in investing activities:                              (20,000)          (21,000)       (2,700,000)
                                                                     ------------      ------------      ------------
Cash flows from (used in) financing activities:
    Proceeds from related party loans                                     142,000            95,000         2,197,000
    Proceeds from notes payable and convertible notes                   2,367,000         1,178,000         4,173,000
    Proceeds from short term loans                                           --              55,000         4,166,000
    Capital contribution                                                     --                --              95,000
    Net payments on capital leases                                        (13,000)           (7,000)          (20,000)
    Payments on interim loans                                                --            (110,000)         (608,000)
    Payments on notes payable - others                                       --             (54,000)         (579,000)
    Payments on stockholder loans                                         (75,000)             --            (647,000)
    Proceeds from issuance of capital stock                                  --              30,000        12,914,000
                                                                     ------------      ------------      ------------
     Net cash flows from financing activities:                          2,421,000         1,187,000        21,691,000
                                                                     ------------      ------------      ------------
    Net change in cash                                                    445,000          (106,000)          580,000
Cash, beginning of period                                                 135,000           241,000              --
                                                                     ------------      ------------      ------------
     end of period                                                   $    580,000      $    135,000      $    580,000
                                                                     ============      ============      ============
Supplemental disclosures of cash flow information:
    Cash paid during the periods for:
      Interest paid - related party                                  $     33,000      $     27,000      $    284,000
                                                                     ============      ============      ============
     Interest paid - other                                           $      3,000      $      8,000      $    179,000
                                                                     ============      ============      ============
Noncash financing and investing activities

   Net assets of Xechem India contributed to capital and
    minority interest                                                $       --        $       --        $    118,000
                                                                     ============      ============      ============
   Liabilities exchanged for preferred and common stock              $       --        $     95,000      $  1,271,000
                                                                     ============      ============      ============
   Equipment purchased through financing                             $    102,000      $     32,000      $    134,000
                                                                     ============      ============      ============
   Securities issued as payment on related party note                $       --        $     20,000      $     20,000
                                                                     ============      ============      ============
   Shares issued upon conversion of debentures, notes
       and related interst                                           $  1,003,000      $     16,000      $  1,137,000
                                                                     ============      ============      ============
  Convertible notes refinanced by notes payable                      $    367,000      $       --        $    367,000
                                                                     ============      ============      ============
   Warrants Issued                                                   $       --        $    193,000      $    193,000
                                                                     ============      ============      ============
   Warrants Issued for services                                      $  1,330,000      $       --        $  1,330,000
                                                                     ============      ============      ============
   Debt Discount related to financing agreements                     $     70,000      $       --        $     70,000
                                                                     ============      ============      ============
   Deferred Financing Charges associated with financing agreement    $ 15,733,000      $       --        $ 15,733,000
                                                                     ============      ============      ============

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1    NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIE:

NATURE OF THE BUSINESS

We are engaged in one business segment, the research and technology development of generic and proprietary drugs from natural sources. Research and development efforts focus principally on antifungal, anticancer, antiviral (including anti-AIDS) and anti-inflammatory compounds, as well as antiaging and memory enhancing compounds. We are also focusing on phytopharmaceuticals and other proprietary technologies for orphan diseases. An orphan disease is defined in the U.S. as: (1) a rare disease that affects fewer than 200,000 people; or (2) a common disease that has been ignored because it is less prominent in the U.S. compared with developing nations. The Company's lead project involves the development of a phytopharmaceutical product, NICOSAN(TM) (HEMOXIN(TM)), which has received Food and Drug Administration (FDA)-designated orphan drug status as the first definitive therapy for sickle cell disease (SCD). SCD is an inherited disease characterized by the deformation of red blood cells (RBCS) and their subsequent inability to transport oxygen throughout the body, resulting in episodes of excruciating pain and decreased life expectancy. In the U.S., most cases of SCD occur among African-Americans and Hispanics of Caribbean ancestry, with approximately one in every 400 African-Americans suffering with the disease.

We recently acquired Ceptor Corporation ("Ceptor") (SEE NOTE 17 - SUBSEQUENT EVENTS). Ceptor has a proprietary, platform technology that is being developed to treat muscular dystrophy, multiple sclerosis, Amyotrophic Lateral Sclerosis
(ALS), epilepsy, retinal degeneration ototoxicity, nerve damage, and muscle wasting.

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

We are a development stage company, with limited history of operations and have earned minimal revenues from operations to date. Operations from inception have consisted primarily of financial planning, raising capital, and research and development activities. We do not have any products approved for sale outside of Africa (SEE NOTE 7) at the present time. There can be no assurance that we will be successful in obtaining regulatory clearance for the sale of existing or any future products or that any of the Company's products will be commercially viable.

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Xechem International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc., XetaPharm, Inc., and Xechem (India) Pvt. Ltd. which is substantially owned by Xechem (collectively the "Company"). All inter-company transactions and balances have been eliminated in consolidation.

We own 45% of Xechem China ("China"). Xechem's investment in China is carried under the equity method of accounting, as we do not control the operations of this joint venture (sEE NOTE 10).

DEVELOPMENT STAGE CORPORATION - The accompanying consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises."

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year's presentation (ALSO, SEE NOTE 2).

REVENUE RECOGNITION - We record revenue when all contracted services have been performed or when products have been shipped to the customer.

FINANCIAL INSTRUMENTS - Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, notes and loans payable. The fair value of such instruments approximates the carrying value. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on information available to management. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

We follow the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at their fair value. The accounting for the gains or losses resulting from changes in the values of those derivatives would be dependent on the use of the derivative and whether it qualifies for hedge accounting. As of December 31, 2003, we do not have any derivative instruments.

CONCENTRATION OF CREDIT RISK - We maintain cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per account. At times, such balances may be in excess of the FDIC insurance limit. Management monitors the soundness of these institutions and considers the Company's risk negligible.

INVENTORIES - Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories at December 31, 2002 were principally comprised of raw materials from our subsidiary Xechem (India) Pvt. Ltd. In 2003 the India inventory was completely reserved for due to age and inactivity.

LONG-LIVED ASSETS - We assess the impairment of long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Long-lived assets, if impaired, are written down to fair value, if lower then the carrying cost, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives.

FOREIGN CURRENCY TRANSLATION - The consolidated financial statements of the foreign affiliates have been translated at current exchange rates for balance sheet items and at average rates for income and expense items. The effect of foreign currency translation is included in the consolidated statements of operations, as the effects are not material. Transaction adjustments are included in operations.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Equipment and leasehold improvements are recorded at stated cost less accumulated depreciation. Depreciation and amortization are provided using the straight-line method over estimated lives of 5 to 15 years. Depreciation and amortization expense for equipment and leasehold improvements for the years ended December 31, 2003 and 2002 was approximately $149,000 and $186,000, respectively. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred.

ASSETS UNDER CAPITAL LEASE - Certain equipment is leased from third parties through lease agreements and are treated as capital leases (SEE NOTE 15). The Company anticipates acquiring the machines at the stated option prices at the end of the lease terms. These assets are included in equipment.

DEFERRED FINANCING CHARGES - Deferred financing charges, which represent costs associated with obtaining long-term financing, are capitalized. The costs generally represent the value of warrants issued in connection with financing arrangements and the intrinsic value of any beneficial conversion feature associated with the underlying debt. The charges are amortized over the life of the loan or over the time period until the loan may be converted into stock. Amortization expense relating to deferred financing charges amounted to approximately $494,000 and $ -0- for the years ended December 31, 2003 and 2002, respectively.

DEFERRED CONSULTING CHARGES - Deferred consulting charges represent the value of warrants issued in connection with a long-term consulting arrangement. The charges are amortized over the life of the contract.

PATENTS - The cost of patents is charged to operations when incurred, as no value is assigned to the patents due to the uncertainty of realization of value.

CONCENTRATION OF DEBT - We have a concentration of debt with one creditor (Marjorie Chassman, "Chassman"). Under the terms of the agreement (SEE NOTE 17-SUBSEQUENT EVENTS) we are to receive significant advances during 2004 which are necessary to fund our current operations and have issued to this investor options to convert various debt into common stock. We are therefore dependent upon this debt holder to meet their funding requirements. In addition, this investor and her affiliates hold the outstanding convertible notes (SEE NOTE 12) and convertible debentures (SEE NOTE 13) as of December 31, 2003.

RESEARCH AND DEVELOPMENT COSTS - Expenditures for research and development activities are charged to operations as incurred.

STOCK-BASED COMPENSATION - We account for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", using an intrinsic value approach to measure compensation expense, if any. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Options issued to non-employees are accounted for in accordance with SFAS 123, "Accounting for Stock-Based Compensation", and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services", using a fair value approach.
SFAS No. 123 established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net loss and net loss per common share would have decreased to the pro forma amounts indicated in the table below.

                                                 YEAR ENDED DECEMBER 31,

                                                2003                2002
                                                ----                ----
Net Loss (in Thousands):
     As Reported                           $    ( 5,547)       $     (3,599)
     Pro Forma                             $    ( 5,107)       $     (3,618)

Net Loss Per Share:
     As Reported                           $      (0.53)       $     (12.54)
     Pro Forma                             $      (0.49)       $     (12.54)

In 2003, no options were granted to employees, directors, consultants, and attorneys as incentives and bonuses.

INCOME TAXES - Income taxes are provided based on the asset and liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or the entire deferred tax asset will not be realized. Prior to the consummation of Xechem's initial public offering (in May 1994), we were an "S" corporation, and, as such, losses incurred from the date of inception to April 26, 1994 are not available to us as tax loss carryforwards.

ADVERTISING COSTS - Advertising costs are expensed as incurred. During 2003 and 2002, advertising expenses were approximately $26,000 and $56,000, respectively.

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

NET LOSS PER SHARE - Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share is computed by dividing the loss for the period by the weighted-average number of common shares outstanding for the period adjusted for the diluted effect of any potential common stock issueable during the period. The shares issueable upon the exercise of outstanding warrants, options and convertible debentures have been excluded since the effect would be anti-dilutive, due to net losses for all periods presented. Accordingly, diluted loss per share is the same as basic loss per share for all periods reported.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS - In November 2002, the Emerging Issues Task Force, "EITF", reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Elements" (EITF No. 00-21), which addresses certain aspects of accounting for arrangements that include multiple products or services. Specifically this issue states that in an arrangement with multiple deliverables, the delivered items should be considered a separate unit of accounting if: (1) the delivered items have value to the customer on a stand alone basis, (2) there is objective and reliable evidence of the fair value of the undelivered items, and (3) the arrangement includes a general right of return relative to the delivered item, and delivery or performance of the undelivered items is considered probable and substantially within the Company's control. Additionally, the Issue states that the consideration should be allocated among the separate units of accounting based upon their relative fair values. If there is objective and reliable evidence of the fair value of the undelivered items in an arrangement, but no such evidence for the delivered items, then the residual method should be used to allocate the consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total consideration less the aggregate fair value of the undelivered items. Accordingly, the application of EITF No. 00-21 may impact the timing of revenue recognition as well as the allocation between products and services. The adoption of EITF No. 00-21 for transactions entered into after July 1, 2003 did not have a significant impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either
(i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December
2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities ("SPEs") created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. In 2003 the Company identified its 45% ownership interest in Xechem Pharmaceuticals, Nigeria, Limited ("Xechem Nigeria") as an arrangement with a variable interest entity that will require consolidation of their financial information in our financial statements at a future date. As of December 31, 2003, Xechem Nigeria has not commenced operations, and we have expended funds in conjunction with various expenses incurred with the formation of Xechem Nigeria.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting a cumulative effect of a change in an accounting principal of financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial position or results of operations.

NOTE 2   RECLASSIFICATION

Subsequent to the issuance of its financial statements for the year ended December 31, 2002, management determined that certain amounts in the 2002 financial statements should be reclassified. The unamortized beneficial conversion features associated with convertible notes and debentures was not reflected in the statement of stockholders `equity (deficit) or shown net against the underlying debt. This reclassification resulted in a decrease in convertible notes from $1,308,000 to $368,000, a decrease in convertible debentures from $144,000 to $16,000, an increase in additional paid in capital from $37,106,000 to $38,174,000 and an increase in total stockholders' equity from a deficit of $100,000 to equity of $1,771,000.

NOTE 3   OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT'S PLANS TO OVERCOME
         THEM:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, we have incurred net losses for the years ended December 31, 2003 and 2002 and we have an accumulated deficit and cumulative negative cash flows from operations since inception. We are in the development stage and have realized minimal revenues to date. Our research and development activities are at an early stage and the time and money required to develop the commercial value and marketability of our proposed products will require significant cash expenditures for an indefinite period in the future. In order to meet these cash needs, we have entered into two recent financing agreements.

         1. We have entered into a letter agreement ("Chassman Agreement") dated November 11, 2003 with Chassman and designees (the "Investor") to issue $6,000,000 of unsecured promissory notes (the "New Notes") over a 12 month period, to be funded: (i) $700,000 by November 25, 2003; (ii) $650,000 by December 24, 2003; (iii) $500,000 per month for January and February, 2004; (iv) $450,000 for March, April and May, 2004; (v) $400,000 for June, July, August, September and October, 2004; and (vi) $300,000 for November, 2004. Proceeds from the loans for 2004 are due on the first business day of the month, subject to a 30-day grace period. The New Notes will bear interest at 8% per annum and mature 18 months from the date of the agreement. The funding of the New Notes was conditioned upon satisfaction and subject to all of other matters discussed below and execution of definitive documents consistent with the letter agreement (SEE NOTE 17 - SUBSEQUENT EVENTS).

         2. We have entered into a series of definitive agreements with Alembic, Limited ("Alembic Loan") on April 7, 2004 which contemplates the funding of a $3,000,000 convertible loan in six $500,000 tranches, issuance of a warrant to purchase 10,000,000 shares of common stock and payment of certain royalties to Alembic over a fifteen year period in connection with sales of NICOSAN(TM)/HEMOXIN(TM) in Africa, and a lesser royalty in connection with sales of such product in the United States (SEE NOTE 17 - SUBSEQUENT EVENTS).

In view of the matters described in the previous paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which, in turn, are dependent upon our ability to meet our financing requirements on a continuous basis and to succeed in our future operations. However, there can be no assurances that we will be able to meet our financing requirements and succeed in our future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

MANAGEMENT'S PLANS WITH RESPECT TO THIS SITUATION INCLUDE THE FOLLOWING:

We have financed research and development activities principally through capital contributions and loans made by our stockholders, other investors, banks, and through funds received from the sale of State of New Jersey NOL's (net operating losses) through the New Jersey State Tax Credit Transfer program.

During the year ended December 31, 2003 compared to the year ending December 31, 2002, we have maintained administrative and research expenses and our monthly cash requirements. For the year ending December 31, 2004 as our business development activities increase we expect the following:

In 2004 we are finalizing testing and formulation of our new nutraceutical NICOSAN(TM), a sickle cell drug. We plan on starting construction of our own facility in Nigeria in 2004, beginning production by the end of the year and for sales to begin in Nigeria in the first quarter of 2005.

We expect to continue our development efforts with respect to antifungal, anticancer, antiviral (including anti-AIDS) and anti-inflammatory compounds, as well as antiaging and memory enhancing compounds. Although we do not expect product revenues from these sources in 2004, we anticipate that these development activities may allow us to enter into more favorable licensing and/or investment arrangements.

We secured financing through two loans, the Chassman Agreement ($6 million loan commitment) and the Alembic Loan ($3 million commitment), which we feel will meet our current needs, provided the funding of such loans is fully adhered to. We will need to generate funds from operations and/or debt and equity funding sources to enable us to repay such loans and our other outstanding debt.


We are attempting to raise outside financing through the issuance of equity securities or other instruments, although no agreements are currently in place.

In addition, we have issued, and plan to continue issuing equity securities, where possible, to obtain services, without expending cash. We also plan to continue receiving cash from the sale of our New Jersey net operating losses.


NOTE 4    INCOME TAXES

We have not provided for income taxes since we have generated net operating losses for current tax purposes, and all deferred tax assets have been fully reserved. As of December 31, 2003, we had net operating loss carryforwards ("NOL") for federal income tax purposes of approximately $27.2 million, of which a portion begins to expire in 2009 and fully expires in 2023. As Xechem continues to sell stock, Xechem may undergo ownership changes within the meaning of Section 382 of the Internal Revenue Code of 1986 as amended (the "Code"). Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating losses and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percent change in ownership occurs. Accordingly, the actual utilization of the net operating loss carryforward and other deferred tax assets for tax purposes may be limited annually to the percentage (approximately 4%) of the fair market value of the Company at the time of any such ownership changes.

As of December 31, 2003 and 2002, we have a deferred tax asset of approximately $9 million and $8 million respectively, primarily arising from our net operating losses. A full valuation allowance has been provided because management believes it is more likely than not that it will not be realized.

The provision for income taxes is summarized as follows:



                                                       2003             2002
                                                       ----             ----

Federal
            Current                                  $    --          $    --
            Deferred (benefit), net                  $(926,000)       $(938,000)
            Valuation allowance                      $ 926,000        $ 938,000
     Total Federal                                   $    --          $    --

State
            Current                                  $ (90,000)       $(243,000)
            Deferred (benefit), net                  $(237,000)       $(129,000)
            Valuation allowance                      $ 237,000        $ 129,000
      Total State                                    $ (90,000)       $(243,000)
Total income tax benefit                             $ (90,000)       $(243,000)


Significant components of deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

                                                   2003             2002
                                                   ----             ----

Deferred tax assets:
     Net operating loss carryforwards            $ 9,025,000       $ 8,099,000
     Total deferred tax assets before
        valuation allowance                      $ 9,025,000       $ 8,099,000

    Valuation allowance                          $(9,025,000)      $(8,099,000)
Net deferred tax asset                           $      -          $      -

A reconciliation from the Federal income tax benefit at the statutory rate to the effective rate is as follows:

                                                     2003               2002
                                                     ----               ----
Tax benefit at Federal statutory rate               (34.0)%            (34.0)%
State income taxes, net of Federal benefit           (1.6)%               -
Permanent difference                                 17.5%              6.1%
Valuation allowance                                  16.5%              27.9%

Effective tax rate                                  (1.6)%                -

As of December 31, 2003, we recorded no deferred tax asset. The future expected benefit from the realization of the net operating losses was fully offset by a related valuation allowance. A full valuation allowance was recorded due to management's uncertainty about the realizability of the related tax benefits as of December 31, 2003. However, the amount of the deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

During December of 2003, we received approval from the New Jersey Economic Development Authority ("NJEDA") to sell approximately $109,000 of tax benefits generated from NOL's. Under the terms of this NJEDA program, the proceeds of the sale had to be used for the purchase of fixed assets, working capital and any other expenses determined by the NJEDA to be in conformity with the New Jersey Emerging Technology and Biotechnology Financial Assistance Act. During 2003 and 2002, Xechem and its subsidiaries transferred the tax benefits of $109,000 and $303,000 in exchange for $100,000 and $243,000 respectively, pursuant to the New Jersey State Tax Credit Transfer program. We received $90,000 net pursuant to this program in December 2003.

Since 1994, the Company has approximate net operating loss carryforwards for Federal income tax purposes, which expire as follows:

                          AMOUNT                        EXPIRATION DATE
                          ------                        ---------------

                        $3,170,000                                2009
                         3,183,000                                2010
                         3,218,000                                2011
                         3,762,000                                2012
                         1,992,000                                2018
                         2,257,000                                2019
                         1,863,000                                2020
                         1,604,000                                2021
                         3,482,000                                2022
                         2,636,000                                2023
                      $27,167,000

NOTE 5   RELATED PARTY TRANSACTIONS

Notes Payable - Related Party consists of
   the following:                                       DECEMBER 31,
                                                   ----------------------
                                                      2003       2002
                                                   ---------    ---------
Loans Payable - Dr. Renuka Misra (1)               $ 298,000    $ 298,000
Loans Payable - Beverly Robbins (2)                  218,000      195,000
Loans Payable - Xechem China (3)                     140,000     140,000
Loans Payable - Dr. Pandey (4)                       200,000      244,000
Loans Payable - Family Members of Dr. Pandey (5)      88,000        --
                                                   ---------    ---------
Sub-total                                            944,000      877,000
Less Debt Discount                                     9,000         --
                                                   ---------    ---------

Total Notes Payable                                  935,000      877,000
Less Current Portion                                 595,000      493,000
                                                   ---------    ---------
Total Long Term Notes Payable                      $ 340,000    $ 384,000
                                                   =========    =========

(1) Xechem has a note payable to Dr. Renuka Misra, director of Natural Products, for approximately $298,000 with 12% annual interest due September 20, 2004.

(2) Xechem has received funding from Beverly Robbins, a sales and marketing representative totaling $218,000 and $195,000 as of December 31, 2003 and 2002, respectively. The note requires monthly interest payments and is due on demand.

(3) We received $140,000 during the year ended December 31, 2000 from Xechem China pursuant to an interest free loan. Although an additional $340,000 was due Xechem under the original loan terms, no amounts have been received since 2000 and it is unlikely any additional amounts will be received. The loan advanced by Xechem China shall be repaid by Xechem out of its share in the dividends or distribution of Xechem China. Since Xechem China had no activity in 2003 or 2002 and no foreseeable profits in the near future there will not be any short-term repayment to Xechem China (SEE NOTE 10).

(4) Xechem owes Dr. Pandey, Chairman of the Board, $783,000 as of December 31, 2003 from an interest bearing advance of $200,000 at 10% per annum (above) and, accrued interest of $199,000 and accrued salary of $384,000, which is included in accrued expenses to related parties. The advance will be due when Xechem is no longer a development stage entity; according to terms of the Chassman Agreement, Dr. Pandey was to be repaid $150,000 from proceeds of the loan, of which $75,000 was repaid as of December 31, 2003. At December 31, 2002, Xechem owed Dr. Pandey $776,000.

(5) In 2003, we have received $88,000 from members of Dr. Pandey's family in the form of eight short-term notes. The due dates of the notes range from three months to one year with interest from 8% - 12% with accrued interest as of December 31, 2003 of $4,033. Four of the note holders are to be issued 360,000 shares of our common stock; this resulted in a charge to operations of $77,800 for the fair value of the common stock on the date the agreement was entered into. As of December 31, 2003 the underlying 360,000 shares remain to be issued. Two notes totaling $20,000 can be converted into common stock with a conversion price of $ 0.01. The intrinsic value of the beneficial conversion feature of $20,000 has been allocated to paid-in capital. This resulting debt discount is being amortized over the term of the notes.

Interest expense for related parties totaled approximately $72,000 and $70,000 for the years ended December 31, 2003 and 2002, respectively.

XECHEM INDIA - Xechem currently receives its supplies of plant extracts from India through informal collaborative relationships. Dr. Pandey and his brothers have incorporated a corporation in India, Xechem (India) Pvt. Ltd., ("Xechem India"), which was established to formalize such relationships by obtaining contracts for dependable supplies of plants and other raw materials. Based on its discussions with Indian sources for such materials, Xechem believed that an Indian corporation would obtain such contracts on significantly better terms than would a United States-based corporation. Xechem India may also conduct certain research, manufacturing, and marketing activities in India. In 1998, as a contribution to Xechem's capital, Dr. Pandey transferred his 66-2/3% interest in Xechem India to Xechem for no consideration other than reimbursement of amounts Dr. Pandey advanced for organizational expenses (approximately $5,000). Dr. Pandey's brothers will initially own the remaining equity in Xechem India, some or all of which Xechem anticipates will be made available to other, unrelated, persons in India. The minority interest in Xechem India is not material.

LEASES - Dr. Pandey owns 25% of the lessor of our operating facility as a limited partner (SEE NOTE 7).

NOTE 6  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                         December 31,
                                      -------------------
                                        2003        2002
                                      --------   --------
General Account Payable and Accrued   $162,000   $280,000
 Expenses
Accrued Legal                          457,000    357,000
 Operating  Expenses                   262,000    111,000
 License Agreement Fees                100,000    100,000
                                      --------   --------
 TOTAL ACCOUNTS PAYABLE AND ACCRUED   $981,000   $848,000
 EXPENSES                             ========   ========

NOTE 7 COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

Employment Contracts - Dr. Pandey has been employed pursuant to an employment agreement dated February 1994, which expired on its tenth anniversary. The Board of Directors has approved an increase in his base compensation to $350,000 per annum and further agreed pursuant to the Chassman Agreement to the grant of the common stock purchase option referenced below (yet to be codified in writing). A renewed employment agreement has not yet been negotiated or finalized. It is expected that Dr. Pandey's employment agreement, when and if executed, will contain a provision similar to the former agreement which called for payment of a royalty payment in the amount of 2 1/2% of our net profits before taxes, as determined under generally accepted accounting principles, with respect to any products developed by Xechem during Dr. Pandey's tenure with Xechem whether prior to or after the term of the employment agreement.

As set forth in the Chassman Agreement, Xechem has agreed that Dr. Pandey will be entitled to purchase at $0.0001 per share an amount of common stock for a five-year period from November 11, 2003 (fully-vested with piggyback registration rights) 20% of the fully-diluted common stock of the Company then outstanding, plus after giving effect to issuances that may result from the following: (i) shares issuable with respect to conversion of the debentures pursuant to the Chassman Agreement and the warrants issuable to Ms. Chassman;
(ii) shares issuable to William Pursley pursuant to his option agreement (the option agreement, as negotiated in final, calls for 43,000,000 shares); (iii) shares issuable with respect to conversion to equity, if any, regarding the $1,134,000 in loans (the "BMS Loans") secured by a portion of the proceeds of our lawsuit against Bristol-Myers-Squibb; and (iv) any additional shares issuable to the holders of loans funded per the Chassman Agreement upon conversion of such debt to equity, if any.

Dr. Pandey is also entitled to receive additional voting stock to maintain 20% of the outstanding voting stock, and accordingly we issued 909 and 14 additional Class C shares to Dr. Pandey in 2003 and 2002 respectively with voting rights equal to 909,000 and 138,797 of common stock respectively. We need to issue 680 additional shares to bring his percentage of voting stock to 20% as of December 31, 2003.

Dr. Pandey agreed to defer a portion of compensation otherwise payable to him under these agreements until such time as Xechem has the available funds. At December 31, 2003 and 2002 unpaid compensation totaled approximately $384,000 and $331,000, respectively.

In November, as per the Chassman Agreement, William Pursley was to become Vice Chairman of the Company with oversight of marketing, regulatory affairs and strategic planning for the Company. He received a $25,000 signing bonus and was to be paid consulting fess of $10,000 per month. He was also to receive options the fully diluted common stock outstanding after recapitalization at a price of $0.0025 per share. This option agreement was negotiated in final in 2004 (SEE
NOTE 17 - SUBSEQUENT EVENTS). In December Mr. Pursley became President and COO of Xechem International Inc. at a base salary of $330,000 annually. In March 2004 Mr. Pursley resigned his position with Xechem to become President and CEO of Ceptor (SEE NOTE 17 - SUBSEQUENT EVENTS).

OPERATING LEASES - We have a five-year lease on our facilities, which commenced on July 1, 2002, and ends June 30, 2007. Fixed rent expense for the next four years is as follows:

                        YEAR                         ANNUAL RENT COMMITMENT

                         2004                                 170,600
                         2005                                 177,400
                         2006                                 184,500
                 2007 and thereafter                           94,000
                                                             --------
                        Total                                $626,500
                                                             ========

We are also liable for certain maintenance and utility charges that vary from month to month.

As part of the negotiated terms of the July 2002 lease agreement, past due rental payments totaling approximately $88,000 would have been reduced to approximately $52,000 provided all rent and additional rent is paid on a timely basis from one year as of the date of the agreement. We did not fulfill our obligation under this agreement.

As of December 31, 2003, approximately $88,000 of past due rent is included in accounts payable and the unpaid security deposit of $26,000 is included in accrued expenses.

In 1996, Dr. Pandey purchased a 25% beneficial ownership in the lessor as a limited partner in such entity, which may be deemed to be an affiliate of Dr. Pandey. Rent expense amounted to approximately $183,000 and $128,000 for the years ended December 31, 2003 and 2002, respectively.

In August of 2001 Dr. Pandey entered into a new 36-month car lease with GMAC, payable by Xechem. Total commitments under this lease are $5,832 due in equal monthly payments of $729 in 2004.

LICENSE AGREEMENT - On July 18, 2002, we signed an exclusive worldwide license for the manufacturing, marketing, distribution, and sales of NIPRISAN(TM) from the National Institute of Pharmaceutical Research and Development ("NIPRD"), government of Nigeria, for the treatment of sickle cell disease ("SCD"). NICOSAN(TM) is our name for the non-toxic phytopharmaceutical product formerly named NIPRISAN(TM), a nutraceutical. We are currently in the process of completing for submission of an Investigational New Drug Application ("IND") for this product to the United States Food and Drug Administration ("FDA"). To date, there has been no successful non-toxic drug developed for the treatment of SCD. We agreed to pay NIPRD a running royalty of

7.5 % of the net sales of this product. We have sublicensed this technology by Agreement dated April 7, 2004 to our majority-owned subsidiary, Xechem Pharmaceuticals Nigeria, Limited ("Xechem Nigeria") for the production and sale of NICOSAN(TM) in Nigeria in a three-party agreement with Alembic Limited (SEE
NOTE 17 - SUBSEQUENT EVENTS).

LOVASTATIN AGREEMENT - In March 1997, Xechem acquired a strain and related technology to produce Lovastatin for a total purchase price of $300,000, payable $50,000 upon delivery, $50,000 upon initial laboratory verification, $100,000 upon additional laboratory verification and $100,000 upon the earlier of commercial production or two years after delivery of the strain and related technology. For accounting purposes, the payments have been considered research and development expenses incurred at the earliest date to which they become payable. Through December 31, 1998, a total of $200,000 has been recorded as research and development expense, of which $100,000 has been paid and $100,000 is included in accounts payable at December 31, 2003 and 2002. There has been no activity in 2003 and 2002. Under the terms of the contract we are liable for an additional $100,000 which we do not expect to pay and, therefore, have not recorded it in our results of operations or accrued expenses as of December 31, 2003.

PHARM-OLAM AGREEMENT - In October 2003 we entered into an agreement with Pharm-Olam International Ltd. to perform a Phase IIB study of HEMOXIN(TM) (Niprisan), a novel phytopharma-ceutical, in adult patients with sickle cell anemia. The study should take 12.5 months with a total cost of approximately $193,000 with a $58,000 initial payment made on November 4, 2003.

WOLFE AXELROD AGREEMENT - In December 2003 we entered into an agreement with Wolfe Axelrod Weinberger to serve as our financial public relations counsel for a program of financial communications and investor relations. Under the terms of the agreement, we are obligated for a twenty-four month period, commencing December 15, 2003, with monthly fees of $8,000, increasing to $10,000 upon completion of the Alembic financing (SEE NOTE 17 - SUBSEQUENT EVENTS) plus direct and indirect expenses. In addition, we agreed to issue a warrant to purchase 7,500,000 shares of our common stock (SEE NOTE 8). The fair value of the warrant, calculated using the Black Scholes pricing model, of approximately $1,330,000 has been allocated to paid in capital. The resulting deferred consulting charge is being amortized over the life of the agreement. As of December 31, 2003, the unamortized balance of approximately $1,275,000 is included in deferred consulting charge.

PENDING LITIGATION - We filed an anti-trust lawsuit against Bristol-Myers Squibb on March 17, 2003, to secure damages, injunctive and other equitable relief for Bristol-Myers Squibb's violations of federal and state antitrust laws. The case, filed in the United States District Court, Northern District of Illinois, arises out of Bristol-Meyers Squibb's allegedly unlawful maintenance of a monopoly over the United States market for paclitaxel based anti-cancer drugs and conspiracy to further its monopoly.

Our lawsuit alleges that Bristol-Myers Squibb is liable for violation of Section 2 of the Sherman Act (15 USC 2). We are seeking an award in damages in the sum of at least $50 million dollars and said damages to be trebled to at least $150 million dollars. The case was dismissed in late 2003, and we have since filed an appeal of the dismissal with the U.S. Court of Appeals for the Seventh Circuit. The appeal has been briefed and is awaiting further action by the Court. There can be no assurances as to the outcome of this lawsuit.

In April 2003, a suit was filed against us by our former patent counsel, Dorsey Whitney, LLP seeking legal fees and costs. We settled the lawsuit on August 25, 2003 by entering into a stipulation for confession of judgment in the amount of $200,000, which is included in accounts payable as of December 31, 2003. Execution of the judgment by agreement has been delayed for 12 months. To secure the judgment, we have granted to our former counsel a security interest in the net proceeds of our lawsuit against Bristol Myers Squibb, exclusive of the 40% interest in such lawsuit proceeds assigned to Marjorie Chassman and exclusive of all contingency legal fees payable by us in connection with the lawsuit. As part of the settlement, we provided releases to our former counsel.

Subject to the uncertainty in all litigation, we do not believe at the present time that the resolution of these legal proceedings is likely to have a material adverse effect on our financial position, results of operations or cash flows.

With respect to all litigation, as additional information concerning the estimates used by us become known, we reassess our position with respect to accrued liabilities and other potential exposures.


NOTE 8 STOCK OPTIONS AND WARRANTS:

Xechem's original 1993 stock option plan ("Original Plan") provided for the grant of up to 100,000 shares of Common Stock to employees with incentive stock options ("ISOs") and non qualified stock options to employees, consultants and directors. The Original Plan was administered by the Board of Directors and the stock option committee.

The exercise price of all ISOs granted under the Original Plan must be at least equal to the fair market value of the shares of Common Stock on the date of the grant. With respect to any participant who owns stock possessing more than 10% of the voting power of Xechem's outstanding capital stock, the exercise price of any ISO granted must equal at least 110% of the fair market value on the grant date and the maximum exercise period of the ISO must not exceed five years. The exercise period of any other options granted under the Original Plan may not exceed 11 years (10 years in the case of ISOs). Options begin vesting after one year from the grant date at a rate of 20% per year. In December 1997, an exception was made so that 260 options granted on December 2, 1997 would begin vesting after one year from the grant date at a rate of 33 1/3% per year. In July 2000, an exception was made so that of the 4,400 options granted on July 11, 2000, approximately one third (1/3) vested immediately and the balance would vest equally one year and two years from the grant date. In July 2001, an exception was made so that of the 3,883 options granted on July 9, 2001, approximately one third (1/3) vested immediately and the balance would vest equally one year and two years from the grant date. In November 2002, an exception was made so that of the 50,850 options granted on November 20, 2002 approximately one third (1/3) vested immediately and the balance would vest equally one year and two years from the date of grant.

The Original Plan terminated in December 2003, ten years after the date it was first approved, though awards made prior to termination may expire after that date, depending on when granted.

In December 2003 the Board approved a new Long Term Incentive Plan ("LTIP"). The LTIP is effective, but is subject to ratification by shareholders in order for qualified incentive stock options granted under the LTIP to receive favorable tax treatment. The number of Shares with respect to which Options, Restricted Shares and other Stock-Based Awards may be granted under the Plan shall not exceed forty million (40,000,000). The number of Shares with respect to which Awards may be granted to a participant during any calendar year shall not exceed twenty million (20,000,000). The Plan shall terminate on the tenth anniversary of the Effective Date, unless previously terminated. All Awards granted prior to termination of the Plan shall continue in full force and effect following the termination of the Plan, subject to the terms and conditions upon which they were granted.

A summary of stock option activity under the Original Plan is as follows (shares in thousands):

                                 2002          2002       2003           2003
                                 ----          ----       ----           ----
                                             WEIGHTED-                 WEIGHTED-
                                             AVERAGE                   AVERAGE
                                             EXERCISE                  EXERCISE
                                SHARES       PRICE        SHARES        PRICE
                                ------       --------     ------       ------

  OUTSTANDING ON JANUARY 1,     7,639      $   75.00      58,152      $   6.00
  Granted                       50,850     $   15.00           0           --
  Exercised                        (4)     $   30.00           0           --
  Forfeited/Expired              (333)     $   21.00      (4,711)     $   1.51
   OUTSTANDING ON
    DECEMBER 31,               58,152      $    6.00      53,441      $   6.36
    EXERCISABLE ON
    DECEMBER 31,               23,510      $   12.00      39,006      $   8.02


The following table summarizes information about stock options at December 31, 2003:

                                                            OUTSTANDING STOCK OPTIONS                 EXERCISABLE STOCK OPTIONS
                                                     -----------------------------------------      -------------------------------
    Range of Exercise Prices         Shares          Weighted-Average          Weighted-Average     Shares        Weighted-Average
                                                       Remaining                 Exercise Price                    Exercise Price
                                                     Contractual Life
    ------------------------         ------          -----------------         -----------------    -------       ----------------
    $1.50 to $1020.00                 53,698               9.6                       $4.59          38,963                $5.75
$1,980.00 to $15,000.00                   43               4.7                   $2,730.23              43            $2,730.23
             TOTALS                   53,741               9.6                        6.36          39,006                $8.02


Compensation cost for the stock options issued in prior years at exercise prices below fair market value has been determined based on the intrinsic value at the grant dates for awards under the plan, which resulted in compensation expense of approximately $158,000 in 2003 and $166,000 in 2002.

The fair value of certain option grants is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002: (i) dividend yields of 0%; (ii) expected volatility of approximately 159%; (iii) risk-free interest rates of 4.00; and
(iv) expected life of 10 years. The weighted-average fair value of options granted was $291,000 for the year ended December 31, 2002. There were no options granted in 2003.

WARRANTS

In 2003 in connection with the Chassman Agreement we granted 5-year warrants to purchase 30 million shares of our common stock at an exercise price of $0.0025 (SEE NOTE 14).

In 2003 in connection with the Wolfe Axelrod consulting agreement, we granted a 5-year warrant to purchase 7.5 million shares of our common stock exercisable at the average of the closing bid price for ten days preceding the day the agreement was signed ($.1955) (SEE NOTE 7).

As of December 31, 2003, we have the following warrants to purchase common stock:

           NUMBER OF SHARES      WARRANT EXERCISE       WARRANT EXPIRATION DATE
            TO BE PURCHASED       PRICE PER SHARE
           ----------------      ----------------       -----------------------
                 11,853               $ 30.0000                 May 23, 2007
             30,000,000               $ 0.0025             November 11, 2008
              7,500,000               $ 0.1955              December 9, 2008


NOTE 9  COMMON AND PREFERRED STOCK:

The largest voting shareholder of our stock is Ramesh C. Pandey Ph.D., Chairman of the Board of Xechem International, Inc.

Xechem recognized a charge to operations of $70,000 for the year ended December 31, 2002 for shares of common stock issued to consultants.

In February 2003, the Board of Directors approved a one share for 3,000 share reverse split of its shares of Common Stock. A reverse split was previously approved by holders of a majority of Xechem's voting stock, subject to the Board setting the amount of the split. Under the Amendment to the Certificate of Incorporation, the company has the authority to issue 500,000,000,000 shares as follows:

  Class A Voting Preferred Stock, $.00001 par              2,500 shares
  Class B 8% Preferred Stock, $.00001 par                  1,150 shares
  Class C Preferred Stock, $.00001 par                 2,996,350 shares
  Common Stock, $.00001 par                      499,950,000,000 shares
  Unallocated                                         47,000,000 shares

All documentation was finalized to affect the reverse split, and the first day of trading, post split, was May 28, 2003. All references in the financial statements to the number of shares outstanding, per share amounts and warrant and stock option data of our common stock have been restated to reflect the effect of the stock split for all periods presented.

As of December 31, 2003 we need to issue 360,000 shares of our common stock in connection with certain related party notes (SEE NOTE 4). There was a charge to interest of $77,800 for the fair value of the common stock on the date the agreement was entered into.

In 2003 we have received $88,000 from members of Dr. Pandey's family in the form of eight short-term notes. The due dates of the notes range from three months to one year with interest from 8% - 12% with accrued interest as of December 31, 2003 of $4,033. Four of the note holders are to be issued 360,000 shares of our common stock; this resulted in a charge to operations of $77,800 for the fair value of the common stock on the date the agreement was entered into. As of December 31, 2003 the underlying 360,000 shares remain to be issued. Two notes totaling $20,000 can be converted into common stock with a conversion price of $ 0.01. The intrinsic value of the beneficial conversion feature of $20,000 has been allocated to paid-in capital. This resulting debt discount is being amortized over the term of the notes.

As of December 31, 2003 we need to issue 200,000 shares of our common stock in connection with an agreement with Ibis Consulting Group. This resulted in a charge to operations of $25,000.

As of December 31, 2003, we had reserved shares of commons stock for issuance as follows:

Exercise of common stock options                               53,741,000
Exercise of common stock purchase warrants                     37,511,853

The following table summarizes the number of shares of common stock and preferred stock outstanding at December 31, 2003 and 2002:

                                          DECEMBER 31, 2003    DECEMBER 31, 2002
 COMMON STOCK                                 64,240,000               659,235
 CLASS A VOTING PREFERRED STOCK                    2,500                 2,500
 CLASS B PREFERRED STOCK                               0                     0
 CLASS C  - SERIES 6 PREFERRED STOCK                923                     14

CLASS A VOTING PREFERRED STOCK - There are currently outstanding 2,500 shares of Class A Preferred Stock. The holder of Class A Preferred Stock is entitled to receive dividends of $.00001 per share, and $.00001 per share in liquidation, before any dividends or distributions on liquidation, respectively, may be paid to the holders of Common Stock. The holder of the Class A Preferred Stock is entitled to cast 1,000 votes per share except as may be required by the Delaware General Corporation Law, and except that the affirmative vote or consent of the holders of a majority of the outstanding Class A Preferred Stock is required to approve any action to increase the number of authorized shares of Class A Preferred Stock, to amend, alter, or repeal any of the preferences of the Class A Preferred Stock, or to authorize any reclassification of the Class A Preferred Stock. Dr. Pandey owns all of the outstanding Class A Preferred Stock. Xechem may redeem the Class A Preferred Stock for $.00001 per share at any time after May 3, 2009, however, pursuant to the private offering of Xechem's Common Stock in 1995 and 1996, Dr. Pandey agreed with the underwriter to waive the option to redeem the Class A Preferred Stock. As of December 31, 2003 Dr. Pandey is still the holder of record.

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

On July 9, 2001 we authorized the creation of a Class C, Series 6 Preferred Voting Stock, par value $0.00001 per share, consisting of 10,000 shares thereof with each share of Class C, Series 6 Preferred Voting Stock to be entitled to 10,000 votes and to vote as a class together with Common Stock. We have also granted a five (5) year option to Dr. Pandey to purchase up to .75 shares of Class C, Series 6 Preferred Voting Stock, $0.00001 per share, which are part of the options granted to Dr. Pandey by resolution of the Board of Directors at its meeting held on August 18, 1999, as amended by the Board of Directors. This option was exercised in October of 2001.

In 2002 we increased the authorized shares of Class C, Preferred Voting Stock, par value $0.00001 per share to 49,996,350. A total of 14 shares were issued and outstanding to Dr. Pandey as of December 31, 2002.

In 2003 we had a reverse stock split of 3,000-1. Because of this all the outstanding Class C, Preferred Voting Stock was cancelled and a new certificate was issued to Dr. Pandey for 923 shares, which were outstanding as of December 31, 2003.

NOTE 10 - XECHEM CHINA JOINT VENTURE

On April 4, 2000, Xechem signed a joint venture agreement with J & M Consultants, Ltd. ("J & M") to establish Xechem Pharmaceutical China Ltd. (Xechem China) with offices in Hong Kong and Beijing, People's Republic of China. Xechem China is owned 45% by Xechem and 55% by J & M Consultants, Ltd. The purpose of establishing Xechem China was to carry on the business of manufacturing, marketing and distributing pharmaceutical and nutraceutical products. Xechem China will also carry out research, development, clinical studies and production of new drugs based on Xechem's technology related to traditional Chinese medicine and other disciplines provide consulting services for drug development and set up a certified laboratory in, the People's Republic of China to screen, verify and certify pharmaceutical products for the public.

Xechem has not made an investment in cash or by transfer of recorded assets to Xechem China, and accordingly, there is no amount reflected on the balance sheets of Xechem at December 31, 2003 and December 31, 2002. Xechem has no obligation to fund any loses or commitments of Xechem-China (SEE NOTE 5).

During the second quarter of 2001 Xechem China has ceased active operations, due to Xechem-China's president and CEO having to devote his full attention to his other holdings. Xechem feels this is a temporary situation and will not hinder Xechem's present or future involvements in the Asian Market. Xechem and its subsidiaries are still actively pursuing other relationships.

There have been no changes in 2003 or 2002.


NOTE 11 - NOTE PAYABLE BANK

Note payable bank at December 31, 2003 and 2002 totaled approximately $55,000 for each year. This loan has been collateralized by all tangible assets including accounts receivables. The $55,000 loan represents borrowings against a $ 55,000 line-of-credit at interest rate of 6.00% as of December 31, 2003 (6.25% at December 31, 2003) from the Bank of New York. The line-of-credit renews annually.


NOTE 12 - CONVERTIBLE NOTES

Convertible notes consists of the following:              DECEMBER 31,
                                                          ------------
                                                        2003          2002
                                                     ----------     ----------

     Unsecured Convertible Notes (A)                 $  317,000     $1,134,000
     Convertible Notes (B)                               --          367,000
     Subtotal-Convertible Notes                         317,000      1,501,000
     Less Unamortized Debt Discount                      99,000      1,133,000
                                                     ----------     ----------
     Total Convertible Notes                         $  218,000     $  368,000
                                                     ==========     ==========

(A) On May 23, 2002 we received approximately $1,134,000 from "Unsecured Convertible Notes" less $130,000 in legal and finder's fees. The term of these notes is for two (2) years with simple interest accruing at the annual rate of 8% payable on May 23, 2004 (the Maturity Date). These notes are convertible into shares of our common stock after six months from receipt, the conversion price of the Notes is the lower of $0.005 or 50% of the lowest closing bid price for the Shares on the OTC Pink Sheets, the OTC Bulletin Board, the NASDAQ SmallCap or NMS Markets or any stock exchange, or if not then trading on any of the foregoing, such other principal market or exchange where the Shares are listed or traded for 30 trading days prior to but not including the date of conversion. In addition, certain the holders of Unsecured Convertible Notes were issued five year warrants to purchase 11,853 shares of common stock at an exercise price of $30 per share, with .01333 warrants issued for each $1.00 of investment in notes. These notes may not be redeemed or paid before the Maturity Date without consent of the Borrower. The estimated fair value of the warrants of approximately $271,000 and the intrinsic value of the beneficial conversion feature of approximately $834,000 have been allocated to paid-in capital. This resulting debt discount is being amortized on a straight line basis over the term of the notes.

The interest on those notes accrues and is payable upon maturity and, at the option of the holder, may be converted into common stock, by a defined formula.

During 2003 we had the following activity concerning the "Unsecured Convertible Notes":

Balance 01/01/03      Additions           Convered Principal   Converted Interest  Shares Issued        Balance 12/31/03
$ 1,134,000           $50,000               $867,000              $69,000             62,680,970             $317,000

The $50,000 additional note is due is in two years with simple interest accruing at the annual rate of 8% payable on June 5, 2005 (the Maturity Date). This note is convertible into shares of our common stock, par value $.00001 per share after six months from receipt, the conversion price of the Notes is the lower of $0.005 or 50% of the lowest closing bid price for the Shares on the OTC Pink Sheets, the OTC Bulletin Board, the NASDAQ SmallCap or NMS Markets or any stock exchange, or if not then trading on any of the foregoing, such other principal market or exchange where the Shares are listed or traded for 30 trading days prior to but not including the date of conversion. The intrinsic value of the beneficial conversion feature of $50,000 has been allocated to paid-in capital. This resulting debt discount is being amortized on a straight line basis over the term of the note.

As of December 31, 2003 we have accrued interest relating to the notes of approximately $35,000.

(B) During 2002, we issued convertible notes totaling $367,000. The term of the notes is 2 years from the date of issuance and they are immediately convertible at $.0025 per share. The intrinsic value of the beneficial conversion feature of $367,000 has been allocated to paid-in capital. This resulting debt discount is being amortized on a straight line basis over the term of the note. These notes were refinanced during 2003 (SEE NOTE 14).

NOTE 13 - CONVERTIBLE DEBENTURES

As of December 31, 2003 and 2002 we had approximately $84,000 and $144,000 in outstanding debentures bearing interest at 8% and maturing in 2011. The debentures were convertible six months after issuance at $7.50 per shares. The intrinsic value of the beneficial conversion feature of approximately $144,000 has been allocated to paid-in capital. This resulting debt discount is being amortized over the term of the note. In March 2003 we converted approximately $68,000 of principal and interest into 900,087 shares of common stock post-split. In October 2003, after a series of modifications, the debentures are convertible into common stock using a conversion price of $ 0.0025 (SEE NOTE
14).

Xechem has reserved the right to repay these Debentures in full or in part without penalty at any time. Xechem must give fifteen (15) days notice to the payee of its intention to prepay. At December 31, 2003 there was approximately $14,000 in accrued interest relating to the debentures.

NOTE 14 -NOTES PAYABLE

Notes Payable consists of the following:    DECEMBER 31,
                                            ------------
                                          2003           2002
                                          ----           ----
     Secured Notes Payable(A)          $1,134,000     $     --
     $6,000,000 Unsecured Loan(B)       1,350,000           --
     Alembic, Ltd.(C)                     200,000           --
                                       ----------     ----------
     Total Notes Payable                2,684,000           --
     Less Current Portion                 200,000           --
                                       ----------     ----------
     Total Long Term Notes Payable     $2,484,000     $     --
                                       ==========     ==========

(A) The convertible debentures totaling $367,000 at December 31, 2002 was increased by an additional funding of $767,000 by certain investors during the twelve months ended December 31, 2003, at which time debentures were converted into term notes. The new term notes bearing simple interest at 8% per annum, due on the earliest to occur of the settlement, dismissal or final adjudication of the Bristol-Myers Squibb lawsuit (the "BMS Lawsuit"), plus additional interest equal to forty percent (40%) with respect to the BMS Lawsuit, subject to an adjustment factor of the net recovery to us (after deduction of legal fees and costs). We have granted the term loan holders a security interest in the BMS lawsuit. These notes will be due on the later of 18 months from the date of the Note Purchase Agreement or final disposition of the Bristol Myers Squibb lawsuit (provided that the additional interest, if any, as referenced above, will be due on disposition of the lawsuit). As of December 31, 2003 we accrued interest of approximately $71,000 associated with this loan. The Bristol-Myers-Squibb lawsuit alleges damages due to alleged anticompetitive actions by Bristol-Myers-Squibb in connection with its activities related to paclitaxel. Our lawsuit was dismissed in 2003, and we have filed an appeal of the dismissal, which appeal is presently pending before the U.S. Court of Appeals.

(B)AGREEMENT TO FUND $6,000,000 UNSECURED LOAN
We have entered into a letter agreement ("Note Purchase Agreement") dated November 11, 2003 with Chassman and designees (the "Investor") to issue $6,000,000 of unsecured promissory notes (the "New Notes") over a 12 month period, to be funded: (i) $700,000 by November 25, 2003; (ii) $650,000 by December 24, 2003; (iii) $500,000 per month for January and February, 2004; (iv) $450,000 for March, April and May, 2004; (v) $400,000 for June, July, August, September and October, 2004; and (vi) $300,000 for November, 2004. Proceeds from the loans for 2004 are due on the first business day of the month, subject to a 30-day grace period. The New Notes will bear interest at 8% per annum and mature 18 months from the date of the agreement. The funding of the New Notes was conditioned upon satisfaction and subject to all of other matters discussed below and execution of definitive documents consistent with the letter agreement.

We had previously issued a series of convertible notes (the "Convertible Notes") that were convertible into our common stock at a conversion rate equal to 50% of the lowest bid price of our stock for the 30-day period immediately preceding the date of conversion. The Note Purchase Agreement acknowledges that in consideration for $175,000 of pre-closing advances on October 27, 2003, the terms of all Convertible Notes and Debentures held or subsequently acquired by the Investor on or following October 27, 2003 are to be convertible as to principal plus accrued, unpaid interest at a conversion price of $0.0025 per share. It is estimated that this would result in the issuance of approximately 210,000,000 shares, if all affected Convertible Notes as of October 27, 2003 were converted. The Convertible Notes will continue to be subject to the limitation that the holder not own in excess of 4.9% of our outstanding common stock at any time after giving effect to the conversion. As the result of the change in the conversion rate, we recorded a deferred financing fee of approximately $11,788,000 to be amortized over the life of the loan. The deferred finance fee was determined by calculating the additional beneficial conversion feature resulting from the decrease conversion price per share (SEE NOTE 17 - SUBSEQUENT EVENTS).

In addition, we granted the Investor five year warrants to purchase 30 million shares of Xechem common stock at an exercise price of $.0025, subject to anti-dilution terms. The warrants will not be exercisable until one year after issuance. The estimated fair value of the warrants of $3,945,000 has been allocated to paid-in capital. This deferred financing fee is being amortized over the term of the notes.

As of December 31, 2003 we have received $1,350,000 from this loan and recorded $9,600 in accrued interest. This agreement has not been signed in its final form, however, the Company and the Investor do not anticipate any material differences from the facts stated above.

(C) In December we received a $200,000 advance from Alembic, Ltd. a new investor in the Company. This amount was applied to a financing agreement entered into in 2004 (SEE NOTE 17 - SUBSEQUENT EVENTS).

NOTE 15 - OBLIGATIONS UNDER CAPITAL LEASE

The Company is the lessee of machinery and equipment under capital leases expiring through 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives.

Obligations under capital leases consist of the following at December 31:

                                                                                      2003          2002
                                                                                      ----          ----
     Equipment  lease  -  Vanguard   Capital   Partners,   LLC.,
     effective   interest  of  18.64  percent  per  annum,  final
     payments due in 2006, secured by equipment                                     $ 20,000     $   --

     Equipment  lease  - M  &  C  Leasing  Co.,  Inc.,  effective interest of 13.54 percent per annum,  final  payments due in
     2008, secured by equipment                                                       75,000         --

     Equipment  lease - Avaya Finance Corp.,  effective  interest of 14.00  percent  per annum,  final  payments  due in 2004,
     secured by equipment                                                              4,000        7,000

     Equipment   lease  -  Citicorp   Vendor   Financing,   Inc.,
     effective   interest  of  14.0  percent  per  annum,   final
     payment due in 2006, secured by equipment                                        14,000       17,000
                                                                                    --------     --------

     Obligations Under Capital Leases                                                113,000       24,000

     Less Current Portion                                                             27,000        6,000
                                                                                     -------     --------
     Obligations Under Capital Leases, Less Current Portion                         $ 86,000     $ 18,000
                                                                                    ========     ========


         A summary of property held under capital leases included in equipment is as follows at December 31:


                                                                                               2003          2002
                                                                                               ----          ----

           Machinery and Equipment                                                          $   144,000   $   31,000
           Less Accumulated Amortization                                                         19,000        7,000
                                                                                            -----------   ----------
              Property Held Under Capital Leases, Net                                       $   125,000   $   24,000
                                                                                            ===========   ==========

            Amortization on assets under capital leases charged to expense in 2003 and 2002 was $6,000 and $26,350, respectively.

            Minimum future lease payments under capital leases as of December 31, 2003 for each of the next five years and in the aggregate area:


     YEAR                                                        AMOUNT

     2004                                                      $     41,000
     2005                                                            37,000
     2006                                                            35,000
     2007                                                            22,000
     2008                                                            13,000
                                                               ------------
         Total Minimum Lease Payments                               148,000

         Less Imputed Interest                                       35,000
                                                               ------------

         Present Value of Net Minimum Lease Payment            $    113,000
                                                               ============


         NOTE 16 - EMPLOYEE BENEFIT PLAN

Effective August 1, 1997, the Company established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Any domestic employee who is at least eighteen years of age and has completed thirty days of employment may enroll in the plan. Participants may contribute up to 50% of their compensation, up to the maximum amount permitted by the Internal Revenue Code. Employer contributions are made up to 4% of the employee's gross compensation. In 2003 and 2002, respectively, the Company contributed $19,200 and $17,050 to the plan. Participants are always 100% vested in their contributions and earnings. The employer contributions and earnings are fully vested in six years from date of employment.

NOTE 17 -SUBSEQUENT EVENTS

(1) ALEMBIC TRANSACTIONS

On April 7, 2004, Xechem executed definitive documents with Alembic Limited ("Alembic"), a pharmaceutical company based in India. The documents relate to:
(i) a commitment to loan $3,000,000 to Xechem; (ii) a license, royalty and distribution rights agreement ("Xechem Nigeria Agreement") related to the production, sale and licensing of NICOSAN(TM)/HEMOXIN(TM) through Xechem Nigeria, a majority-owned subsidiary of Xechem; and (iii) a five-year warrant to purchase 10,000,000 shares of Xechem common stock at $0.20 per share. The loan is in connection with the Company's planned approval for sale and development of a manufacturing facility, in Nigeria, for the production of NICOSAN(TM)/HEMOXIN(TM)," a drug used to treat sickle cell anemia, through Xechem Nigeria. NICOSAN(TM)/HEMOXIN(TM) has been granted orphan drug status by the FDA in the United States; however, sales will not be permitted in the United States unless appropriate FDA regulatory approval is attained for the product.

The $3,000,000 loan to the Company is to be funded with six payments of $500,000 each, with the first made on the date of the closing of the transaction and subsequent payments to be made each thirty days thereafter. Upon the signing of the Memorandum of Understanding ("MOU") which predated the loan, Alembic funded $200,000 in escrow, which is to be applied toward the $3,000,000 loan amount.

In the Xechem Nigeria Agreement, the Company granted to Alembic a 15% ownership interest in Xechem Nigeria (with antidilution rights regarding its next two rounds of financing), which has been formed to manufacture NICOSAN(TM)/HEMOXIN(TM) and to distribute the product in Nigeria and nearby countries. This royalty is in addition to the royalty payable by Xechem to NIPRD of 7.5% of gross revenues on NICOSAN(TM)/HEMOXIN(TM). Xechem has also agreed in the MOU to use its best efforts to cause a designee of Alembic's to be elected to its Board of Directors. The Xechem Nigeria Agreement also grants to Alembic the right of first offer to act as Xechem Nigeria's distributor of the product in Africa and India. The warrant and Alembic's right with regard to distribution in Africa and India will lapse if Alembic fails to fund the loan on any of the designated dates or within 30 days thereafter.

The loan will be convertible, at Alembic's option, at a 30%, 40%, 50% and 60% discount to the average closing price of Xechem's common stock on the first, second, third and fourth anniversaries of the closing date, respectively. The Xechem Nigeria Agreement also provides that Alembic will receive a royalty of 15% of the gross collected revenues from sales of NICOSAN(TM)/HEMOXIN(TM) in Nigeria for a period of five years from the date of the product launch (I.E., when the Nigerian manufacturing facility is fully approved by all governmental and regulatory bodies), 10% of gross collected revenues for the succeeding five years, and 5% of gross collected revenues for the succeeding five years. In addition, Xechem has agreed to pay Alembic a royalty of 1% of gross collected revenues in connection with its sales of NICOSAN(TM)/HEMOXIN(TM) outside of Nigeria. The Xechem Nigeria Agreement also provides that Xechem will be entitled to a royalty of 30% of the first year's revenues and 25% of revenues thereafter from the sale of NICOSAN(TM)/HEMOXIN(TM), provided that such royalty is subordinated to that payable to Alembic, as referenced above.

(2)CEPTOR TRANSACTIONS
On January 27, 2004, we issued 6,000 Class C Series 7 Preferred Stock to the former shareholders of Ceptor Corporation in connection with the merger of Ceptor Corporation into a wholly-owned subsidiary of the Company. The new Class C Series 7 Preferred Stock has a $6,000,000 liquidation preference and is convertible into 30,000,000 shares of common stock at the option of the holders of the Class C Series 7 Preferred Stock, together with piggyback registration rights for the underlying common shares. We also agreed to provide a contingent award of $1,000,000 of our stock to certain former Ceptor shareholders (payable in Xechem stock valued at the lesser of $0.20 per share or market value) upon the achievement of a designated milestone for each product developed with the technology. Ceptor is a research drug company focusing on neuromuscular diseases, which include therapeutics for muscular dystrophy, multiple sclerosis, ALS and epilepsy.

On March 31, 2004, we entered into an agreement with Ceptor and William Pursley ("Pursley"), intended to provide a framework for independent financing of Ceptor. The agreement calls for Pursley to act full time as chief executive officer of Ceptor pursuant to two-year term, subject to automatic renewal absent delivery of non-renewal. It calls for base compensation of $330,000 per annum and a five year option to purchase 443,000,000 shares of common stock of the Company at a purchase price of $.0025 per share subject to vesting provisions stipulated in the option agreement. As part of the Agreement, Mr. Pursley has resigned from his positions as president, chief operating officer, vice chairman and as a member of the Board of Directors of Xechem

The Ceptor agreement contemplates that Ceptor will seek to obtain bridge funding to be followed by a subsequent round of capital infusion. Ceptor has engaged in dialogue regarding such proposed financing, however as of the date of this document no binding commitments have been received and no assurances can be provided that future financing will be obtained. Xechem has funded $300,000 of capital contributions to date to Ceptor, and has further agreed, subject to the full funding by Marjorie Chassman of her loan obligations to Xechem for the months of April and May of 2004, to fund an additional $125,000 on May 1, 2004 and June 1, 2004 to Ceptor. All such funding would be in the form of capital contributions.

The Ceptor agreement contemplates that Ceptor will take the necessary steps to effect a stock split so that after the split, Xechem will own 1,406,250 shares of Ceptor $0.00001 per share par value common stock, constituting all of its then issued and outstanding stock. Ceptor has further agreed to issue to Pursley and his designees (intended to comprise Ceptor management team members) options to purchase in the aggregate 1,093,750 shares of common stock, fully vested and exercisable at par value for a period of 10 years from the date of grant. These numbers are subject to proportionate increase or decrease.

The Ceptor agreement provides that Xechem will sell back to Ceptor over time up to 625,000 shares of its common stock in Ceptor for an aggregate of $2,000,000, payable from 25% of the proceeds of future financing received by Ceptor other than the contemplated bridge financing. At the end of two years if the full $2,000,000 has not been paid out to Xechem, it shall have the right to put the remaining portion of the shares held for sale back to Ceptor to cover the deficiency. In order to induce the funding of a bridge loan (expected to be not less than $250,000 or more than $1,000,000), Xechem has agreed that in the event such a loan is funded and is not paid off when due, it will permit the bridge lender to convert the unpaid indebtedness owing with respect to the bridge loan into

Xechem common stock at the lesser of seven cents per share or seventy five percent (75%) of the average closing price of Xechem's common stock for the ten trading days preceding the date of funding of the bridge loan. Xechem has been granted piggyback registration rights with respect to the shares in Ceptor it may hold from time to time, subject to its agreement to lock up the sale of all the shares on the open market for a period of 180 days following the initial registration of any Ceptor shares pursuant to a registration statement, and one-half of its shares for an additional 180-day period.

Pro-forma results of operations as if the transaction had occurred on January 1, 2003 are considered not to vary materially from the results of operations as reported in these financial statements.

(3) CONSULTING AGREEMENTS
In January 2004, we entered into a consulting agreement with Dr. Alfred Stracher for a period of sixty months. In consideration for the services to be rendered, we are obligated to pay a total of $276,000, plus expenses as allowed for in the agreement.

In January 2004, we entered into a consulting agreement with Dr. Leo Kesner for a period of sixty months. In consideration for the services to be rendered, we are obligated to pay a total of $276,000, plus expenses as allowed for in the agreement.

In February 2004, we entered into a consulting agreement with CEOcast, Inc. for investor relations with a term of three months and fess of $50,000 plus certain expenses as allowed for in the agreement.

In February 2004, we entered into a research agreement with The Research Foundation of State University of New York. In consideration for the research to be performed, we are obligated to pay $9,000 per month commencing in February 2004 through January 2005, for a total of $108,000.

(4) OPTIONS
At the February 18, 2004 Board of Directors meeting Steve Burg and Leonard Mudry were both awarded 10-year options to purchase 5,000,000 shares of common stock each at $0.01 per share. This will result in a charge to operations over the life of the options of $1,300,000.

At the March 18, 2004 Board of Directors meeting Dr. Soji Adelaja was granted an option to acquire 5,000,000 shares of common stock of the Company, purchasable at $0.0025 per share, vesting according to the following schedule (based upon continued service as a director of the Company): 250,000 shares presently on each of June 30, September 30 and December 31 of 2004, and an additional 1,000,000 shares on each of December 31, 2005, 2006, 2007 and 2008.This will result in a charge to operations over the life of the options of $437,500. At the same meeting the Board granted 500,000 options to purchase common stock to each of Bhuwan Pandey and Anil Bensali, exercisable within 10 years following grant at the closing price of the Company's stock as of the day immediately preceding the date of grant per share.4 In addition, the Company further grants options (at the same price per share) to each of them to purchase the following number of shares (i.e. not to exceed 750,000 shares as to each of them), subject to vesting upon launch of Hemoxin no later than March 31, 2005, for commercial sale in Nigeria on or before the following dates: 750,000 shares if launch on or before 12/31/04; 650,000 shares if launch on or before 1/31/05; 550,000 shares if launch on or before 2/28/05; 450,000 shares if launch on or before 3/31/05; no shares if launch is after 3/31/05.

(5) STOCK ISSUED
Subsequent to December 31, 2003, we issued 133,690,440 shares of common stock upon the conversion of approximately $293,000 and $42,000 of principal and interest, respectively of convertible notes and debentures.

In March 2004, 200,000 shares of our common stock were issued to Dr. David Jacobs for services rendered in full payment of "The Orphan Drug Application." Operations were charged $15,000 for his services.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Our Audit Committee of the Board of Directors annually considers and recommends to the Board the selection of our independent public accountants. As recommended by our Audit Committee, our Board of Directors in December 2003 decided engaged WithumSmith+Brown P.C. to serve as our independent public accountants for the remainder of 2003 and the years thereafter.

         The report of Wiss on our financial statements for the last fiscal year contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for the uncertainty paragraph regarding our ability to continue as a going concern as noted in the report on our financial statements for the years ended December 31, 2002.

         During our most recent fiscal year and through the date of this Form 10-KSB, there were no disagreements with Wiss on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Wiss's satisfaction, would have cause them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years. In addition, there were no reportable events, as listed in Item 304(a) (1) (v) of Regulation S-K.

         Our Audit committee had received a letter from Wiss & Company, LLP ("Wiss"), the Company's independent accountants, dated September 30, 2003 in which Wiss informed the Company that it had decided to discontinue providing audit services to SEC clients and was exiting this practice area.

ITEM 8.A   CONTROL PROCEDURES

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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The names of the directors and executive officers of Xechem and their respective ages and positions with Xechem are as follows:

         -------------------------------------------- -------- ------------------------------------------
         NAME                                         AGE      POSITION WITH XECHEM
         -------------------------------------------- -------- ------------------------------------------
         Dr. Ramesh C. Pandey (1)(4)                  65       Chief Executive Officer, President,
                                                               Chairman  of  the  Board  of   Directors,
                                                               Secretary and Treasurer.
         -------------------------------------------- -------- ------------------------------------------
         Stephen F. Burg (1)(2)(3)(4)                 66       Director and Assistant Treasurer
         -------------------------------------------- -------- ------------------------------------------
         Leonard Mudry (1)(2)(3)(4)                   66       Director
         -------------------------------------------- -------- ------------------------------------------
         Adesoji Adelaja, Ph.D.                       52       Director
         -------------------------------------------- -------- ------------------------------------------

(1)  Member of Stock Option Committee
(2)  Member of Compensation Committee.
(3)  Member of Audit Committee.
(4)  Member of Nominating committee

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

         LEONARD MUDRY became a director in January 2004. Mr. Mudry is currently a consultant to a number of companies. From October 1998 to May 2000, he held the position of business consultant with Strategic Business Organisation in Cranford, NJ. Mr. Mudry was Senior Vice-President of Finance and Operations of Xechem International Inc. from May 1994 to September 1998.From February 1991 to April 1994, he was Vice President -Operations of MediGebe, Inc., a pre-natal testing company. Prior to joining MediGene, Mr. Mudry was Vice President-Operations/Finance for Princeton Diagnostic Labs from March 1990 to January 1991; Senior Vice President and Chief Financial Officer of American Medical Laboratories from January 1987 to March 1990; held various positions with Hoffman-LaRoche, Inc. and its subsidiaries, a major pharmaceutical company, from 1969 to 1987.

         ADESOJI ADELAJA, PH.D., became a director in March, 2004. He is the John A. Hannah Distinguished Professor in Land Policy and Director of Research for the Victor Institute at Michigan State University. He holds joint faculty appointments as professor in the following departments: Agricultural Economics; Geography; and Community, Agricultural and Recreational Resource Studies. Dr. Adelaja commenced his appointment at MSU on January 1, 2004. Prior to that, he served as the Executive Dean of Agriculture and Natural Resources, the Dean of Cook College, the Executive Director of the New Jersey Agricultural Experiment Station and Director of Rutgers Cooperative Extension at Rutgers University.



SECTION 16(A)   BENEFICIAL REPORTING COMPLIANCE

         Our executive officers, directors and shareholders beneficially owning more than 10% of our Common Stock are required under the Exchange Act to file reports of ownership of Common Stock of Xechem with the Securities and Exchange Commission. Copies of those reports must also be furnished to us. Based solely upon a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that during the preceding year all filing requirements applicable to executive officers, directors and shareholders beneficially owning more than 10% of our Common Stock have been complied with.

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

         Our Audit Committee, established in May 1995, presently consists of Mr. Burg and Mr. Mudry. The Audit Committee reviews with our independent public accountants the scope and timing of their audit services and any other services they are asked to perform, the accountants report on our financial statements following completion of their audit and our policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee makes annual recommendations to the Board of Directors for the appointment of independent accountants for the ensuing year.

ITEM 10.    EXECUTIVE COMPENSATION

Compensation of Directors.

         Directors do not receive any standard compensation for services. Mr. Burg was paid $12,500 in consulting fees during 2003.

Executive Compensation.

         Set forth below is information concerning the compensation for 2001, 2002 and 2003 for our President and Chief Executive Officer, who is the only executive officer of Xechem whose compensation exceeded $100,000:

  -------------------------- ----------------------------------- ---------------------------- ----------- ---------------
                                                                                                            ALL OTHER
                             ANNUAL COMPENSATION                           AWARDS              PAYOUTS     COMPENSATION
  -------------------------- ----------------------------------- ---------------------------- ----------- ---------------
                                                                                SECURITIES
                                                      OTHER       RESTRICTED    UNDER-LYING
                                                      ANNUAL        STOCK         OPTIONS        LTIP
            YEAR               SALARY      BONUS   COMPENSATION     AWARDS                     PAYOUTS
  -------------------------- ------------ -------- ------------- ------------- -------------- ----------- ---------------
  Dr. Ramesh Pandey
         2000                 $140,000       0        $   688     $1,563,000          0            0             0
         2001                 $140,000       0        $ 1,380          0              0            0             0
         2002                 $140,000       0        $   709          0              0            0             0
         2003                 $150,000       0        $ 1,164          0              0            0             0
  -------------------------- ------------ -------- ------------- ------------- -------------- ----------- ---------------

EMPLOYMENT AGREEMENTS

         Dr. Pandey has been employed pursuant to an employment agreement dated February, 1994, which expired on its tenth anniversary. The Board of Directors has approved an increase in his base compensation to $350,000 per annum and further agreed pursuant to the Note Purchase Agreement to the grant of the common stock purchase option referenced below (yet to be codified in writing). A renewed employment agreement has not yet been negotiated or finalized. It is expected that Dr. Pandey's employment agreement, when and if executed, will contain a provision similar to the former agreement which called for payment of a royalty payment in the amount of 2 1/2% of our net profits before taxes, as determined under generally accepted accounting principles, with respect to any products developed by us during Dr. Pandey's tenure with us whether prior to or after the term of the employment agreement. In addition, as set forth in the Note Purchase Agreement, Dr. Pandey is to be granted an option to purchase a 20% interest in our common stock, subject to the antidilution rights detailed above in "Recapitalization of Company."

         Dr. Pandey, under his prior employment agreement, was also entitled to purchase voting stock equal to 20% of the outstanding voting stock issued through December, 2003, and accordingly, we issued 923 and 39,407 additional Class C Preferred shares to Dr. Pandey in 2003 and 2002 respectively with voting rights equal to 9,230,000 and 416,390,000 shares of common stock, respectively (pre-split shares). We need to issue 680 additional shares to bring his percentage of voting stock to 20% as of December 31, 2003.

STOCK PLAN

         Effective December 1993, our sole stockholder approved the Share Option Plan (the "Plan"), which we have assumed, providing for the issuance to employees, consultants, and directors of options to purchase up to 12,600,000 (pre-split) shares of Common Stock. The Plan provides for the grant to employees of incentive stock options ("ISOs") and non-qualified stock options. On November 20,2002 the Board of Directors increased the number of options available to 300,000,000 (pre-split) shares.

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

         The Plan was terminated in December 2003, ten years after the date it was first approved, though awards made prior to termination may expire after that date, depending on when granted. As of December 31, 2003, we have granted options under the Plan to purchase 58,846 (pre-split) shares of Common Stock, with 53,741 (pre-split) shares still outstanding under the Plan.

         A new long term incentive program was adopted in 2004 calling for the issuance of options, restricted stock or other equity based compensation awards, equivalent to 40,000,000 shares of

   AGGREGATE OPTION EXERCISES IN FISCAL 2003 AND FISCAL YEAR-END OPTION VALUES

         The following table provides information on option exercises during the year ended December 31, 2003 by the directors and executive officers of Xechem and the value of such parties' unexercised stock options as of December 31, 2003.

========================== ===================== ========= ============================= ==============================
                                                               NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                               OPTIONS AT 12/31/03              AT 12/31/03 (1)
-------------------------- --------------------- --------- ----------------------------- ------------------------------
                                  SHARES
                               ACQUIRED ON        VALUE
          NAME                 EXERCISE (#)      REALIZED  EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
                                    (3)            ($)         (3)
-------------------------- --------------------- --------- ------------ ---------------- ------------- ----------------
Dr. Ramesh C. Pandey               13 (2)           0          500             0              $0             $0
                                                              2,673            0
Stephen F. Burg                     0               0                                         $0             $0
========================== ===================== ========= ============ ================ ============= ================

(1) Represents the excess, if any, of the closing price of the Common Stock as quoted on the OTC Bulletin Board on December 31, 2002 ($.0008) over the exercise price of the options, multiplied by the corresponding number of underlying shares.
(2) Class C, Series 6 Voting Preferred Stock, Par Value $0.00001 per share, 10,000 votes per share.
(3)      All shares are post-split.

         There were no options granted for Common Stock during the year ended December 31, 2003 to the directors and executive officers of Xechem.

         We have not granted any Long-Term Incentive Plan-Awards during the year ended December 31, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock and total voting stock (including the Class A and Class C Preferred Stock) as of April 2, 2004 by: (i) each stockholder known by us to beneficially own in excess of 5% of the outstanding shares of common stock or Class A preferred stock; (ii) each director; and (iii) all directors and executive officers as a group. As of April 2, 2004 we had 165,750,348 Common Shares issued and outstanding, 2,500 Class A Preferred Shares outstanding and 923 shares of Class C, Series 6 Preferred Shares outstanding. Ramesh C. Pandey owns all of the outstanding Class A preferred stock and Class C, Series 6 Preferred Shares. Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and investment power with respect to the shares beneficially owned by such persons.

----------------------------- ------------------------ ----------------------- ----------------------- ---------------
                                   COMMON STOCK          CLASS A PREFERRED       CLASS C PREFERRED
                                                               STOCK                   STOCK
----------------------------- ------------------------ ----------------------- ----------------------- ---------------
Name and Address               Number of    Percent    Number of    Percent     Number of   Percent      Percent of
                                 Shares     of Class     Shares     of Class     Shares     of Class    Voting Stock
                                                                                                           (1)(2)
----------------------------- ------------- ---------- ----------- ----------- ----------- ----------- ---------------
William Pursley (12)           43,000,000     19.6%        -           -           -           -           15.70%
                                  (13)
----------------------------- ------------- ---------- ----------- ----------- ----------- ----------- ---------------
Stephen F. Burg (3)            5,002,673      2.28%        -           -           -           -           1.83%
                                  (7)
----------------------------- ------------- ---------- ----------- ----------- ----------- ----------- ---------------
Ramesh C. Pandey, Ph.D. (4)    20,640 (8)     .01%     2,500 (1)      100%      923 (2)       100%         4.29%
----------------------------- ------------- ---------- ----------- ----------- ----------- ----------- ---------------
Leonard Mudry (5)               5,002,888     2.28%        -           -           -           -           1.83%
                                  (9)
----------------------------- ------------- ---------- ----------- ----------- ----------- ----------- ---------------
Adesoji Adelaja (6)             267,390       .12%         -           -           -           -            .10%
                                  (10)
----------------------------- ------------- ---------- ----------- ----------- ----------- ----------- ---------------
All  directors and executive   10,293,591     4.70%    2,500 (1)      100%      923 (2)       100%         15.71%
officers   as  a  group   (4      (11)
persons)
----------------------------- ------------- ---------- ----------- ----------- ----------- ----------- ---------------


(1) GIVES EFFECT TO THE VOTING RIGHTS OF 2,500 SHARES OF CLASS A VOTING PREFERRED STOCK, ALL OF WHICH ARE OWNED BY DR. PANDEY AND WHICH ENTITLE HIM TO CAST 1,000 VOTES PER SHARE ON ALL MATTERS AS TO WHICH SHAREHOLDERS ARE ENTITLED TO VOTE.
(2) GIVES EFFECT TO THE VOTING RIGHTS OF 95,055 SHARES OF CLASS C VOTING PREFERRED STOCK, ALL OF WHICH ARE OWNED BY DR. PANDEY AND WHICH ENTITLE HIM TO CAST 10,000 VOTES PER SHARE ON ALL MATTERS AS TO WHICH SHAREHOLDERS ARE ENTITLED TO VOTE.
(3)      THE ADDRESS OF STEPHEN BURG IS 3257 WINGED FOOT DRIVE, FAIRFIELD, CA
         94533.
(4) THE ADDRESS OF DR. PANDEY IS C/O XECHEM INTERNATIONAL, INC., 100 JERSEY AVENUE, BUILDING B, SUITE 310, NEW BRUNSWICK, NEW JERSEY 08901, DOES NOT INCLUDE OPTIONS ISSUABLE AS CONTEMPLATED IN NOTE PURCHASE AGREEMENT WHICH HAVE NOT YET BEEN CODIFIED IN AN OPTION AGREEMENT BETWEEN DR. PANDEY AND US.
(5) THE ADDRESS OF MR. MUDRY IS C/O XECHEM INTERNATIONAL, INC., 100 JERSEY AVENUE, BUILDING B, SUITE 310, NEW BRUNSWICK, NEW JERSEY 08901
(6) THE ADDRESS OF DR. ADESOJI ADELAJA IS C/O XECHEM INTERNATIONAL, INC., 100 JERSEY AVENUE, BUILDING B, SUITE 310, NEW BRUNSWICK, NEW JERSEY 08901
(7) INCLUDES 5,002,673 SHARES THAT ARE PRESENTLY EXERCISABLE OPTIONS. (8) INCLUDES 500 SHARES THAT ARE PRESENTLY EXERCISABLE OPTIONS. (9) INCLUDES 5,002,388 SHARES THAT ARE PRESENTLY EXERCISABLE OPTIONS.
(10) DOES NOT INCLUDE 4,750,000 SHARES SUBJECT TO THE ADELAJA OPTIONS, WHICH PRESENTLY ARE NOT EXERCISABLE, AND WILL NOT BE EXERCISABLE IN 60 DAYS FROM APRIL 2, 2004; HOWEVER INCLUDES 250,000 SHARES THAT ARE PRESENTLY EXERCISABLE.
(11) DOES NOT INCLUDE 4,750,000 SHARES SUBJECT TO THE DIRECTORS OPTIONS, WHICH PRESENTLY ARE NOT EXERCISABLE, AND WILL NOT BE EXERCISABLE IN 60 DAYS FROM APRIL 2, 2004; HOWEVER INCLUDES 10,255,561 SHARES THAT ARE PRESENTLY EXERCISABLE.
(12)     THE ADDRESS OF MR. PURSLEY IS 1138 CORBETT RD., MONKTON MD. 21111.
(13)     INCLUDES 43,000,000 SHARES THAT ARE PRESENTLY EXERCISABLE OPTIONS.

As of December 31, 2003 we had the following compensation plans under which our equity securities are authorized for issuance:

        ---------------------------- -------------------------- -------------------------- --------------------------
        Plan Category                Number of securities to    Weighted average           Number of securities
                                     be issued upon exercise    exercise price of          remaining available for
                                     of outstanding options,    outstanding options,       future issuance under
                                     warrants and rights        warrants and rights        equity compensation
                                                                                           plans (excluding
                                                                                           securities effected in
                                                                                           column (a))
        ---------------------------- -------------------------- -------------------------- --------------------------
        Equity compensation plans           37,565,594                    16.62                        0
        approved by security
        holders
        ---------------------------- -------------------------- -------------------------- --------------------------
        Equity compensation plans                0                          0                     40,000,000
        not approved by security
        holders
        ---------------------------- -------------------------- -------------------------- --------------------------
        Total                               37,565,594                    16.62                   40,000,000
        ---------------------------- -------------------------- -------------------------- --------------------------

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Subject to obtaining necessary regulatory approvals in India, Dr. Pandey has transferred his interest in Xechem India to us for no consideration other than reimbursement of amounts (equal to approximately $5,000). Dr. Pandey advanced for organizational expenses. Dr. Pandey's brothers own the remaining equity in Xechem India. At December 31, 2003, we own substantially all of Xechem India. We anticipate that some of the equity in Xechem India will be made available to other, unrelated, persons in India. Both of Dr. Pandey's brothers and Mr. Anil Sharma, a chartered accountant, serve as directors of Xechem India. No compensation is paid to Dr. Pandey, his relatives or Mr. Anil Sharma for service as directors. See Item 1, Description of Business - Raw Material Supply.

         We currently receive our supplies of plant extracts from India through informal collaborative relationships. Dr. Pandey and his brothers had incorporated a corporation in India ("Xechem India"), which was established to formalize such relationships by obtaining contracts for dependable supplies of plants and other raw materials. Based on its discussions with Indian sources for such materials, we believed that an Indian corporation would obtain such contracts on significantly better terms than would a United States-based corporation. Xechem India may also conduct certain research, manufacturing, and marketing activities in India. In 1998, as a contribution to our capital, Dr. Pandey transferred his 66-2/3% interest in Xechem India to us for no consideration other than reimbursement of amounts Dr. Pandey advanced for organizational expenses (approximately $5,000). Dr. Pandey's brothers will initially own the remaining equity in Xechem India, some or all of which we anticipate will be made available to other, unrelated, persons in India. The minority interest in Xechem India is not material.

         Effective June 25, 1996, an entity wholly-owned by Dr. Pandey (the "Holding Company") became a member of Vineyard Productions, L.L.C. ("Vineyard"), which in June 1994 acquired the building in which we lease its offices. Prior to making such investment, Dr. Pandey informed the Board of Directors of the opportunity for such investment, and the Board determined that we was not interested in such opportunity and approved Dr. Pandey making the investment. Our lease was entered into prior to that date (with a prior owner of the building) and has not been modified subsequent thereto. We have a new five-year lease, which commenced on July 1, 2002. Rent expense amounted to approximately $183,000 and $128,000 for the years ended December 31, 2003 and 2002 , respectively. At December 31, 2003, we owed rental payments to the lessor totaling approximately $80,000 and a security deposit of $26,000 upon payment of the security deposit the old rental payments will be reduced to $51,658.92.

         In 2003 we had a reverse stock split of 3000-1 because of this all the outstanding Class C, Preferred Voting Stock was canceled and a new certificate was issued to Dr. Pandey for 923 shares, which were outstanding as of December 31, 2003.

         We owe Dr. Pandey, Chairman of the Board, $783,000 as of December 31, 2003 from an interest bearing advance of $200,000 at 10% per annum, accrued interest of $199,000, and accrued salary of $384,000. The advance will be due when we are no longer a development entity; according to terms of the Chassman agreement Dr. Pandey was to be repaid $150,000 from proceeds of loan as of filing date he has received $140,000, At December 31, 2002, we owed Dr. Pandey $776,000.

         We also have a note payable to Dr. Renuka Misra, director of Natural Products, for $298,300 with 12% annual interest due September 20, 2004.

         We have received funding from Beverly Robbins, a sales and marketing representative totaling $218,000 and $195,000 as of December 31, 2003 and 2002 respectively.

         In 2003 we have received $88,000 from members of Dr. Pandey's family in the form of eight short-term notes. These notes are all for one year with interest from 8% - 12% with accrued interest as of December 31, 2003 of $4,033. Four of the note holders are to be issued 360,000 shares of our common stock; this resulted in a charge to operations of $77,800. Two notes totaling $20,000 can be converted into common stock with a conversion price of $ 0.01 per share. The intrinsic value of the beneficial conversion feature of $20,000 has been allocated to paid-in capital. This resulting debt discount is being amortized on a straight line basis over the term of the notes.

         Interest expense for related parties totaled approximately $72,000 and $70,000 for the years ended December 31, 2003 and 2002, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.

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

3(i)(c)(B) Certificate of Amendment to Certificate of Incorporation5

3(i)(d) Certificate of Designations, Preferences and Rights of Class C Shares (Class C Series 1 Preferred Stock)3

3(i)(e) Certificate of Designations, Preferences and Rights (Class C Series 2 and Series 3 Preferred Stock)3

3(i)(f) Certificate of Elimination (Class C Series 1, Series 2 and Series 3 Preferred Stock)3

3(i)(g) Certificate of Designations, Preferences and Rights of Class C Shares6 (Class C Series 6 Preferred Stock)

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

4.4        Representative Subscription Agreement for Purchase of Unsecured
           Debentures4

4.5        Representative Warrant to Purchase Shares of Common Stock5

10.2       Form of Pandey Option1

10.3       Form of Employment Agreement between Xechem and Dr. Pandey1

-----------
1 Incorporated by referenced from our Registration Statement on Form SB-2 (SEC File No. 33-75300NY) referencing the exhibit numbers used in such Registration Statement.

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

10.17      Patents1

10.18      Indemnity agreement between Xechem and Ramesh C. Pandey1

10.28      Xechem International, Inc. Amended and Restated Stock Option Plan2

10.29 Stockholders Agreement dated November 18, 1996 among Xechem International, Inc., David Blech and Ramesh C. Pandey7

10.30      2004 Long Term Incentive Plan

10.31 Royalty, Distribution Rights and Joint Cooperation Agreement Among Xechem International, Inc., Xechem Pharmaceuticals Nigeria, Limited and Alembic, Limited

10.32      Fund of $3,000,000 Promissory Note to Alembic, Limited

10.33 Ceptor Agreement among Ceptor Corporation, Xechem International, Inc. and William Pursley

10.34      Employment Agreement between Ceptor Corporation and William Pursley

10.35 Amended and Restated Stock Option Agreement between Xechem International, Inc. and William Pursley

-------------------
7 Incorporated by reference from our Form 8-K Current Report dated November 18, 1996.

PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES: The audit fees for 2003 from WithumSmith + Brown P.C. are $30,000 for the annual audit and review of Form 10-KSB and $3,000 for each quarterly review as compared to 2002 from Wiss & Co. LLP of $25,000 for the annual audit and review of Form 10-KSB and $3,000 for each quarterly review.

TAX FEES: The fees for our corporate tax return for 2003 will be $6,000 as compared to $ 7,000 for 2002 returns.

ALL OTHER FEES: There have been no fees from our principal accountants WithumSmith + Brown for 2003; however we did have a charges from Wiss & Co, LLP of approximately $1,300 and anticipate approximately another $ 3,000 for review of 2003 financial statements as compared to $7,000 from our previous auditor for review of 2002 financial statements.

All fees and the retaining of auditors was done by our audit committee with the approval of our Board of Directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        XECHEM INTERNATIONAL, INC.


                                        /s/Ramesh C. Pandey
                                        ----------------------------------------
Date: April 14, 2004                    Ramesh C. Pandey, Ph.D.
                                        Chief Executive Officer, President and
                                        Chairman of the Board of Directors


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/Ramesh C. Pandey                            Date:  April 14, 2004
         ---------------------
         Ramesh C. Pandey, Ph.D.
         Chief Executive Officer, President and
         Chairman of the Board of Directors and
         Chief Accounting Officer

By:      /s/Stephen F. Burg                             Date:  April 14, 2004
         ---------------------
         Stephen F. Burg
         Director

By:      /s/ Leonard Mudry                              Date:  April 14, 2004
         ---------------------
         Leonard Mudry
         Director

By:      /s/Adesoji Adelaja                             Date:  April 14, 2004
         ---------------------
         Adesoji Adelaja, Ph.D.
         Director

                                  EXHIBIT INDEX



Number Exhibit

21     Subsidiaries of Xechem

23     Consent of WithumSmith+Brown CPA's

23.2   Consent of Wiss & Co. LLP

31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002