Form 10QSB
period 2004-03-31
XECHEM INTERNATIONAL INC
filed 2004-06-14
CIK 919611

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2004
                               -------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

For Quarter Ended                             Commission File Number  0-23788
                  --------------------                              ------------

                           Xechem International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       22-3284803
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswick, NJ           08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code        (732) 247-3300
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

                                      Yes X   No
                                         ---    ---
Number of shares outstanding of the issuer's common stock, as of May 31, 2004 was 258,668,776 shares.

Transitional Small Business Disclosure Format

                                      Yes       No X
                                          ---     ---


                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                                          Page No.
                                                                                          --------
Part I.    Financial Information

Item 1.    Consolidated Balance Sheets as of
              March 31, 2004 [Unaudited] and December 31, 2003............................  3

           Consolidated Statements of Operations
              For the three month period from January 1, 2004 and 2003 to March
              31, 2004 and 2003 and for the period from March 15,1990
              (inception) to March 31, 2004  [Unaudited] .................................  4

           Consolidated Statement of Stockholders' Equity from March 15,1990
              (inception) to March 31, 2004  [Unaudited]..................................  5 - 7

           Consolidated Statements of Cash Flows
              For the three month period from January 1, 2004 and 2003 to March
              31, 2004 and 2003 and for the period from March 15,1990
              (inception) to March 31, 2004  [Unaudited] .................................  8 - 9

           Notes to Consolidated Financial Statements..................................... 10 - 20

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations  ............................. 22 - 30

Item 3.     Controls and Procedures....................................................... 30


Part II.   Other Information ............................................................. 31 - 33

           Signatures and Certifications.................................................. 34 - 37


                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      MARCH          DECEMBER
                                                     31, 2004        31, 2003
                                                    -----------    ------------
CURRENT ASSETS

   Cash                                               $ 740,000       $ 580,000
   Accounts receivable, net of
    allowance of  $ 0 (2004) and $7,000 (2003)           21,000          27,000
   Inventory                                                  -               -
   Prepaid expenses and other current assets            103,000         109,000
                                                    -----------    ------------

   TOTAL CURRENT ASSETS                                 864,000         716,000

 Equipment, less accumulated depreciation
  of $1,298,000 (2004) and $1,266,000 (2003)            432,000         423,000
 Leasehold improvements, less
  accumulated amortization of
  $722,000 (2004) and $705,000 (2003)                   304,000         310,000
 Deposits                                                72,000          53,000
 Deferred financing charges                          11,363,000      13,985,000
 Deferred consulting charge                             961,000       1,275,000
                                                    -----------    ------------

TOTAL ASSETS                                        $13,996,000    $ 16,762,000
                                                    ===========    ============

CURRENT LIABILITIES
   Accounts payable                                   $ 671,000       $ 601,000
   Accrued expenses to related parties                  384,000         594,000
   Accrued expenses to others                           593,000         380,000
   Note payable to bank                                       -          55,000
   Notes payable to related party, net
    of discount of $4,000(2004) and $9,000 (2003)       600,000         595,000
   Notes payable                                              -         200,000
   Convertible notes, net of discount
    of $26,000 (2004) and $99,000 (2003)                 19,000         218,000
   Capital leases: short-term                            27,000          27,000
   Other current liabilities                             35,000          35,000
                                                    -----------    ------------

     TOTAL CURRENT LIABILITIES                        2,329,000       2,705,000
                                                    -----------    ------------

Notes payable                                         3,984,000       2,484,000
Notes payable to related parties                        275,000         340,000
Capital leases: long term                                80,000          86,000
Convertible debentures, net of
 discount of $65,000 (2004) and $67,000 (2003)           19,000          17,000
                                                    -----------    ------------

TOTAL LIABILITIES                                     6,687,000       5,632,000
                                                    -----------    ------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)
   Class A voting preferred stock, $.00001 par
    value, 2,500 shares authorized; 2,500 shares
    issued and outstanding (2004 and 2003)                    -               -
   Class B 8% preferred stock,$ .00001 par value ,
    1,150 shares authorized; none outstanding                 -               -
   Class C preferred stock,$ .00001 par
    value, 49,996,350 shares authorized; 6923
    issued and outstanding in (2004) and 923
    issued and outstanding in (2003)                          -               -
   Common stock,$.00001 par value 1,950,000,000
    shares authorized; 198,131,000 (2004) and
    64,240,000 (2003) issued and outstanding              2,000           1,000
   Unearned compensation expense                              -               0
   Additional paid in capital                        64,250,000      56,433,000
   Deficit accumulated during development stage     (56,943,000)    (45,304,000)
                                                    -----------    ------------

   TOTAL STOCKHOLDERS EQUITY (DEFICIT)                7,309,000      11,130,000
                                                    -----------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT) $13,996,000    $ 16,762,000
                                                    ===========    ============




               The notes to consolidated financial statements are
                     an integral part of these statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           CUMULATIVE FROM
                                                            MARCH 15, 1990
                                                               (DATE OF
                                   YEARS ENDED               INCEPTION) TO
                                     MARCH 31                  MARCH 31
                          ------------------------------    -------------
                               2004             2003             2004
                          -------------    -------------    -------------

Revenues:                 $      60,000    $     123,000    $   2,008,000

EXPENSES:
Research
 and development              5,445,000          180,000       16,869,000
General and
 administrative               3,456,000          493,000       20,364,000
Writedown of
 inventory
 & intangibles                        -                -        1,861,000
                          -------------    -------------    -------------
                              8,901,000          673,000       39,094,000
                          =============    =============    =============

LOSS FROM OPERATIONS         (8,841,000)        (550,000)     (37,086,000)
                          -------------    -------------    -------------

OTHER INCOME
 (EXPENSE) - NET:

Interest Expense
 - Related Party                (13,000)         (11,000)      (8,954,000)

Interest Expense             (2,786,000)         (77,000)     (12,782,000)

Other(net)                        1,000                -          194,000
                          -------------    -------------    -------------
                             (2,798,000)         (88,000)     (21,542,000)
                          -------------    -------------    -------------

NET LOSS
 BEFORE INCOME TAXES        (11,639,000)        (638,000)     (58,628,000)

Sale of New Jersey
 net operating
 loss carryforwards                   -                -        1,685,000
                          -------------    -------------    -------------

NET LOSS                  $ (11,639,000)   $    (638,000)   $ (56,943,000)
                          =============    =============    =============

BASIC AND DILUTED
 LOSS PER COMMON SHARE    $       (0.10)   $       (0.38)
                          =============    =============

WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING
 - BASIC AND DILUTED       113,643,680        1,678,570
                          =============    =============


               The notes to consolidated financial statements are
                     an integral part of these statements.


                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
       FOR THE PERIOD MARCH 15, 1990 (DATE OF INCEPTION) TO MARCH 31, 2004
                                   (UNAUDITED)

                                                                                   Unearned       Additional          Deficits
                                                Number of                        Compensation   Paid-In-Capital  Accumulated During
                                              shares issued         Par value       Expense    (As Reclassified)  Development Stage
                                              -----------------   ------------    -----------   ---------------   -----------------
Common stock issued
 to Dr. Pandey in 1990 in
 exchange for equipment
 recorded at transferor's cost                            -       $        -      $        -    $     125,000

Laboratory and research
 equipment contributed to capital
 by Dr. Pandey in 1990 and 1991                           -                -               -          341,000

Contribution to capital
 relating to unconsummated
 acquisition in 1992                                      -                -               -           95,000

Exchange of securities of newly
 formed parent for outstanding
 securities of entities
 owned by Dr. Pandey                                  1,000                -               -       13,840,000

Initial public offering in
 1995 at $ 5 per share,
 less related expenses                                1,000                -               -        4,543,000

Stock options granted
 at exercise prices below market:
                            1994                          -               -                -           51,000
                            1995                          -               -                -        1,110,000
                            1996                          -               -                -           18,000
                            1997                          -               -                -           31,000


Private placements,
 less related expenses:
In 1995 at $ 3.00 per share                               -                -               -          389,000
In 1996 at $ 3.00 per share,
 net of a related 66,000 shares
 returned by Dr. Pandey                                   -                -               -           53,000
In 1997 at $ 0.05 per share                          15,000                -               -        2,291,000

Shares issued in 1996 at $ 0.38
 per share upon termination of
 agreement to sell a minority
 interest in a subsidiary                                 -                -               -          100,000

Conversion of preferred stock
 into common stock at $ 1.25 to
 $ 1.75 per share less related costs:
In 1996                                               1,000                -               -        1,995,000
In 1997                                              15,000            1,000               -        2,131,000

Conversion of debt into common
 stock in 1996 at $ 0.25 per share.                       -                -               -          369,000

Shares issued in settlement
 of a lawsuit in 1996
  valued at $ 1.31 per share                              -                -               -           33,000

Conversion of Dr. Pandey's
 preferred stock and debt into common
 stock in 1997 at $ 0.0625 per share                  6,000                -               -        1,214,000

Other                                                     -                -               -           16,000

Private placement at $ 0.05 per share                 4,000                -               -          559,000

Contribution to capital by
 stockholders of equity
 interest in Xechem India                                 -                -               -           79,000

Conversion of debt into c
 ommon stock at $ 0.05 per share                      3,000                -               -          440,000

Stock issued to Fortress
 Financial at $ 0.0001 per share                          -                -               -                -

Return of capital to
 David Blech or his designees                             -                -               -         (261,000)

Sale of common stock in 1999
 pursuant to Blech
 agreement at $ 0.01 per share                       15,000            1,000               -          444,000

Conversion of debt due related
 parties in 1999 at $ 0.01 per share                 15,000                -               -          360,000

Shares issued to directors, employees
 and consultants in 1999 for
 services valued at $ 0.037 per share                 4,000                -               -          410,000
Capital arising from issuance of
 Class C Stock (Note 7): Series 4                         -                -               -          400,000
Series 5                                                  -                -               -        1,564,000

Net loss from
 inception to December 31, 1999                                                                                    (32,493,000)
                                                ------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                        80,000    $       2,000             $ -    $  32,740,000    $ (32,493,000)

Stock options
 exercised at $ .01 per share                             -                -               -            4,000

Issuance of 1,500,000
 options at $.01 per share
 with a FMV of $ .06 per
 share for services rendered                              -                -               -           75,000

Conversion of Class C
 preferred stock to common shares                    27,000            1,000               -           (1,000)



                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
       FOR THE PERIOD MARCH 15, 1990 (DATE OF INCEPTION) TO MARCH 31, 2004
                                   (UNAUDITED)

                                                                                   Unearned       Additional          Deficits
                                                Number of                        Compensation   Paid-In-Capital  Accumulated During
                                              shares issued         Par value       Expense    (As Reclassified)  Development Stage
                                              -----------------   ------------    -----------   ---------------   -----------------


Conversion of debt to shares
 of Common Stock @ $0.01 per share                    5,000                -               -          164,000

Private placement of shares
 of Common Stock @ $0.08 per share                        -                -               -           80,000

Issuance of Common Stock @ $0.096
 per share for services rendered                      1,000                -               -          107,000

Stock options exercised at $ .01
 per share with a FMV of $0.076 per share                 -                -               -            5,000

Conversion of debt to shares
 of Common Stock @ $0.01 per share                    1,000                -               -           22,000

Stock options exercised
 at $ .01 per share                                       -                -               -            1,000

Beneficial Conversion
 feature of notes payable                                 -                -               -          286,000

Charge to operations resulting from
 Options granted to Directors,
 Consultants and Employees                                -                -               -          192,000

Unearned Stock Compensation
 Expense Related to Options
 granted to Directors,
 Consultants and Employees                                -                -        (406,000)         406,000

Increase in Equity
 Interest in Xechem India                                 -                -               -           19,000

Net loss for year
 ended December 31, 2000                                  -                -               -                -       (1,971,000)
                                                ------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                       114,000    $       3,000   $    (406,000)   $  34,100,000    $ (34,464,000)

Stock issued
 for services rendered                                2,000                -               -           68,000

Amortization of
 unearned stock compensation                              -                -         197,000                -

Stock options
 exercised at $ .01 per share                             -                -               -            6,000

Beneficial Conversion
 feature of notes payable                                 -                -               -          216,000

Unearned Stock Compensation
 Expense Related to Options
 granted to Directors and Employees                       -                -         (75,000)          76,000

Stock Options Granted to Consultants                      -                -               -           16,000

Stock issued for
 cancellation of indebtedness                         1,000                -               -           15,000

Shares issued upon
 conversion of debentures                             9,000            1,000               -           68,000

Net loss for year
 ended December 31, 2001                                  -                -               -                -       (1,744,000)
                                                ------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2001                       126,000    $       4,000   $    (284,000)   $  34,565,000    $ (36,208,000)

Shares issued upon conversion
 of debentures @ $ .001 per share                    44,000            1,000                          188,000

Stock issued for services
 rendered @ $.007 per share                               -                                            10,000

Stock options
 exercised @ $ .01/share                                  -

Amortization of
 unearned stock compensation                                                          45,000

Beneficial conversion
 feature of notes payable                                                                              52,000

Shares issued upon conversion
 of debentures@ $ .001 per share                     20,000            1,000                           74,000

Amortization of unearned
 stock compensation                                                                   44,000

Stock options issued @
 $ .006/share : 16,000,000 options                                                  (160,000)         160,000

Amortization of stock options
 compensatory charge over service period                                              40,000

Stock options
 exercised @ $ .006/share                             2,000                                            30,000

Beneficial conversion
 feature of debentures                                                                                148,000

Record value of warrants issued                                                                       272,000

Beneficial conversion
 feature of notes payable                                                                              35,000

Shares issued upon conversion
 of debentures@ $ .001 per share                     95,000            3,000                          318,000

Stock issued for services
 rendered @ $ .003 per share                          7,000                                            60,000

Amortization of
 unearned stock compensation                                                          45,000

Amortization of beneficial
 conversion feature of notes payable                                                                  104,000



                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
       FOR THE PERIOD MARCH 15, 1990 (DATE OF INCEPTION) TO MARCH 31, 2004
                                   (UNAUDITED)

                                                                                   Unearned       Additional          Deficits
                                                Number of                        Compensation   Paid-In-Capital  Accumulated During
                                              shares issued         Par value       Expense    (As Reclassified)  Development Stage
                                              -----------------   ------------    -----------   ---------------   -----------------


Amortization of stock options
 compensatory charge over service period                                              40,000

Shares issued upon conversion
 of debentures@ $ .0005 per share                   362,000           11,000                          533,000

Stock issued for services
 rendered @ $ .0007 per share                         3,000                                             7,000

Amortization of
 unearned stock compensation                                                          32,000

Amortization of beneficial
 conversion feature of notes payable                                                                  662,000

Amortization of stock
 options compensatory
 charge over service period                                                           40,000

Finders fee for
 convertible debt issuance                                                                           (130,000)

Record debt discount
 on notes & debentures                                                                              1,068,000

Cost incurred with
 stock options issued for service                                                                      18,000

Net loss for the
 year ended December 31, 2002                                                                                       (3,599,000)
------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31,
 2002 (AS RECLASSIFIED)                             659,000    $      20,000   $    (158,000)   $  38,174,000    $ (39,807,000)

Effect of Reverse Stock Split                                        (19,000)                          19,000

Shares issued upon conversion
 of notes @ an avg
 of $ .0002 per share                               422,000                                           254,000

Shares issued upon conversion
 of notes @ an avg
 of $ .00006 per share                              972,000                                           171,000

Shares issued upon conversion
 of notes & debentures
 @ $ .000025 per share                            1,091,000                                            84,000

Shares issued upon conversion
 of notes @ an avg
 of $ .06 per share                                 789,000                                            47,000

Shares issued upon conversion
 of notes @ an avg
 of $ .055 per share                                 63,000                                             3,000

Shares issued upon conversion
 of notes @ an avg
 of $ .03 per share                              10,673,000                                           320,000

Shares issued upon conversion
 of notes @ an avg
 of $ .0025 per share                            49,571,000                                           125,000

Amortization of
 unearned stock compensation                                                         158,000

Fair value of shares to be
 issued in conjunction with loans                                                                      78,000

Fair value of shares to be
 issued in conjunction with consulting                                                                 25,000

Issuance of warrants                                                                                1,330,000

Beneficial conversion feature of loans                                                                 70,000

Capitalization of
 deferred finance charges                                                                          15,733,000


Net loss for the year
 ended December 31, 2003                                                                                            (5,497,000)
------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2003                    64,240,000              $ -             $ -    $  56,433,000    $ (45,304,000)
==============================================================================================================================

Shares issued upon
 conversion of notes @ an
 avg of $ .0025 per share                       124,348,000            1,000                          310,000

Private placement @.07                            9,143,000                                           640,000

Stock issued for
 services rendered @ an
 avg of $ .12 per share                             200,000                                            24,000

Stock issued for services
 rendered prior year @
 an avg of $ .125 per share                         200,000                                                 -

Shares of Preferred
 Class C issued
 for Ceptor purchase                                                                                4,760,000

Ceptor options
 isued to Pursley                                                                                   2,083,000

Net loss for the
 quarter ended March 31, 2004                                                                                     $(11,639,000)
------------------------------------------------------------------------------------------------------------------------------
BALANCES AT March 31, 2004                      198,131,000    $       1,000   $     158,000    $  64,250,000    $ (56,943,000)
==============================================================================================================================


                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    Cumulative from
                                                                                                     March 15, 1990
                                                                                                  (date of inception)
                                                                            Ending March 31           to March 31,
                                                                      ----------------------------    ------------
                                                                          2004            2003            2004
                                                                      ------------    ------------    ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $(11,638,000)   $   (638,000)   $(56,942,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation                                                                31,000          18,000       1,199,000
Amortization                                                                17,000          17,000         894,000
Amortization of beneficial conversion features                              80,000               -       1,503,000
Amortization of warrants issued                                                  -               -         215,000
Common stock and stock options issued                                    2,107,000               -       2,267,000
Unearned compensation                                                            -          40,000         284,000
Interest and compensation expense in connection
with issuance of equity securities                                               -          35,000      18,823,000
Write down of inventories                                                        -               -       1,344,000
Write down of patents                                                            -               -         517,000
Loss on investment in related party                                              -               -          89,000
Write off of acquired research and development costs                     5,034,000               -       5,034,000
Amortization of deferred financing charges                               2,622,000               -       4,370,000
Amortization of deferred consulting charge                                 314,000               -         369,000

Changes in operating assets and liabilities (Increase) decrease in:
Accounts receivable                                                          6,000           3,000         (21,000)
Inventories                                                                      -               -      (1,339,000)
Prepaid expenses and other current assest                                   24,000         (45,000)         43,000
Other                                                                            -               -         (20,000)
Increase (decrease) in:
Accounts payable                                                            70,000         162,000         694,000
Other current liabilities                                                        -               -         (35,000)
Accrued expenses                                                             6,000          14,000         974,000
                                                                      ------------    ------------    ------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                             (1,327,000)       (394,000)    (19,738,000)
                                                                      ------------    ------------    ------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Patent issuance costs                                                            -               -        (548,000)
Cash acquired in acqistion                                                  18,000               -          18,000
Purchases of equipment and leasehold improvements                          (51,000)        (17,000)     (2,172,000)
Investment in unconsolidated entity and others                                   -               -         (23,000)
Other                                                                      (19,000)              -         (27,000)
                                                                      ------------    ------------    ------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES:                               (52,000)        (17,000)     (2,752,000)
                                                                      ------------    ------------    ------------


                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (continued)

                                                                                                    Cumulative from
                                                                                                     March 15, 1990
                                                                                                   (date of inception)
                                                                              Ending March 31         to March 31,
                                                                      ----------------------------    ------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES:                               (52,000)        (17,000)     (2,752,000)
                                                                      ------------    ------------    ------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from related party loans                                                -          10,000       2,197,000
Proceeds from notes payable and convertible notes                        1,225,000         310,000       5,398,000
Proceeds from short term loans                                                   -               -       4,166,000
Capital contribution                                                             -               -          95,000
Net payments on capital leases                                              (6,000)         (2,000)        (26,000)
Payments on interim loans                                                 (200,000)              -        (808,000)
Payments on notes payable - others                                         (55,000)              -        (634,000)
Payments on stockholder loans                                              (65,000)              -        (712,000)
Proceeds from issuance of capital stock                                    640,000               -      13,554,000
                                                                      ------------    ------------    ------------

NET CASH FLOWS FROM FINANCING ACTIVITIES:                                1,539,000         318,000      23,230,000
                                                                      ------------    ------------    ------------

NET CHANGE IN CASH                                                         160,000         (93,000)        740,000
CASH, BEGINNING OF PERIOD                                                  580,000         135,000               -
                                                                      ------------    ------------    ------------
CASH, END OF PERIOD                                                   $    740,000    $     42,000    $    740,000
                                                                      ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for:
                                                                      ------------    ------------    ------------
Interest paid - related party                                         $     13,000    $     11,000    $    297,000
                                                                      ============    ============    ============
Interest paid - other                                                          $ -    $      1,000    $    179,000
                                                                      ============    ============    ============

NONCASH FINANCING AND INVESTING ACTIVITIES

Net assets of Xechem India contributed to capital and
minority interest.                                                             $ -             $ -    $    118,000
                                                                      ============    ============    ============

Liabilities exchanged for preferred and common stock                           $ -             $ -    $  1,271,000
                                                                      ============    ============    ============

Equipment purchased through financing                                          $ -             $ -    $    134,000
                                                                      ============    ============    ============

Securities issued as payment on related party note                             $ -             $ -    $     20,000
                                                                      ============    ============    ============

Shares issued upon conversion of debentures, notes
and related interst                                                   $    311,000    $    477,000    $  1,448,000
                                                                      ============    ============    ============

Convertible notes refinanced by notes payable                                  $ -    $    367,000    $    367,000
                                                                      ============    ============    ============

Warrants Issued                                                                $ -             $ -    $    193,000
                                                                      ============    ============    ============

Warrants Issued for services                                                   $ -             $ -    $  1,330,000
                                                                      ============    ============    ============

Debt Discount related to financing agreements                                  $ -             $ -    $     70,000
                                                                      ============    ============    ============

Deferred Financing Charges associated with financing agreement                 $ -             $ -    $ 15,733,000
                                                                      ============    ============    ============

Preferred Stock issued in asset acquisition                           $  4,760,000             $ -    $  4,760,000
                                                                      ============    ============    ============
Assts and Liabilites acquired assumed in asquistion:
Long-term Debt                                                        $    275,000             $ -    $    275,000
                                                                      ============    ============    ============
Prepaid Expenses                                                      $     18,000             $ -    $     18,000
                                                                      ============    ============    ============
Accrued Expenses                                                      $     36,000             $ -    $     36,000
                                                                      ============    ============    ============

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

 [1] SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared assuming Xechem International, Inc. and its subsidiaries Xechem, Inc., Xechem Laboratories, Inc., XetaPharm, Inc., Xechem (India) Pvt. Ltd., and Ceptor Corporation will continue as a going concern. We have suffered recurring losses from operations and have a net working capital deficiency that raises substantial doubt about our ability to continue as a going concern The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Significant accounting policies and other matters relating to us and our wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc., XetaPharm, Inc, Xechem (India) Pvt. Ltd., and our newly acquired subsidiary Ceptor Corporation are set forth in the financial statements for and as of the year ended December 31, 2003 included in our Form 10-KSB, as filed with the Securities and Exchange Commission. The following represents new policies adopted during the three months ended March 31, 2004.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES

In-process research and development (IPR&D") charges are recorded in connection with acquisitions and represent the value assigned to acquired assets which have not yet reached technological feasibility and for which there is no alternative use. Fair value is generally assigned to these assets based on the net present value of the projected cash flows expected to be generated by those assets. Significant assumptions underlying these cash flows include our assessment of the timing and our ability to successfully complete the in-process research and development project, projected cash flows associated with the successful completion of the project, and interest rates used to discount these cash flows to their present value. The acquisition of the IPR&D was consummated by issuing Xechem's Class C Series 7 Preferred Stock, which was immediately convertible into shares of common stock. We determined the best measure for determining the fair value was the average closing price of Xechem's common stock for a reasonable period of time before and after the terms of the acquisition were agreed to and announced. See Ceptor Corporation


[2] BASIS OF REPORTING

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our consolidated financial position at March 31, 2004 and the consolidated results of its operations for the three months ended March 31, 2004 and 2003 and for the cumulative period from March 15, 1990 (date of inception) to March 31, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-KSB for the year ended December 31, 2003. The results of operations for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for a full year.

As a result of our net losses through December 31, 2003 and accumulated deficit since inception, our auditors, in their report on our financial statements for the year ended December 31, 2003, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of March 31, 2004. Our research and development activities and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

We received $1,225,000 in the first three months of 2004 from investor financing which became a note payable, the terms of which are detailed in Note 6, Notes and Loans Payable, and $640,000 from a private offering of our common stock at 7 cents per share which resulted in the issuance of 9,142,857 shares of our common stock.

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

(3) ESTIMATES
In  preparing  financial   statements  in  conformity  with  generally  accepted

accounting principles management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[4] NOTE PAYABLE BANK

Note payable bank at December 31, 2003 totaled approximately $55,000. This loan had been collateralized by all tangible assets including accounts receivables. The $55,000 loan represented borrowings against a $ 55,000 line-of-credit at interest rate of 6.00% as of December 31, 2003 from the Bank of New York. This note was paid in full during the first quarter of 2004.

[5] CONVERTIBLE NOTES

Convertible notes
 consists of the following:           December 31,    March 31,
                                         2003           2004
                                       --------      --------
Unsecured Convertible Notes (A)        $317,000       $45,000
Less Unamortized Debt Discount           99,000        26,000
                                       --------      --------
Total Convertible Notes                $218,000      $ 19,000
                                       ========      ========

(A) On May 23, 2002, we received approximately $1,134,000 from "Unsecured Convertible Notes" less $130,000 in legal and finder's fees. The term of these notes is for two (2) years with simple interest accruing at the annual rate of 8% payable on May 23, 2004 (the Maturity Date). These notes are convertible into shares of our common stock after six months from receipt, the conversion price of the Notes is $0.0025. In addition, certain the holders of Unsecured Convertible Notes were issued five-year warrants to purchase 11,853 shares of common stock at an exercise price of $30 per share, with .01333 warrants issued for each $1.00 of investment in notes. These notes may not be redeemed or paid before the Maturity Date without consent of the Borrower. The estimated fair value of the warrants of approximately $271,000 and the intrinsic value of the beneficial conversion feature of approximately $834,000 have been allocated to paid-in capital. This resulting debt discount is being amortized on a straight-line basis over the term of the notes.

The interest on those notes accrues and is payable upon maturity and, at the option of the holder, may be converted into common stock, by a defined formula.

During 2004 we had the following activity concerning the "Unsecured Convertible Notes":
                             Converted  Converted                Balance
Balance 12/31/03  Additions  Principal  Interest  Shares Issued  03/31/04
----------------  ---------  ---------  --------- -------------  --------
$ 317,000             -       $272,000   $39,000   124,347,583    $45,000
----------------  ---------  ---------- --------- -------------  --------

As of March 31, 2004 we have accrued interest relating to the notes of approximately $7,000.

[6] CONVERTIBLE DEBENTURES

As of March 31, 2004, and December 31, 2003, we had approximately $84,000 in outstanding debentures bearing interest at 8% and maturing in 2011. The debentures were convertible six months after issuance at $7.50 per share. The intrinsic value of the beneficial conversion feature of approximately $144,000 has been allocated to paid-in capital. This resulting debt discount is being amortized over the term of the note. As of March 31, 2004, the unamortized debt discount is $65,000. In October 2003, after a series of modifications, the debentures are convertible into common stock using a conversion price of $ 0.0025.

Xechem has reserved the right to repay these Debentures in full or in part without penalty at any time. Xechem must give fifteen (15) days notice to the payee of its intention to prepay. At March 31, 2004 there was approximately $16,000 in accrued interest relating to the debentures.

[7] NOTES PAYABLE

Notes Payable consists of the following:

                                December 31,  March 31,
                                -----------------------
                                   2003         2004
                                ----------   ----------
Secured Notes Payable (A)       $1,134,000   $1,134,000
$6,000,000 Unsecured Loan (B)    1,350,000    2,575,000
Unsecured Note (C)                 275,000            0
Alembic, Ltd. (D)                  200,000            0
                                ----------   ----------
Total Notes Payable              2,959,000    3,709,000
Less Current Portion               200,000            0
                                ----------   ----------
Total Long Term Notes Payable   $2,759,000   $3,709,000
                                ==========   ==========

(A) The convertible debentures totaling $367,000 at December 31, 2002 was increased by an additional funding of $767,000 by certain investors during the twelve months ended December 31, 2003, at which time debentures were converted into term notes. The new term notes bearing simple interest at 8% per annum, due on the earliest to occur of the settlement, dismissal or final adjudication of the Bristol Myers Squibb lawsuit (the "BMS Lawsuit"), plus additional interest equal to forty percent (40%) of the net proceeds, if any recovered by us with respect to the BMS Lawsuit, subject to an adjustment factor of the net recovery to us (after deduction of legal fees and costs). We have granted the term loan holders a security interest in the BMS lawsuit. These notes will be due on the later of 18 months from the date of the Note Purchase Agreement or final disposition of the BMS lawsuit (provided that the additional interest, if any, as referenced above, will be due on disposition of the lawsuit). As of March 31, 2004 we accrued interest of approximately $93,500 associated with this loan. The BMS lawsuit alleges damages due to alleged anticompetitive actions by Bristol Myers Squibb in connection with its activities related to paclitaxel. Our lawsuit was dismissed in 2003, and we have filed an appeal of the dismissal, which appeal is presently pending before the U.S. Court of Appeals.

(B)Agreement to Fund $6,000,000 Unsecured Loan
We have entered into a letter agreement ("Note Purchase Agreement") dated November 11, 2003 with Marjorie Chassman and designees (the "Investor") to issue $6,000,000 of unsecured promissory notes (the "New Notes") over a 12 month period, to be funded: (i) $700,000 by November 25, 2003; (ii) $650,000 by December 24, 2003; (iii) $500,000 per month for January and February, 2004; (iv) $450,000 for March, April and May, 2004; (v) $400,000 for June, July, August, September and October, 2004; and (vi) $300,000 for November, 2004. Proceeds from the loans for 2004 are due on the first business day of the month, subject to a 30-day grace period. The New Notes will bear interest at 8% per annum and mature 18 months from the date of the agreement. The funding of the New Notes was conditioned upon satisfaction and subject to all of other matters discussed below and execution of definitive documents consistent with the letter agreement.

As of March 31, 2004, we have received $2,575,000 from this loan and recorded $47,000 in accrued interest.

(C) In conjunction with the Ceptor Acquisition, we assumed $275,000 of unsecured debt, which bears interest at ten percent per annum and is due in December 2005.

(D) In December 2003, we received a $200,000 advance from Alembic, Ltd. a new investor in the Company in contemplation of a financing agreement under negotiation. This amount was repaid in March 2004 and a definitive agreement was signed on April 5, 2004. See Subsequent Events.

[8] NOTES PAYABLE TO RELATED PARTIES

During the three months ended March 31, 2004, we repaid $65,000 of principal due Dr. Ramesh C. Pandey.

[9] LEGAL PROCEEDINGS

We have entered into a consent judgment in the amount of $200,000 for payment of accrued, unpaid legal fees with our former patent counsel, with a mutually agreed stay of execution of such judgment until August 2004. This amount is included in accounts payable as of March 31, 2004.

We had previously licensed certain technology from the MD Anderson Cancer Center of the University of Texas related to a jointly developed formulation for the delivery of paclitaxel. We filed suit in New Jersey federal court seeking a declaratory judgment as to the validity of such license, which suit was transferred to federal court in Texas and subsequently dismissed by the court. We have appealed such dismissal, which appeal presently remains outstanding.

We filed suit in the U.S. District Court of the Northern District of Illinois against Bristol Meyers Squibb alleging damages for anti-competitive behavior in connection with its extension of exclusive U.S. rights to paclitaxel. The lawsuit was dismissed based upon failure to timely file the lawsuit (statute of limitations). We have appealed the dismissal to the U.S. Court of Appeals for the Seventh Circuit.

[10] NET LOSS PER SHARE

Net loss per share was calculated using the weighted average number of common shares outstanding. For the three months ended March 31, 2004 and 2003, stock options and warrants respectively have been excluded from the calculation of diluted loss per share, as they are antidilutive.

[11] STOCK-BASED COMPENSATION

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

Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. No options were issued during the quarter ended March 31, 2004.

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

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

NEEDS UPDATE                                            QUARTER ENDED
                                                 MARCH 31,        MARCH 31,
                                                   2004             2003
                                               ------------    ------------
Net loss, as reported                          $(11,639,000)   $   (638,000)

Stock-based employee compensation
 expense under fair value method,
 net of  related tax effects                              0          (5,000)
                                               ------------    ------------
Pro forma net loss                             $(11,639,000)   $   (643,000)
                                               ============    ============

Loss per share:
Basic and diluted, as reported                 $      (0.10)   $      (0.38)
                                               ============    ============
Basic and diluted, pro forma                   $      (0.10)   $      (0.39)
                                               ============    ============

[12] CEPTOR CORPORATION

ACQUISITION

On January 27, 2004, we acquired all of the outstanding capital stock of Ceptor Corporation ("Ceptor") pursuant to an Agreement and Plan of Merger ("Merger Agreement"). In conjunction with the Merger Agreement, we issued 6,000 shares of Class C Series 7 Preferred Stock to the former shareholders of Ceptor Corporation, valued at $4,760,000. The new Class C Series 7 Preferred Stock has a $6,000,000 liquidation preference and is convertible into 30,000,000 shares of common stock at the option of the holders of the Class C Series 7 Preferred Stock, together with piggyback registration rights for the underlying common shares. We also agreed to provide a contingent award of $1,000,000 of our stock to certain former Ceptor shareholders (payable in our stock valued at the lesser of $0.20 per share or market value) upon the achievement of a designated milestone for each product developed with the technology.

Ceptor's current focus is on neurodegenerative and neuromuscular diseases, which include therapeutics for muscular dystrophy, multiple sclerosis, ALS, and epilepsy. Ceptor's platform technology includes two proprietary products, MYODUR(TM) and NEURODUR(TM). In pre-clinical studies, Ceptor has already demonstrated efficacy with MYODUR(TM) in muscular dystrophy and with NEURODUR(TM) in multiple sclerosis.

Ceptor maintains executive offices in Hunt Valley, Maryland consisting of approximately 5,200 square feet. This lease expires at the end of 2006 and should provide sufficient space for Ceptor 's clinical, regulatory, and other administrative functions during that time period. Ceptor conducts its research operations in an academic setting under the direction of Drs. Stracher and Kesner. Ceptor plans to outsource the manufacture of its clinical supplies and the clinical development management, for the near term.

In conjunction with this acquisition, we recorded approximately $5,034,000 of intangible assets, consisting of granted patents and pending patent applications, which have been expensed as in process research and development costs. The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in the acquisition:


Current Assets                                                      $   86,000
In Process Research & Development                                    5,034,000
                                                                    ----------

Total assets acquired                                               $5,120,000

Current Liabilities                                                     85,000
                                                                    ----------
Notes Payable                                                          275,000
                                                                    ----------
Net assets acquired                                                 $4,760,000
                                                                    ==========

Pursuant to the Emerging Issues Task Force's Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business, Ceptor Corporation did not meet the criteria to qualify as a business. Therefore, our acquisition of Ceptor Corporation did not qualify as a business combination under FASB Statement 141, "Business Combinations." The value of the IPR&D has been charged to operations upon the close of the merger.

SIGNIFICANT AGREEMENTS

On March 31, 2004, we entered into an agreement with Ceptor and William Pursley ("Pursley") intended to provide a framework for independent financing of Ceptor ("the Ceptor agreement"). The Ceptor agreement contemplates that Ceptor will seek to obtain bridge funding to be followed by a subsequent round of capital infusion. On May 18, 2004, they secured financing of 1.1 million. See Subsequent Events

The Ceptor agreement calls for Pursley to act full time as chief executive officer of Ceptor pursuant to a two-year employment agreement, subject to automatic renewal absent delivery of nonrenewable. It calls for base compensation comparable to that previously earned by Mr. Pursley while an officer of Xechem. As part of the Agreement, Mr. Pursley has resigned from his positions as president, chief operating officer, vice chairman and a member of the board of directors of Xechem.

The Ceptor agreement contemplates that Ceptor will take the necessary steps to effect a stock split so that after the split, we will own 1,406,250 shares of Ceptor $0.00001 per share par value common stock, constituting all of its then issued and outstanding stock. Ceptor has further agreed to issue to Ceptor's management team members options to purchase in the aggregate 1,093,750 shares of common stock, fully vested and exercisable at par value for a period of 10 years from the date of grant. The value of these options granted was $2,082,500 and is included in the accompanying statement of operations as general and administrative expenses. The fair value was determined by the ownership percentage to be obtained upon exercise multiplied by the purchase price for Ceptor due to the short proximity of time.

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

The Ceptor Agreement also calls for Xechem to fund $125,000 on or before April 1, 2004, and subject to the full funding by Marjorie Chassman of her loan obligations to Xechem for the months of April and May of 2004, Xechem agreed to fund an additional $125,000 on May 1, 2004 and June 1, 2004 to Ceptor. All such funding will be in the form of capital contributions.

In addition, Ceptor has granted to Xechem the right to 2% of all gross revenues received by Ceptor, its subsidiaries, affiliates and assigns with respect to the sale or licensing of any products incorporating any Ceptor intellectual property.

The Ceptor agreement was amended in April 2004. See Subsequent Events

[13] EQUITY AND OPTION TRANSACTIONS

During the quarter covered by this report, we issued a total of 124,347,583 shares of our Common Stock to holders of convertible debt in connection with the conversion of such indebtedness. The amount of indebtedness, principal and accrued interest, converted as a result of such transactions was $311,000. We also issued 200,000 shares of our Common Stock to consultants for services rendered with a charge to operations of $24,000 and 200,000 shares to settle $25,000 of 2003 expenses. In March 2004, we issued 9,142,857 shares of our Common Stock in exchange for an investment of $640,000 in a private placement. We also issued 6,000 shares of our Preferred Stock Class C to the shareholders of Ceptor Corporation in connection with acquisition of Ceptor. (See Ceptor
Corporation) We did not use the services of any finders or securities broker-dealers in connection with these transactions. We believe that all shares issued in the above transactions are exempt from registration under the Securities Act by virtue of Section 3(a)(9) of the Securities Act and/or Regulation D promulgated thereunder.

During the three months ended March 31, 2004, the following options to purchase shares of our Common Stock were approved by the Board of Directors, but are subject to the approval of the Company's incentive plan by the stockholders. The options are not considered granted until the plan is approved; accordingly the related expense has not been recorded in the statement of operations.

NAME                   NO. OF OPTIONS     PRICE       TERM
------------------------------------------------------------
Leonard Mudry            5,000,000        $ 0.01    10 Years
------------------------------------------------------------
Stephen Burg             5,000,000        $ 0.01    10 Years
------------------------------------------------------------
Soji Adelaja*            5,000,000        $ 0.01    10 Years
------------------------------------------------------------
WILLIAM PURSLEY         43,000,000      $ 0.0025     5 Years
------------------------------------------------------------

*Vesting according to the following schedule (based upon continued service as a director of the Company): 250,000 shares presently and on each of June 30, September 30 and December 31 of 2004, and an additional 1,000,000 shares on each of December 31, 2005, 2006, 2007 and 2008. In the event of a "change of control" (i.e. any single party acquires 50% or greater beneficial ownership of the Company), provided Mr. Adelaja is serving as a director of the Company immediately prior to the event causing a change in control, then all unvested options shall immediately vest. All other terms of the options shall contain terms and conditions substantially similar to those in favor of Messrs. Mudry and Burg, and the Company by any of its officers is directed to take the steps necessary to cause the preparation of an agreement to codify the option grant.

[14] SUBSEQUENT EVENTS

Ceptor Financing Agreement

On April 20, 2004, we (or "Xechem") have entered into an amended agreement with our subsidiary, Ceptor Corporation ("Ceptor") and William Pursley ("Pursley") of the March 31, 2004 Ceptor agreement. The amended agreement clarified the number of shares of Ceptor to be "Put" by Xechem pursuant to the "Put" obligation shall be that amount of shares equal to the quotient of (a) 25% of the gross cash raised (before any commissions or other expenses) in each tranche of equity financing by Ceptor; divided by (b) the price per share (the "Issue Price") at which such equity tranche is raised (and if in the form of preferred stock, then the price per share will be computed based upon the number of shares of common stock into which such preferred stock would be converted were the preferred stock to immediately convert to common stock); provided that Xechem's "Put" obligation will cease once it has "Put" stock resulting in aggregate payments to Xechem of $2,000,000 by Ceptor.

In addition, pursuant to the original agreement and plan of merger among Xechem, Ceptor Acquisition Corporation and Ceptor, Xechem agreed to issue $1,000,000 of its common stock to the former stockholders of Ceptor ("Former Stockholders") on the achievement of certain milestone accomplishments of Ceptor, as further delineated in Exhibit 2. Ceptor agrees to cause the Former Stockholders beneficially entitled to not less than 80% of any such future milestone payments to execute and deliver to Xechem counterpart copies of Exhibit 2 and deliver the same to Xechem simultaneous with Xechem's execution of Exhibit 1, in consideration for certain stock and/or options to acquire Ceptor common stock (the "Substitute Consideration"). Should less than 100% of the Ceptor Stockholders execute Exhibit 2 within 30 days following the date of this Agreement, then Ceptor shall provide to Xechem the amount of the Substitute Consideration that they would have received for the milestone entitlements that they did not relinquish, had they executed Exhibit 2 as to the same (e.g. if only 80% execute Exhibit 2, then Xechem would get 25% of the aggregate Substitute Consideration that would be provided). Ceptor will use its best efforts to cause 100% of the Former Stockholders to accept the Substitute Consideration.

Bridge Loan Agreements

Subsequent to the Ceptor Financing Agreement, by Note Purchase Agreement dated as of April 23, 2004 among Ceptor, Xechem and certain named individuals (each a "Noteholder"), Ceptor entered into a bridge financing arrangement whereby it agreed to issue (and has as of this date issued) an aggregate of $1,100,000 of Notes. The Notes bear interest at 8% per annum and are due on the earlier of October 22, 2004 or the date of closing on the next financing of $1,000,000 or more by Ceptor. The Note Purchase Agreement contemplates a proportionate adjustment in the capitalization of Ceptor so that the beneficial ownership will be held (post split) 3,000,000 shares by Xechem, 2,333,333 shares subject to the vested options in favor of current management, 366,667 shares to the Noteholders, and subject to the establishment of an employee stock option pool of 15% of the fully diluted outstanding capital stock of Ceptor (with no options to be granted to William Pursley out of such pool). A 10% commission and 2% non-accountable expense allowance was paid by Ceptor to the placement agent for the Notes.

In order to induce the Noteholders to purchase the Notes, Xechem granted to them the option to convert the indebtedness evidenced by the Notes following default and failure to cure into Xechem common stock at the lesser of seven cents per share or seventy-five percent of the ten-day trailing closing market price for Xechem common stock. Xechem also granted registration rights to Noteholders provided at least $250,000 of Note indebtedness converted into Xechem common stock.

In order to induce Xechem to enter into the Note Purchase Agreement, it conditioned the Notes funding upon receipt of waivers by the holders of at least 80% of the Series C-7 Preferred Stock previously issued by Xechem in connection with its acquisition of Ceptor that they waive their rights to receive additional Xechem common stock upon the achievement of certain milestones. These required waivers were received from holders in excess of 80% of the shares. In addition, Xechem required (and received) the waiver from the holders of $550,000 of the Notes to their rights to convert into common stock of Xechem; to induce this waiver, William Pursley granted them the right to acquire Xechem shares purchasable by him personally pursuant to his existing stock option to acquire up to 43,000,000 shares of Xechem common stock.

Alembic Transactions

On April 5, 2004, we executed definitive documents with Alembic Limited ("Alembic"), a pharmaceutical company based in India. The documents relate to:
(i) a commitment to loan $3,000,000 to us; (ii) a license, royalty and distribution rights agreement ("Xechem Nigeria Agreement") related to the production, sale and licensing of NICOSAN(TM)/HEMOXIN(TM) through Xechem Pharmaceuticals Nigeria, Limited ("Xechem Nigeria"), a majority-owned subsidiary of ours; and (iii) a five-year warrant to purchase 10,000,000 shares of our common stock at $0.20 per share. The loan is in connection with our planned approval for sale and development of a manufacturing facility in Nigeria for the production of NICOSAN(TM)/HEMOXIN(TM)," a drug used to treat sickle cell anemia, through Xechem Nigeria. NICOSAN(TM)/HEMOXIN(TM) has been granted orphan drug status by the FDA in the United States; however, sales will not be permitted in the United States unless appropriate FDA regulatory approval is attained for the product. In addition, in connection with the financing, Alembic purchased $640,000 of our common stock at seven cents per share.

The $3,000,000 loan to us is to be funded with six payments of $500,000 each, with the first made on the date of the closing of the transaction and subsequent payments to be made each thirty days thereafter. Through June 7, 2004, $1,000,000 of the loan amount has been funded.

In connection with the Memorandum of Understanding, we agreed to grant to Alembic a 15% ownership interest in Xechem Nigeria (with antidilution rights regarding its next two rounds of financing). Xechem Nigeria has been formed to manufacture NICOSAN(TM)/HEMOXIN(TM) and to distribute the product in Nigeria and nearby countries. This royalty is in addition to the royalty payable by us to NIPRD (the National Institute for Pharmaceutical Research and Development) on our original license. We also agreed to use our best efforts to cause a designee of Alembic's to be elected to our board of directors. The warrant and Alembic's right with regard to a director designee will lapse if Alembic fails to fund the loan on any of the designated dates or fails to convert the loan to equity on or before its maturity date.

The loan is convertible, at Alembic's option; at a 30%, 40%, 50% and 60% discount to the average closing price of our common stock on the first, second, third and fourth anniversaries of the closing date, respectively. The Xechem Nigeria Agreement also provides that Alembic will receive a royalty of 15% of the gross collected revenues from sales of NICOSAN(TM)/HEMOXIN(TM) in Nigeria for a period of five years from the date of the product launch, 10% of gross collected revenues for the succeeding five years, and 5% of gross collected revenues for the succeeding five years. In addition, we agreed to pay Alembic a royalty of 1% of gross collected revenues in connection with sales to us of product for sale in the U.S. market or outside Nigeria of NICOSAN(TM)/HEMOXIN(TM) manufactured from non-U.S. or for which the active pharmaceutical ingredient is manufactured outside the United States. Xechem

Nigeria has granted Alembic a right of first refusal with respect to distribution rights for NICOSAN(TM)/HEMOXIN(TM) in the remainder of Africa and in India. Under the Xechem Nigeria Agreement, if Alembic fails to fund the loan on any of the designated dates, we will not be obligated to accept any future funds, and Alembic will forfeit the right to receive royalty payments and the right of first refusal. The Xechem Nigeria Agreement also provides that we will be entitled to a royalty of 30% of the first year's revenues and 25% of revenues thereafter from the sale of NICOSAN(TM)/HEMOXIN(TM), provided that such royalty is subordinated to that payable to Alembic, as referenced above.

Equity Transactions

Subsequent to March 31, 2004, we issued 60,538,038 shares of our Common Stock to holders of convertible debt in connection with the conversion of such indebtedness. The amount of indebtedness, principal and accrued interest, converted as a result of such transactions was $151,000.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS.(1)

General

We are the holder of all of the capital stock of Xechem, Inc., a development stage biopharmaceutical company engaged in the research, development, and production of niche generic and proprietary drugs from natural sources. Xechem, Inc. was formed in March 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.) a publicly traded company. Xechem Laboratories (formed in 1993), XetaPharm, Inc. (formed in
1996), Xechem (India) Pvt. Ltd.(acquired in 1996) and Ceptor Corporation (acquired in 2004) are our subsidiaries. Xechem Pharmaceutical China Ltd., (formed in 2000) is an inactive affiliate.

Results of Operations

The Three months Ended March 31, 2004 vs. The Three months Ended March 31, 2003

The following table sets forth certain statement of operations data for the cumulative period from inception (March 15, 1990) to March 31, 2004 and for each of the three months ended March 31, 2004 and March 31, 2003.

                                                 THREE           CUMULATIVE
                                              MONTHS ENDED       INCEPTION TO
                                                MARCH 31,          MARCH 31,
                                           2004          2003       2003
                                              (in thousands)

Revenue                                  $     60    $    123    $  2,008
Research and Development Expense         $  5,445    $    180    $ 16,869
General and Administrative Expenses      $  3,456    $    493    $ 20,364
Writedown of Inventory And Intangibles   $     --    $     --    $  1,861
Loss from Operations                     $ (8,841)   $   (550)   $(37,086)
Other Income (Expense)                   $ (2,798)   $    (88)   $(21,542)
Net Loss before Income Taxes             $(11,639)   $   (638)   $(58,628)


(1) Some of the statements included in Item 2, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicates that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result, which we expected also, may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to publicly release the result of any revisions to the forward-looking statements that may be made to reflect any future events or circumstances.

Revenue

We had revenues of $60,000 for the three months ended March 31, 2004 a decrease of $63,000 or 51% as compared to the three months ended March 31, 2003. This represents approximately $57,000 in consulting fees and $3,000 in product sales by our subsidiary XetaPharm Inc.

Research and Development

Our research and development expenditures were made in conjunction with the development of compounds to make niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures increased by $5,265,000 to $5,445,000, primarily from nearly $5,000,000 in non-cash expenses arising from the acquisition of Ceptor. We were required to expense the value assigned to the patents and in process research, which were acquired and valued in excess of $4.76 million dollars. In addition, the increased costs associated with our Nigerian Sickle Cell Disease Drug NICOSAN(TM) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Expenditures for research and development increased during the first quarter of 2004. The expenses related to Ceptor are a one-time charge. We anticipate other expenses to continue due to our plan to bring NICOSAN (TM) to the Nigerian market by the end of 2004. New hires and increased activity should continue to increase for the remainder of the year. We believe that increased research and development expenditures could significantly hasten the development of our Sickle Cell Disease Drug as well as its marketability.

General and Administrative

General and administrative expenses increased $2,963,000 for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase was due to Ceptor's G&A costs of approximately $2,200,000 for the quarter, which had a one time non-cash expense of over $2,000,000 to compensation for options issued to Pursley, consulting fees increased by approximately $420,000 mainly from stock warrants being issued to our Investor Relations consultants, salaries increased by approximately $220,000 due to increases for our corporate officers, Officers Life, and Directors and Officers Liability Insurance increased to approximately $20,000, these are new policies, and advertising expenses increased by approximately $60,000 due to special promotions to promote us and increase our public awareness.

Interest expense increased approximately $2,711,000 for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 arising from deferred finance and debt discount, which are non-cash in nature

We anticipate that general and administrative expenses will increase, except for the Ceptor charges, with the expansion of our operations and marketing efforts. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. The exact number and nature of persons hired and our expenses for such persons will depend on many factors, including the capabilities of those persons who seek employment with us and the availability of additional funding to finance these efforts.

Liquidity and Capital Resources; Plan of Operations

On March 31, 2004, we had cash and cash equivalents of $740,000, negative working capital of $1,465,000 and stockholder's equity of $7,309,000.

As a result of our net losses through December 31, 2003 and accumulated deficit since inception, our accountants, in their report on our financial statements for the year ended December 31, 2003, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of March 31, 2004 as we have less then six months cash on hand at our current expenditure rate. Our research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

We received $1,225,000 in the first three months of 2004 from investor financing which became a note payable, the terms of which are detailed in the next paragraph, and $640,000 from a private offering of our common stock at 7 cents per share which resulted in the issuance of 9,142,857 shares of our common stock

We have entered into a letter agreement ("Note Purchase Agreement") dated November 11, 2003 with Chassman and designees (the "Investor") to issue $6,000,000 of unsecured promissory notes (the "New Notes") over a 12 month period, to be funded: (i) $700,000 by November 25, 2003; (ii) $650,000 by December 24, 2003; (iii) $500,000 per month for January and February, 2004; (iv) $450,000 for March, April and May, 2004; (v) $400,000 for June, July, August, September and October, 2004; and (vi) $300,000 for November, 2004. Proceeds from the loans for 2004 are due on the first business day of the month, subject to a 30-day grace period. The New Notes will bear interest at 8% per annum and mature 18 months from the date of the agreement. The funding of the New Notes was conditioned upon satisfaction and subject to all of other matters discussed below and execution of definitive documents consistent with the letter agreement.

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

As of March 31, 2004 we have received $2,575,000 from this loan and recorded $33,000 in accrued interest.

In 1996, Dr. Pandey purchased a 25% beneficial ownership in the lessor as a limited partner in such entity, which may be deemed to be an affiliate of Dr. Pandey.

We are currently seeking additional capital, marketing partners, joint ventures or strategic alliance agreements both in the United States and abroad. We are actively pursuing numerous prospects.

We have expended and plan to continue to expend substantial funds in connection with the research and development of its products. Because of these expenditures, and even with revenues anticipated from of sales of nutraceutical, lab fees, and consulting revenues, we anticipate that losses will continue for the foreseeable future. As of March 31, 2003, we have less than six months of cash on hand at our current expenditure rate.

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

On January 27, 2004, the Company acquired all of the outstanding capital stock of Ceptor Corporation ("Ceptor") pursuant to an Agreement and Plan of Merger ("Merger Agreement") and Ceptor became a wholly owned subsidiary of the Company for 6,000 shares of Class C Series 7 Preferred Stock.

CEPTOR CORPORATION: is a development-stage biopharmaceutical company focusing on therapies for neuromuscular and neurodegenerative diseases, through a proprietary, receptor mediated drug-targeting platform. Ceptor is preparing to file an Investigational New Drug (IND) application and move its lead product, MYODUR(TM), into the clinic for muscular dystrophy. Ceptor expects to file an IND for a second product, NEURODUR(TM), in 2004 for multiple sclerosis, also a multi-billion dollar opportunity. Ceptor platform technology is expected to provide several orphan drug candidates for internal development as well as larger patient market product opportunities for corporate partnering. Ceptor is currently seeking financing to initiate clinical trials.

Neuromuscular and Neurodegenerative Diseases: Ceptor's current focus is on neurodegenerative and neuromuscular diseases. Ceptor's platform technology includes two proprietary products, MYODUR(TM) and NEURODUR(TM). In pre-clinical studies, Ceptor has already demonstrated efficacy with MYODUR(TM) in muscular dystrophy and with NEURODUR(TM) in multiple sclerosis. Ceptor expects to file an IND for MYODUR(TM) in 2004 to initiate phase Ib human clinical trials. Muscular dystrophy, alone, represents a $1.8B market in the U.S. A third product, C-202, has demonstrated efficacy in animal models for epilepsy.

MYODUR(TM) and NEURODUR(TM) act by binding to specific membrane transporters, which enable them and their molecular passengers to be targeted specifically to skeletal, and cardiac muscle cells in the case of MYODUR(TM) and neuronal cells in the case of NEURODUR(TM). MYODUR(TM) includes the carrier molecule carnitine and its passenger the orphan drug-designated protease inhibitor, leupeptin, a peptide with the primary function of inhibiting calpain, an enzyme that breaks down human muscle. Muscular dystrophy patients suffer from an over abundance of calpain and this devastating disease usually ends in death in adolescence. Ceptor believes that these patients can be managed definitively with the proper, targeted inhibition of calpain through MYODUR(TM) therapy. In multiple sclerosis, NEURODUR(TM) applies the combination of the carrier molecule, taurine, and leupeptin to target the inhibition of calpain to the brain and spinal cord, where calpain degrades nerve tissue in MS patients. C-202, a therapy for epilepsy, combines taurine with valproic acid. Valproic acid represents the primary therapy used for epilepsy today. It is believed by Ceptor to be an unsatisfactory therapy because it is difficult to regulate: too little is not effective and too much may cause adverse reactions and side effects. With the taurine carrier, Ceptor believes valproic acid can be efficiently targeted in much lower doses for increased efficacy without the side effects, as has already been demonstrated in animals.

Orphan Drug Platform: According to the National Institute of Health (NIH), there are over 6,000 orphan diseases (diseases affecting less than 200,000 people) in the US directly affecting 24,000,000 patients. If the family members who are indirectly affected are included, that number quadruples. Only about 300 of these diseases are being addressed in a definitive, therapeutic manner today. If taken in total, for those directly or indirectly affected by rare diseases, about one-third of the US population is grossly underserved by the lack of medical options for many of the most devastating diseases. Again, if taken as a whole, this creates, by far, the largest, highest value health care market in the world. Because the US gene pool is representative of Western Europe, Canada and Australia, it is logical to assume the orphan disease statistics are very similar in those areas.

Ceptor believes there are a significant number of efficiencies that can be capitalized on to create a realistic, focused orphan disease platform. This is true from several perspectives:

      Market Exclusivity - Government legislation protects and rewards companies for the development of drugs for orphan diseases by providing for seven years of market exclusivity in the U. S. and 10 years in the EU, creating a competition free environment with that technology.

      Technology Acquisition - Individually, these technologies can be acquired for very reasonable terms. This is primarily because Big Pharma may not be interested in individual orphan disease markets. Also, the technology inventors are usually from academia and are not adequately financed or have the requisite skills to bring a product through development to market. In the orphan drug business model, these technologies are acquired when ready or nearly ready to move into the clinical phase of development. This obviates the need for substantial research efforts, usually one of the more costly budget items.

      Regulatory - Also, because of the Orphan Drug Legislation, the regulatory challenges for product approval are less daunting. This means fewer total patient exposures, possibly, a fewer number of clinical trials and acceptance of surrogate markers along with clinical outcomes. Also, the FDA is mandated to review an orphan drug approval application (NDA or BLA) in six months (fast track), instead of a year or two. To be adept at thoroughly understanding the orphan legislation and designing clinical trials for orphan drugs provides efficiencies across many different diseases. Overall clinical trial costs are also greatly reduced compared to no-orphan drug development.

      Commercialization - Orphan drugs demand a high premium because of their ability to increase the quality and quantity of life in areas where there is very little or no other hope. Examples include Genzyme's Cerazyme for Gaucher disease costing up to $300,000 per year per patient; TKT's Replagal at $160,000 per year for Fabry disease; factor XIII costs hemophiliacs $70,000 per year; and even for non-life threatening disorders like growth hormone deficiency, hGH costs $20,000 per year. Because these are all niche markets, it equates to low fixed costs, and very efficient, target marketing. A small sales force can focus on a specialty audience in a very connected community with similar tactics for many diseases.

      Distribution - Due to the costs, administration, shipping and handling requirements of most orphan drugs, a very specialized distribution system is required. Again, these requirement similarities can be capitalized upon using the same "internal" distribution system and infrastructure. Today, most orphan drugs are contracted out separately to specialty distribution companies at a significant cost, usually between 6-7% of top line revenues.

      Reimbursement - The costs of most orphan products cannot be borne by the individual patient nor can the insurance complications be borne by the prescribing physicians. This requires an expert reimbursement service so both the patient and physician can be assured of uninterrupted therapy without undue hassle. As similar to the efficiencies above, once this program is set up, it can be applied to all orphan products.

      Technologies: Ceptor currently includes a neuromuscular and neurodegenerative platform technology that will produce both orphan drug products for Ceptor to develop under its business model as well as large-market products appropriate for partnering with major companies. This proprietary technology includes the carrier molecules carnitine and taurine, which are used to target various passenger molecules, to skeletal muscle cells and nerve cells, respectively. This will include potential products for muscular dystrophy, multiple sclerosis, ALS, epilepsy, ototoxicity, nerve damage, muscle wasting and more. Ceptor has strong compound patents on both of the carrier molecules, carnatine and taurine, in combination with any passenger molecule.

Much of the Ceptor platform technology is based on muscle and nerve cell targeting for calpain inhibition, although the carnatine and taurine transport molecules can deliver any molecular passenger for a defined purpose. Calpain exists in every cell of the body and is a protease that degrades cells naturally, in a normal metabolic process, in concert with new cells being developed constantly. If calpain is up regulated abnormally, the cellular degradation process breaks down cells and tissues faster than they can be restored, resulting in several serious neuromuscular and neurodegenerative diseases. Whether by trauma, genetic defect or any insult, cell membrane integrity is compromised; it can lead to up regulation in calpain causing deleterious muscle or nerve cell and tissue degradation. This is because the cell membrane defect allows the entry of the extracellular, surrounding calcium ions to leak into the cell, which, consequently up regulates calpain. Therefore, the Ceptor technology is designed to target calpain inhibitors to muscle and nerve cells preventing degradation of those tissues.

MYODUR(TM)(Muscular Dystrophy): Muscular dystrophy is a morbid genetic disease that leads to death in adolescence due to accelerated skeletal muscle breakdown. There is no definitive therapy for this horrible disease. The lead Ceptor product, MYODUR(TM), includes the carnitine carrier and the peptide, leupeptin, a known calpain inhibitor. Calpain is the primary protease that degrades skeletal muscle. The x-linked gene defect in muscular dystrophy causes an insufficiency of dystrophyn leading to poor muscle cell membrane integrity, which allows for abnormal calpain up regulation. The Company believes the calpain inhibiting effect of leupeptin along with the muscle cell targeting effect of carnitine make MYODUR(TM) an ideal candidate for this orphan disease. This has already been established in animal models and limited human clinical trials and is ready for phase Ib/II clinical trials.

NEURODUR(TM) (Multiple Sclerosis): Multiple sclerosis is a devastating, genetic neurodegenerative disease, involving inflammation of the brain and spinal cord. MS patients have neural cell membrane defects in these areas, again leading to calcium ion up regulation of calpain and subsequent degradation of nerve tissue. Although MS therapies do exist today, none are seen as satisfactory due to lack of universal effectiveness and side effects. NEURODUR(TM), another product candidate has also been shown effective in animal models. NEURODUR(TM) combines the nerve cell targeting transport molecule, taurine, with leupeptin. Data from MS mouse models are very exciting as they demonstrated a direct delivery to and positive impact on the brain and spinal cord. Brain inflammation was seen in the placebo mice, but not in the NEURODUR(TM) mice. All of the NEURODUR(TM) treated MS mice lived while all the placebo treated mice died.

C-202 (Epilepsy): Epilepsy is an important, far-reaching neurodegenerative disease of unknown etiology characterized by uncontrollable seizures. Although it is unclear what causes this serious seizure disorder, valproic acid, alone, represents the primary therapy for epilepsy today but has proved to be very difficult to regulate as a therapeutic; too little provides no benefit and too much can cause serious adverse effects. C-202 combines both taurine and valproic acid. Based on preliminary studies in the laboratories of Helen Hayes Hospital, C-202 demonstrated a four-fold improvement as an anti-seizure medication compared to valproic acid alone in a rat model of epilepsy. The Company believes taurine, combined with the passenger molecule, valproic acid, will offer a strong advantage in efficacy and safety because of the preciseness, efficiency and low dosage requirements of its nerve cell targeting.

Finally, because carnitine, leupeptin, taurine and valproic acid, individually, are all well known and established molecules to the FDA, Ceptor believes they represent a low-risk development pathway as their combinations have shown no denaturing of the individual components. Also, due to the targeting efficiencies, only minimal dosing of the passenger molecules will be required, having a direct, positive safety consequence.

Business Strategy: An orphan disease is defined in the U.S. as a disease that affects less than 200,000 people. There are 6,000 such diseases affecting 24 million people, representing the highest value conglomerate health care market in the world. The majority of these diseases are devastating and few definitive therapies exist today to address them. Ceptor will focus on developing orphan drug candidates internally while working to partner the non-orphans.

With a US incidence of 1 out of 3,500 births and a prevalence of 18,000 and compared to the current pricing of available orphan drug therapies for much less devastating disorders, the Company believes muscular dystrophy represents a $1.5B market opportunity in the U.S. alone. With an expected orphan fast track, low risk and relatively low cost development process, Ceptor will develop MYODUR(TM) on its own, but make out-licensing immediately available to foreign markets. Ceptor next plans to file for orphan status for NEURODUR(TM) in Myasthenia Gravis and ALS.

Partnering negotiations are currently underway for retinal degeneration. Multiple sclerosis and epilepsy represent multi-billion dollar market opportunities and these technologies represent excellent out-licensing candidates to partner with larger pharmaceutical firms.


Properties: Ceptor maintains executive offices in Hunt Valley, Maryland consisting of approximately 5,200 square feet. This lease expires at the end of 2006 and should provide sufficient space for the Ceptor's clinical, regulatory and other administrative functions during that time period.

Ceptor conducts its research operations in an academic setting under the direction of Drs. Stracher and Kesner. The Company plans to outsource the manufacture of its clinical supplies and the clinical development management, for the near term.

We believe that our facilities and plans are adequate for our current needs. If our operations are successful and our research and development activities continue to expand, then we may require additional equipment, manufacturing facilities, or both. We cannot predict the nature and extent of the equipment or facilities that might be needed at such time.


Employees: As of March 15, 2004, Ceptor had six employees. Of these employees, three are dedicated to research, development, manufacturing, clinical and regulatory compliance, and two of our employees hold doctorate degrees. None of our employees are covered by a collective bargaining agreement. We believe all relations with our employees are satisfactory.

CRITICAL ACCOUNTING POLICIES

Consolidation

Our Consolidated Financial Statements include the accounts of Xechem International, Inc. and all subsidiaries except where control is temporary or does not rest with us. All majority-owned entities in which our control is considered other than temporary are consolidated. For investments in companies in which we have the ability to exercise significant influence over operating and financial policies, including certain investments where there is a temporary majority interest, such entities are accounted for by the equity method. Our judgments regarding the level of influence or control of each equity method investment include considering key factors such as our ownership interest, representation on the board of directors, participation in policy making decisions and material inter-company transactions. Our investments in other companies that we do not control and for which we do not have the ability to exercise significant influence as discussed above are carried at cost or fair value, as appropriate. All significant inter-company accounts and transactions, including transactions with equity method investees, are eliminated from our financial results.

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

Acquired In-Process Research and Development Charges

In-process research and development charges are recorded in connection with acquisitions and represent the value assigned to acquired assets which have not yet reached technological feasibility and for which there is no alternative use. Fair value is generally assigned to these assets based on the net present value of the projected cash flows expected to be generated by those assets. Significant assumptions underlying these cash flows include our assessment of the timing and our ability to successfully complete the in-process research and development project, projected cash flows associated with the successful completion of the project, and interest rates used to discount these cash flows to their present value.

ITEM 3.           CONTROL AND PROCEDURES

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

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings - None

Item 2.           Changes in Securities

      During  the  quarter  covered  by  this  report,  we  issued  a  total  of
124,347,583 shares of our Common Stock to holders of convertible debt in connection with the conversion of such indebtedness. The amount of indebtedness converted as a result of such transactions was $310,869. We also issued 400,000 shares of our Common Stock to consultants for services rendered with a charge to operations of $49,000 of which $25,000 was recognized in 2003. In March 2004 we made a private placement of 9,142,857 shares of our Common Stock in exchange for an investment of $640,000. We also issued 6,000 shares of our Preferred Stock Class C to the shareholders of Ceptor Corporation in connection with acquisition of Ceptor. We did not use the services of any finders or securities broker-dealers in connection with these transactions. We believe that all shares issued in the above transactions are exempt from registration under the Securities Act by virtue of Section 3(a)(9) of the Securities Act and/or Regulation D promulgated thereunder.

Item 3.          Defaults Upon Senior Securities - None

Item 4.          Submission of Matters to a Vote of Security Holders - None

Item 5.          Other Information - None

Item 6.          Exhibits and Reports on Form 8-K


On January 11, 2004 we filed a Form 8-K announcing the dismissal of our lawsuit against Bristol Myers Squibb and our filing of notice of appeal before the U. S. Circuit Court of Appeals for the Seventh Circuit.

On February 3, 2004 we filed a Form 8-K announcing our acquisition of Ceptor Corporation and associated transactions.

On June 10, 2004 we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to properly conform our authorized Capitalization to 2,000,000,000 shares of stock to correct a clerical error, as more fully set forth in exhibit 6.01