Form 10QSB
period 2004-06-30
XECHEM INTERNATIONAL INC
filed 2004-08-13
CIK 919611

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2004
                              -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               -------------------------   --------------------

For Quarter Ended                            Commission File Number 0-23788
                  --------------------                              -------

                           Xechem International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   22-3284803
--------------------------------------      -----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

New Brunswick Technology Center
100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswick, NJ           08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code       (732) 247-3300
                                                   ----------------------------

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Number of shares outstanding of the issuer's common stock, as of July 31, 2004 was 258,668,776 shares.

Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                                                          Page No.
                                                                                                          --------
Part I.    Financial Information

Item 1.    Consolidated Balance Sheets as of
              June 30, 2004 [Unaudited] and December 31, 2003....................................         3

           Consolidated Statements of Operations
              For the three and six month periods ended
              June 30, 2004 and 2003 and cumulative from March 15,1990
              (inception) to June 30, 2004  [Unaudited] .........................................         4

           Consolidated Statement of Stockholders' Equity from March 15,1990
              (inception) to June 30, 2004  [Unaudited]..........................................         5 - 7

           Consolidated Statements of Cash Flows
              For the three and six month periods ended
              June 30, 2004 and 2003 and cumulative from March 15,1990
              (inception) to June 30, 2004  [Unaudited] .........................................         8 - 9

           Notes to Consolidated Financial Statements............................................         10 - 24

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations  ....................................         25 - 33

Item 3.    Controls and Procedures...............................................................         33 - 34

Part II.   Other Information ....................................................................         35 - 38

           Signatures and Certifications.........................................................         39 - 42

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEETS

                                                                                                 June 30, 2004   December 31, 2003
                                                                                                 -------------   -----------------
                                                                                                 (UNAUDITED)
CURRENT ASSETS
   Cash                                                                                         $  1,493,000      $    580,000
   Accounts receivable, net of allowance of  $ 0 (2004) and $7,000 (2003)                             62,000            27,000
   Prepaid expenses and other current assets                                                         110,000           109,000
                                                                                                ------------------------------

   TOTAL CURRENT ASSETS                                                                            1,665,000           716,000

 Equipment, less accumulated depreciation of $1,324,000 (2004) and $1,266,000 (2003)                 465,000           423,000
 Leasehold improvements, less accumulated amortization of $739,000 (2004) and $705,000 (2003)        286,000           310,000
 Deposits                                                                                             72,000            53,000
 Deferred financing charges                                                                        9,447,000        13,985,000
 Deferred consulting charge                                                                          610,000         1,275,000
                                                                                                ------------------------------

TOTAL ASSETS                                                                                    $ 12,545,000      $ 16,762,000
                                                                                                ==============================

CURRENT LIABILITIES

   Accounts payable                                                                             $    664,000      $    601,000
   Accrued expenses to related parties                                                               384,000           594,000
   Accrued expenses to others                                                                        632,000           380,000
   Note payable to bank                                                                                   --            55,000
   Notes payable to related party, net of discount of $0 (2004) and $9,000 (2003)                    566,000           595,000
   Current portion of notes payable                                                                1,100,000           200,000
   Convertible notes, net of discount of $99,000 (2003)                                                   --           218,000
   Capital leases: short-term                                                                         28,000            27,000
   Other current liabilities                                                                          35,000            35,000
                                                                                                ------------------------------

     TOTAL CURRENT LIABILITIES                                                                     3,409,000         2,705,000
                                                                                                ------------------------------

Notes payable                                                                                      4,209,000         2,484,000
Convertible notes, net of discount of $1,460,000 (2004) and $0 (2003)                                 40,000                --
Notes payable to related parties                                                                     265,000           340,000
Capital leases: long term                                                                             74,000            86,000
Convertible debentures, net of discount of $0 (2004) and $67,000 (2003)                                   --            17,000
                                                                                                ------------------------------

TOTAL LIABILITIES                                                                                  7,997,000         5,632,000
                                                                                                ------------------------------

COMMITMENTS & CONTINGENCIES

   Minority Interest                                                                               2,544,000                --

STOCKHOLDERS' EQUITY

   Class A voting preferred stock,$ .00001 par value, 2,500 shares
     authorized; 2,500 shares issued and outstanding (2004 and 2003)                                      --                --
   Class B 8% preferred stock,$ .00001 par value, 1,150 shares
     authorized; none outstanding                                                                         --                --
   Class C preferred stock,$ .00001 par value, 49,996,350 shares authorized;
     6923 issued and outstanding in (2004) and 923 issued and outstanding in (2003)
     6,000 shares of Series 7 have a liquidation preference of $1,600,000                                 --                --
   Common stock,$.00001 par value 1,950,000,000 shares authorized;
     258,669,000 (2004) and 64,240,000 (2003) issued and outstanding                                   3,000             1,000
   Additional paid in capital                                                                     63,818,000        56,433,000
   Deficit accumulated during development stage                                                  (61,817,000)      (45,304,000)
                                                                                                ------------------------------

   TOTAL STOCKHOLDERS' EQUITY                                                                      2,004,000        11,130,000
                                                                                                ------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $ 12,545,000      $ 16,762,000
                                                                                                ==============================

The notes to consolidated financial statements are an integral part of these statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                             CUMULATIVE FROM
                                                                                                             ---------------
                                                                                                           MARCH 15, 1990 (DATE
                                                                                                           --------------------
                                                THREE MONTHS ENDED                  SIX MONTHS ENDED         OF INCEPTION) TO
                                                ------------------                  ----------------         ----------------
                                                     JUNE 30,                           JUNE 30,                 JUNE 30,
                                                     --------                           --------                 --------
                                                 2004         2003             2004                 2003           2004
                                                 ----         ----             ----                 ----           ----

Revenues:                                 $      29,000    $     107,000    $      89,000    $     230,000    $   2,037,000

EXPENSES:
   Research and development                     357,000          194,000        5,802,000          374,000       17,225,000
   General and administrative                 1,765,000          436,000        5,221,000          929,000       22,128,000
   Writedown of inventory
      & intangibles                                  --               --               --               --        1,861,000
                                          ----------------------------------------------------------------------------------
                                              2,122,000          630,000       11,023,000        1,303,000       41,214,000
                                          ----------------------------------------------------------------------------------

   LOSS FROM OPERATIONS                      (2,093,000)        (523,000)     (10,934,000)      (1,073,000)     (39,177,000)
                                          ----------------------------------------------------------------------------------

OTHER INCOME (EXPENSE) - NET:

   Interest Expense - Related Party             (20,000)         (11,000)         (33,000)         (22,000)      (8,974,000)

   Interest Expense                          (3,226,000)         (33,000)      (6,012,000)        (110,000)     (16,009,000)

   Other(net)                                    (3,000)              --           (2,000)          (3,000)         190,000

   Minority Interest Share of Net Loss          468,000               --          468,000               --          468,000
                                          ----------------------------------------------------------------------------------
                                             (2,781,000)         (44,000)      (5,579,000)        (135,000)     (24,325,000)
                                          ----------------------------------------------------------------------------------

NET LOSS BEFORE INCOME TAXES                 (4,874,000)        (567,000)     (16,513,000)      (1,208,000)     (63,502,000)

   Sale of New Jersey net operating
    loss carryforwards                               --               --               --               --        1,685,000
                                          ----------------------------------------------------------------------------------

   NET LOSS                               $  (4,874,000)   $    (567,000)   $ (16,513,000)   $  (1,208,000)   $ (61,817,000)
                                          ==================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE   $       (0.02)   $       (0.18)   $       (0.09)   $       (0.46)
                                          ================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED     245,513,697         3,210,000      179,578,689        2,651,000
                                          ================================================================

The notes to consolidated financial statements are an integral part of these statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD MARCH 15, 1990 (DATE OF INCEPTION) TO JUNE 30, 2004

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                  Number              Unearned      Additional Paid-    During
                                                                 of shares     Par   Compensation    In-Capital (As   Development
                                                                  Issued      Value    Expense        Reclassified)      Stage
                                                              ---------------------------------------------------------------------
    Common stock issued to Dr. Pandey in 1990 in exchange
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

    Shares issued to directors, employees and consultant
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

The notes to consolidated financial statements are an integral part of these statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD MARCH 15, 1990 (DATE OF INCEPTION) TO JUNE 30, 2004

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                  Number              Unearned      Additional Paid-    During
                                                                 of shares     Par   Compensation    In-Capital (As   Development
                                                                  Issued      Value    Expense        Reclassified)      Stage
                                                              ---------------------------------------------------------------------
 Issuance of Common Stock  @ $0.096  per share for
     services rendered                                             1,000          -           -           107,000

 Stock options exercised at $ .01 per share with a
     FMV of $0.076  per share                                          -          -           -             5,000

 Conversion of debt to shares of Common Stock
     @ $0.01 per share                                             1,000          -           -            22,000

 Stock options exercised at $ .01 per share                            -          -           -             1,000

 Beneficial Conversion feature of notes payable                        -          -           -           286,000

 Charge to operations resulting from Options
     granted to Directors, Consultants and Employees                   -          -           -           192,000

 Unearned Stock Compensation Expense Related to
  Options granted to Directors,Consultants and Employees               -          -    (406,000)          406,000

 Increase in Equity Interest in Xechem India                           -          -           -            19,000

    Net loss for year ended December 31, 2000                          -          -           -                 -      (1,971,000)

                                                              ---------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                                    114,000    $ 3,000    (406,000)     $ 34,100,000   $ (34,464,000)

 Stock issued for services rendered                                2,000          -           -            68,000

 Amortization of unearned stock compensation                           -          -     197,000                 -

 Stock options exercised at $ .01 per share                            -          -           -             6,000

 Beneficial Conversion feature of notes payable                        -          -           -           216,000

 Unearned Stock Compensation Expense Related to
  Options granted to Directors and Employees                           -          -     (75,000)           76,000

 Stock Options Granted to Consultants                                  -          -           -            16,000

 Stock issued for cancellation of indebtedness                     1,000          -           -            15,000

 Shares issued upon conversion of debentures                       9,000      1,000           -            68,000

    Net loss for year ended December 31, 2001                          -          -           -                 -      (1,744,000)

                                                              --------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2001                                    126,000    $ 4,000    (284,000)     $ 34,565,000   $ (36,208,000)

Shares issued upon conversion of debentures
     @ $  .001 per share                                          44,000      1,000           -           188,000

Stock issued for services rendered @ $.007 per share                   -          -           -            10,000

Stock options exercised @ $ .01/share                                  -          -           -                 -

Amortization of unearned stock compensation                            -          -      45,000                 -

Beneficial conversion feature of notes payable                         -          -           -            52,000

Shares issued upon conversion of debentures @
   $ .001 per share                                               20,000      1,000           -            74,000

Amortization of unearned stock compensation                            -          -      44,000                 -

Stock options issued @$ .006/share : 16,000,000 options                -          -    (160,000)          160,000

Amortization of stock options compensatory
     charge over service period                                        -          -      40,000                 -

Stock options exercised @ $ .006/share                             2,000          -           -            30,000

Beneficial conversion feature of debentures                            -          -           -           148,000

Record value of warrants issued                                        -          -           -           272,000

Beneficial conversion feature of notes payable                         -          -           -            35,000

Shares issued upon conversion of debentures @
     $  .001 per share                                            95,000      3,000           -           318,000

Stock issued for services rendered @ $  .003 per share             7,000          -           -            60,000

Amortization of unearned stock compensation                            -          -      45,000                 -

Amortization of beneficial conversion feature of
     notes payable                                                     -          -           -           104,000

Amortization of stock options compensatory charge
     over service period                                               -          -      40,000                 -

Shares issued upon conversion of debentures
     @ $  .0005 per share                                        362,000     11,000           -           533,000

Stock issued for services rendered @ $  .0007 per share            3,000          -           -             7,000

The notes to consolidated financial statements are an integral part of these statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD MARCH 15, 1990 (DATE OF INCEPTION) TO JUNE 30, 2004

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                  Number              Unearned      Additional Paid-    During
                                                                 of shares     Par   Compensation    In-Capital (As   Development
                                                                  Issued      Value    Expense        Reclassified)      Stage
                                                              ---------------------------------------------------------------------
Amortization of unearned stock compensation                            -          -      32,000                 -

Amortization of beneficial conversion feature of notes
     payable                                                           -          -           -           662,000

Amortization of stock options compensatory charge
     over service period                                               -          -      40,000                 -

Finders fee for convertible debt issuance                              -          -           -          (130,000)

Record debt discount on notes & debentures                             -          -           -         1,068,000

Cost incurred with stock options issued for service                    -          -           -            18,000

  Net loss for the year ended December 31, 2002                        -          -           -                        (3,599,000)
                                                              --------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2002 (AS RECLASSIFIED)                  659,000   $ 20,000  $(158,000)      $ 38,174,000   $ (39,807,000)

Effect of Reverse Stock Split                                          -    (19,000)          -            19,000

Shares issued upon conversion of notes @ an avg of
   $ .0002 per share                                             422,000          -           -           254,000

Shares issued upon conversion of notes @ an avg of
   $ .00006 per share                                            972,000          -           -           171,000

Shares issued upon conversion of notes & debentures
   @ $ .000025 per share                                       1,091,000          -           -            84,000

Shares issued upon conversion of notes @ an avg of
     $  .06 per share                                            789,000          -           -            47,000

Shares issued upon conversion of notes @ an avg of
     $  .055 per share                                            63,000          -           -             3,000

Shares issued upon conversion of notes @ an avg of
     $  .03 per share                                         10,673,000          -           -           320,000

Shares issued upon conversion of notes @ an avg of
     $  .0025 per share                                       49,571,000          -           -           125,000

Amortization of unearned stock compensation                            -          -     158,000                 -

Fair value of shares to be issued in conjunction
     with loans                                                        -          -           -            78,000

Fair value of shares to be issued in conjunction
     with consulting                                                   -          -           -            25,000

Issuance of warrants                                                   -          -           -         1,330,000

Beneficial conversion feature of loans                                 -          -           -            70,000

Capitalization of deferred finance charges                             -          -           -        15,733,000


  Net loss for the year ended December 31, 2003                        -          -           -                 -      (5,497,000)
                                                              --------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2003                                 64,240,000     $1,000     $     -      $ 56,433,000   $ (45,304,000)
                                                              ====================================================================


Shares issued upon conversion of notes @ an avg of
     $  .0025 per share                                      184,886,000      2,000           -           461,000

Stock issued prusuant to private placement for cash
     @ $ .07 per share                                         9,143,000          -           -           640,000

Stock issued for services rendered @ an avg of
     $  .12 per share                                            200,000          -           -            24,000

Stock issued for services rendered and charged
     in prior year                                               200,000          -           -                 -

Shares of Preferred Class C issued for Ceptor purchase                 -          -           -         4,760,000

Beneficial conversion feature of loan                                  -          -           -         1,500,000

  Net loss for the six months ended June 30, 2004                      -          -           -                 -     (16,513,000)
                                                             ---------------------------------------------------------------------
BALANCES AT June 30, 2004                                    258,669,000    $ 3,000     $     -      $ 63,818,000    $(61,817,000)
                                                             =====================================================================

The notes to consolidated financial statements are an integral part of these statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Cumulative from
                                                                Six Months Ended June 30        March 15, 1990
                                                                                              (date of inception)
                                                                                                  to June 30,

                                                             -------------------------------  ---------------------
                                                                  2004              2003             2004
                                                                  ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $(16,513,000)     $(1,208,000)     $(61,817,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Minority Interest                                           (468,000)              --          (468,000)
      Depreciation                                                  58,000           33,000         1,226,000
      Amortization                                                  35,000           34,000           912,000
      Amortization of beneficial conversion features               215,000               --         1,638,000
      Amortization of warrants issued                                   --               --           215,000
      Value of stock and stock options issued                    2,107,000               --         2,267,000
      Unearned compensation                                             --          138,000           284,000
      Interest and compensation expense in connection
        with issuance of equity securities                              --           40,000        18,823,000
      Write down of inventories                                         --               --         1,344,000
      Write down of patents                                             --               --           517,000
      Loss on investment in related party                               --               --            89,000
     Write off of acquired research and development costs        5,034,000               --         5,034,000
     Amortization of deferred financing charges                  5,467,000               --         7,215,000
     Amortization of deferred consulting charge                    665,000               --           720,000

    Changes in operating assets and liabilities
      (Increase) decrease in:

        Accounts receivable-Net Operating Loss                          --               --                --
        Accounts receivable                                        (35,000)           3,000           (62,000)
        Inventories                                                     --               --        (1,339,000)
        Prepaid expenses and other current assest                   17,000          (12,000)           36,000
        Other                                                           --               --           (20,000)
      Increase (decrease) in:

        Accounts payable                                            63,000          120,000           687,000
        Other current liabilities                                       --               --           (35,000)
        Accrued expenses                                            68,000           74,000         1,036,000
                                                            --------------  ---------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                     (3,287,000)        (778,000)      (21,698,000)
                                                            --------------  ---------------------------------


CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

    Patent issuance costs                                               --               --          (548,000)
    Cash acquired in acqistion                                      18,000               --            18,000
    Purchases of equipment and leasehold improvements             (110,000)         (30,000)       (2,231,000)
    Investment in unconsolidated entity and others                      --               --           (23,000)
    Other                                                          (19,000)              --           (27,000)
                                                            --------------  ---------------------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES:                      (111,000)         (30,000)       (2,811,000)
                                                            --------------  ---------------------------------

The notes to consolidated financial statements are an integral part of these statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (CONTINUED)

                                                                                                Cumulative from
                                                                Six Months Ended June 30        March 15, 1990
                                                                                              (date of inception)
                                                                                                  to June 30,

                                                             -------------------------------  ---------------------
                                                                  2004              2003             2004
                                                                  ----              ----             ----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:

    Proceeds from related party loans                                   --           58,000         2,197,000
    Proceeds from notes payable and convertible notes            4,050,000          640,000         8,223,000
    Proceeds from short term loans                                      --               --         4,166,000
    Capital contribution                                                --               --            95,000
    Net payments on capital leases                                 (11,000)          (4,000)          (31,000)
    Payments on interim loans                                     (200,000)              --          (808,000)
    Payments on notes payable - others                             (55,000)              --          (634,000)
    Payments on stockholder loans                                 (113,000)              --          (760,000)
    Proceeds from issuance of capital stock                        640,000               --        13,554,000
                                                            --------------  ---------------------------------

    NET CASH FLOWS FROM FINANCING ACTIVITIES:                    4,311,000          694,000        26,002,000
                                                            --------------  ---------------------------------

    NET CHANGE IN CASH                                             913,000         (114,000)        1,493,000
CASH, BEGINNING OF PERIOD                                          580,000          135,000                --
                                                            --------------  ---------------------------------
CASH, END OF PERIOD                                           $  1,493,000      $    21,000      $  1,493,000
                                                            ==============  =================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the periods for:

                                                            --------------  ---------------------------------
      Interest paid - related party                           $     26,000      $    22,000      $    310,000
                                                            ==============  =================================
      Interest paid - other                                   $         --      $     2,000      $    179,000
                                                            ==============  =================================

NONCASH FINANCING AND INVESTING ACTIVITIES
   Net assets of Xechem India contributed to capital and
    minority interest                                         $         --      $        --      $    118,000
                                                            ==============  =================================
   Liabilities exchanged for preferred and common stock       $         --      $        --      $  1,271,000
                                                            ==============  =================================
   Equipment purchased through financing                      $         --      $        --      $    134,000
                                                            ==============  =================================
   Securities issued as payment on related party note         $         --      $        --      $     20,000
                                                            ==============  =================================
   Common stock  issued upon conversion of debentures, notes
       and related accrued interet of $62,000 in 2004              463,000        2,682,000         1,600,000
                                                            ==============  =================================
  Convertible notes refinanced by notes payable               $         --      $   367,000      $    367,000
                                                            ==============  =================================
   Warrants Issued                                            $         --      $        --      $    193,000
                                                            ==============  =================================
   Warrants Issued for services                               $         --      $        --      $  1,330,000
                                                            ==============  =================================
   Beneficial Conversion Features to financing agreements     $  1,500,000      $        --      $  1,570,000
                                                            ==============  =================================
   Common stock of subsidiary issued in conjunction with
      financing agreement                                     $    929,000      $        --      $ 16,662,000
                                                            ==============  =================================
   Preferred Stock issued in asset acquisition                $  4,760,000      $        --      $  4,760,000
                                                            ==============  =================================
   Assets acquired and liabilities assumed in asset acquisition:
      Long-term Debt                                          $    275,000      $        --      $    275,000
                                                            ==============  =================================
      Prepaid Expenses                                        $     18,000      $        --      $     18,000
                                                            ==============  =================================
      Accrued Expenses                                        $     36,000      $        --      $     36,000
                                                            ==============  =================================

The notes to consolidated financial statements are an integral part of these statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
[UNAUDITED]

[1] SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared assuming Xechem International, Inc. and its subsidiaries Xechem, Inc., Xechem Laboratories, Inc., XetaPharm, Inc., Xechem (India) Pvt. Ltd., and Ceptor Corporation will continue as a going concern. We have suffered recurring losses from operations and have a net working capital deficiency that raises substantial doubt about our ability to continue as a going concern The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Significant accounting policies and other matters relating to us and our wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc., XetaPharm, Inc, Xechem (India) Pvt. Ltd., and our newly acquired subsidiary Ceptor Corporation are set forth in the financial statements for and as of the year ended December 31, 2003 included in our Form 10-KSB, as filed with the Securities and Exchange Commission. The following represents new policies adopted during the six months ended June 30, 2004.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES

In-process research and development ("IPR&D") charges are recorded in connection with acquisitions and represent the value assigned to acquired assets which have not yet reached technological feasibility and for which there is no alternative use. Fair value is generally assigned to these assets based on the net present value of the projected cash flows expected to be generated by those assets. Significant assumptions underlying these cash flows include our assessment of the timing and our ability to successfully complete the IPR&D project, projected cash flows associated with the successful completion of the project, and interest rates used to discount these cash flows to their present value. The acquisition of the IPR&D was consummated by issuing Xechem's Class C Series 7 Preferred Stock, which is immediately convertible into shares of common stock. We determined the best measure for determining the fair value was the average closing price of Xechem's common stock for a reasonable period of time before and after the terms of the acquisition were agreed to and announced. See Ceptor Corporation

MINORITY INTERESTS

Minority interests represent the effective participation of other stockholders in the net equity and in the earnings and losses of Ceptor and are reflected in the caption "Minority interests" in the financial statements. The net results of operations are adjusted to reflect only the minority ownership's share of the earnings or losses of Ceptor.

[2] BASIS OF REPORTING

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our consolidated financial position at June 30, 2004 and the consolidated results of its operations for the six months ended June 30, 2004 and 2003 and for the cumulative period from March 15, 1990 (date of inception) to June 30, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-KSB for the year ended December 31, 2003. The results of operations for the six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for a full year.

As a result of our net losses through December 31, 2003 and accumulated deficit since inception, our auditors, in their report on our financial statements for the year ended December 31, 2003, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of June 30, 2004. Our research and development activities and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

We received $1,450,000 and $1,500,000 in the first six months of 2004 from two investor financing groups which became notes payable, the terms of which are detailed in Note 6, Convertible Notes and Note 8, Notes Payable, and $640,000 from a private offering of our common stock at 7 cents per share which resulted in the issuance of 9,142,857 shares of our common stock. Our subsidiary, Ceptor, received $1,100,000 of bridge financing during April and May 2004, the terms of which are detailed in Note 8, Notes Payable.

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

[3] ESTIMATES

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

[4]ACCOUNTING CHANGES

Effective April 1, 2004, we changed our accounting policy for balance sheet classification of employee stock-based compensation resulting from awards in consolidated subsidiaries. Historically, the consolidated financial statements have accounted for cumulative earned employee stock-based compensation related to subsidiaries as an increase in additional paid in capital. Management believes a change to reflect these cumulative charges as minority interests if preferable as it better reflects the underlying economics of the stock-based compensation transaction. As a result of the change, minority interests has been increased and additional paid in capital has been decreased by approximately $2,083,000. The change in accounting policy does not affect previously reported consolidated income (loss).

[5] NOTE PAYABLE BANK

Note payable bank at December 31, 2003 totaled $55,000. This loan had been collateralized by all tangible assets including accounts receivable. The $55,000 loan represented borrowings against a $ 55,000 line-of-credit at interest rate of 6.00% as of December 31, 2003 from the Bank of New York. This note was paid in full during the first quarter of 2004.

[6] CONVERTIBLE NOTES

Convertible notes consists of the following:

                                 December 31,    June 30,
                                 ------------  -----------
                                     2003         2004
                                     ----         ----
Unsecured Convertible Notes (A)   $  317,000   $        0
Less Unamortized Debt Discount        99,000            0
Unsecured Convertible Notes (B)            0    1,500,000
Less Unamortized Debt Discount             0    1,460,000
                                  ----------   ----------
Total Convertible Notes           $  218,000   $   40,000
                                  ==========   ==========

(A) On May 23, 2002, we received approximately $1,134,000 from "Unsecured Convertible Notes" less $130,000 in legal and finder's fees. The terms of these Notes were for two (2) years with simple interest accruing at the annual rate of 8% payable on May 23, 2004 (the "Maturity Date"). These Notes were convertible into shares of our common stock after six months from receipt; the conversion price of the Notes is $0.0025. In addition, certain holders of the Unsecured Convertible Notes were issued five-year warrants to purchase 11,853 shares of common stock at an exercise price of $30 per share, with .01333 warrants issued for each $1.00 of investment in notes. These Notes may not be redeemed or paid before the Maturity Date without consent of the borrower. The estimated fair value of the warrants of approximately $271,000 and the intrinsic value of the beneficial conversion feature of approximately $834,000 have been allocated to paid-in capital. The resulting debt discount is being amortized on a straight-line basis over the term of the Notes.

The interest on those notes accrues and is payable upon maturity and, at the option of the holder, may be converted into common stock, by a defined formula.

During 2004 we had the following activity concerning the "Unsecured Convertible Notes":

---------------------------------------------------------------------------------------------------------------
Balance 12/31/03      Additions           Converted Principal  Converted Interest  Shares Issued        Balance
                                                                                                        06/30/04
---------------------------------------------------------------------------------------------------------------
$ 317,000                     -           $317,000             $45,000             144,933,393                -
---------------------------------------------------------------------------------------------------------------

(B) On April 5, 2004, we executed definitive documents with Alembic Limited ("Alembic"), a pharmaceutical company based in India. The documents relate to:
(i) a commitment to loan $3,000,000 to us; (ii) a license, royalty and distribution rights agreement ("Xechem Nigeria Agreement") related to the production, sale and licensing of NICOSAN(TM)/HEMOXIN(TM) through Xechem Pharmaceuticals Nigeria, Limited ("Xechem Nigeria"), a majority-owned subsidiary of ours; and (iii) a five-year warrant to purchase 10,000,000 shares of our common stock at $0.20 per share. The loan is in connection with our planned approval for sale and development of a manufacturing facility in Nigeria for the production of NICOSAN(TM)/HEMOXIN(TM)," a drug used to treat sickle cell anemia, through Xechem Nigeria. NICOSAN(TM)/HEMOXIN(TM) has been granted orphan drug status by the FDA in the United States; however, sales will not be permitted in the United States unless appropriate FDA regulatory approval is attained for the product. In addition, in connection with the financing, Alembic purchased $640,000 of our common stock at seven cents per share.

The $3,000,000 loan to us is to be funded with six payments of $500,000 each, with the first made on the date of the closing of the transaction and subsequent payments to be made each thirty days thereafter. Through June 30, 2004, $1,500,000 of the loan amount has been funded and accrued interest of approximately $12,000 has been recorded. The loan is convertible into our common stock with a maximum discount of 60% of FMV. The intrinsic value of the beneficial conversion feature of $1,500,000 on the debt funded as of June 30, 2004 has been allocated to paid in capital. This resulting debt discount is being amortized on the straight-line basis over the life of the debt. As of June 30, 2004 we have incurred a charge to our statement of operations of $40,000.

In connection with the Memorandum of Understanding, we agreed to grant to Alembic a 15% ownership interest in Xechem Nigeria (with antidilution rights regarding its next two rounds of financing) upon completion of the formation of Xechem Nigeria. Xechem Nigeria will manufacture NICOSAN(TM)/HEMOXIN(TM) and to distribute the product in Nigeria and nearby countries. This royalty is in addition to the royalty payable by us to NIPRD (the National Institute for Pharmaceutical Research and Development) on our original license. The warrant will lapse if Alembic fails to fund the loan on any of the designated dates or fails to convert the loan to equity on or before its maturity date.

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

[7] CONVERTIBLE DEBENTURES

As December 31, 2003, we had approximately $84,000 in outstanding debentures bearing interest at 8% and maturing in 2011. The debentures were convertible six months after issuance at $7.50 per share. The intrinsic value of the beneficial conversion feature of approximately $144,000 has been allocated to paid-in capital. In October 2003, after a series of modifications, the debentures are convertible into common stock using a conversion price of $ 0.0025. In April 2004 the entire $84,000 plus accrued interest of $16,000 were converted into 39,952,228 shares of our common stock thus retiring the debt in full.

[8] NOTES PAYABLE

Notes Payable consists of the following:

                               December 31,    June 30,
                               ------------  ----------
                                   2003         2004
                                   ----         ----
Secured Notes Payable (A)       $1,134,000   $1,134,000
$6,000,000 Unsecured Loan (B)    1,350,000    2,800,000
Unsecured Note (C)                       0      275,000
Alembic, Ltd. (D)                  200,000            0
Bridge Financing (E)                     0    1,100,000
                                ----------   ----------
Total Notes Payable              2,684,000    5,309,000
Less Current Portion               200,000    1,100,000
                                ----------   ----------
Total Long Term Notes Payable   $2,484,000   $4,209,000
                                ==========   ==========

(A) The convertible debentures totaling $367,000 at December 31, 2002 was increased by an additional funding of $767,000 by certain investors during the twelve months ended December 31, 2003, at which time debentures were converted into term notes. The new term notes bearing simple interest at 8% per annum, due on the earliest to occur of the settlement, dismissal or final adjudication of the Bristol Myers Squibb lawsuit (the "BMS Lawsuit"), plus additional interest equal to forty percent (40%) of the net proceeds, if any recovered by us with respect to the BMS Lawsuit, subject to an adjustment factor of the net recovery to us (after deduction of legal fees and costs). We have granted the term loan holders a security interest in the BMS lawsuit. These notes will be due on the later of 18 months from the date of the Note Purchase Agreement or final disposition of the BMS lawsuit (provided that the additional interest, if any, as referenced above, will be due on disposition of the lawsuit). As of June 30, 2004 we accrued interest of approximately $93,500 associated with this loan. The BMS lawsuit alleges damages due to alleged anticompetitive actions by Bristol Myers Squibb in connection with its activities related to paclitaxel. Our lawsuit was dismissed in 2003, and we have filed an appeal of the dismissal, which appeal is presently pending before the U.S. Court of Appeals.

(B) We have entered into a letter agreement ("Note Purchase Agreement") dated November 11, 2003 with Marjorie Chassman and designees (the "Investor") to issue $6,000,000 of unsecured promissory notes (the "New Notes") over a 12 month period, to be funded: (i) $700,000 by November 25, 2003; (ii) $650,000 by December 24, 2003; (iii) $500,000 per month for January and February, 2004; (iv) $450,000 for March, April and May, 2004; (v) $400,000 for June, July, August, September and October, 2004; and (vi) $300,000 for November, 2004. Proceeds from the loans for 2004 are due on the first business day of the month, subject to a 30-day grace period. The New Notes will bear interest at 8% per annum and mature 18 months from the date of the agreement. The funding of the New Notes was conditioned upon satisfaction and subject to all of other matters defined in the agreement and execution of definitive documents consistent with the letter agreement. As of June 30, 2004, we have received $2,800,000 from this loan and recorded $103,100 in accrued interest.

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

(E) During April and May 2004 Ceptor entered into a bridge financing arrangement with several investors to provide $1,100,000 of six month bridge debt financing. Under the terms of the bridge debt agreement, the bridge lenders received 220,000 shares of common stock of Ceptor. The selling agent received a selling commission equal to 10 percent of the aggregate sales price, a non-accountable expense allowance of 2 percent of the aggregate sales price and 18,000 shares of common stock of Ceptor. The fair value of the 238,000 shares issued of approximately $929,700 in addition to the commissions and non-accountable expense allowance, were recorded as a deferred financing cost to be amortized over the life of the financing. The Notes bear interest at 8% per annum and are due on the earlier of October 22, 2004 or the date of closing on the next financing of $1,000,000 or more by Ceptor.

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

[9] NOTES PAYABLE TO RELATED PARTIES

During the six months ended June 30, 2004, we repaid $75,000 of principal due Dr. Ramesh C. Pandey. In the second quarter we repaid two related party notes for $13,000 and $25,000 with accrued interest totaling $4,000. As of June 30, 2004 we have recorded accrued interest of approximately $205,000 associated with related party notes.

[10] COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We have entered into a consent judgment in the amount of $200,000 for payment of accrued, unpaid legal fees with our former patent counsel, with a mutually agreed stay of execution of such judgment until August 2004. This amount is included in accounts payable as of June 30, 2004.

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

We filed an antitrust suit against Bristol-Myers Squibb Company in the U.S. District Court for the Northern District of Illinois seeking treble damages in connection with BMS' alleged engagement in a series of unlawful acts to delay competition in generic versions of paclitaxel (marketed by BMS under its registered trademark, TAXOL(R)). We had developed a generic version of paclitaxel which we working to make available to cancer patients in the United States when the alleged anticompetitive actions occurred. The lawsuit had been initially dismissed by the District Court on the grounds that the statute of limitations barred the action.

On June 23, 2004 the US Court of Appeals for the Seventh Circuit, however, reversed the District Court opinion and determined that the basis for dismissal was improper. It reinstated and remanded the case to the District Court. Although there has been no determination on the merits of the case, we intend to vigorously pursue its claims against BMS.

EMPLOYMENT AGREEMENTS

Ceptor entered into employment agreements with certain executives commencing March 31, 2004 and April 26, 2004 (the "Executives"), which provide each Executive with a base salary for an initial term of two years, renewable annually thereafter. Ceptor is obligated to pay approximately $555,000, $770,000 and $215,000 for the years ended December 31, 2004, 2005 and 2006, respectively. If Executive's employment with Ceptor is terminated without cause or for good reason, as those terms are defined in the employment agreement, Ceptor is obligated to pay Executive his current base salary for an additional twelve months and continue to pay for his benefits for the same period. If Executive's employment is terminated due to total disability, Ceptor is obligated to continue to pay his current base salary for an additional thirty-six months and continue to pay for his benefits for the same period. If Executive's employment is terminated due to his death, Ceptor is obligated to continue to pay his current base salary for an additional three months and continue to pay for his benefits for the next twelve months. In addition, the employment agreement contains a confidentiality provision as well as a covenant not to compete provision for the period of his employment plus and additional twelve months.

CONSULTING AGREEMENTS

Pursuant to the Agreement and Plan of Merger with Ceptor, we entered into consulting agreements with the two founding scientists ("the Founders") of Ceptor for a period of sixty months. In consideration for the services to be rendered, we were obligated to pay a total of $276,000, plus expenses as allowed for in the consulting agreements. In February 2004, Ceptor entered into consulting agreements with the Founders to replace their agreements with us with ones of similar terms. The Ceptor consulting agreements are for a period of sixty months commencing February 1, 2004 and provide for a monthly fee of $5,000 each plus allowable expense and terminated the consulting agreements with Xechem.

[11] NET LOSS PER SHARE

Net loss per share was calculated using the weighted average number of common shares outstanding. For the six months ended June 30, 2004 and 2003, 39,600 stock options and 47,511,835 and 11,835 warrants, respectively, have been excluded from the calculation of diluted loss per share, as they are antidilutive.

[12] STOCK-BASED COMPENSATION

We follow the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25. We have adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). Under APB 25, because the exercise price of our stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the we had accounted for our employee stock options under the fair value method of that Statement. No options were issued during the quarter ended June 30, 2004.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                                                  Three Months Ended              Six Months Ended
                                                                       JUNE 30,                       JUNE 30,
                                                               2004             2003           2004           2003
                                                               ----             ----           ----           ----
Net loss, as reported                                      $  (4,874,000)  $   (567,000)   $(16,513,000)   $ (1,208,000)

Stock-based employee compensation expense under fair
value method, net of related tax effects                               0         (5,000)              0         (10,000)
                                                           -------------   ------------    ------------    ------------
Pro forma net loss                                         $  (4,874,000)  $   (572,000)   $(16,513,000)   $ (1,218,000)
                                                           =============   ============    ============    ============

Loss per share:

            Basic and diluted, as reported                 $       (0.02)  $      (0.18)   $      (0.09)   $      (0.46)
                                                           =============   ============    ============    ============
            Basic and diluted, pro forma                   $       (0.02)  $      (0.18)   $      (0.09)   $      (0.46)
                                                           =============   ============    ============    ============


[13] CEPTOR CORPORATION

ACQUISITION

On January 27, 2004, we acquired all of the outstanding capital stock of Ceptor Corporation ("Ceptor") pursuant to an Agreement and Plan of Merger ("Merger Agreement"). In conjunction with the Merger Agreement, we issued 6,000 shares of Class C Series 7 Preferred Stock to the former shareholders of Ceptor, valued at $4,760,000. The new Class C Series 7 Preferred Stock has a $6,000,000 liquidation preference and is convertible into 30,000,000 shares of common stock at the option of the holders of the Class C Series 7 Preferred Stock, together with piggyback registration rights for the underlying common shares. We also agreed to provide a contingent award of $1,000,000 of our stock to certain former Ceptor shareholders (payable in our stock valued at the lesser of $0.20 per share or market value) upon the achievement of a designated milestone for each product developed with the technology. In conjunction with Ceptor's bridge financing, these contingent awards were waived (see Notes Payable).

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

In conjunction with this acquisition, we recorded approximately $5,034,000 of intangible assets, consisting of granted patents and pending patent applications, which have been expensed as in process research and development costs. The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in the acquisition:

       Current Assets                                    $         36,000
       In Process Research & Development                        5,034,000
                                                         ----------------

       Total assets acquired                             $      5,070,000

       Current Liabilities                                         35,000
                                                         ----------------
       Notes Payable                                              275,000
                                                         ----------------
       Net assets acquired                               $      4,760,000
                                                         ================

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

SIGNIFICANT AGREEMENTS

On March 31, 2004, we entered into an agreement with Ceptor and William Pursley ("Pursley") which is intended to provide a framework for the independent financing of Ceptor (the "Ceptor Agreement"). The Ceptor Agreement contemplated that Ceptor will seek to obtain bridge funding to be followed by a subsequent round of capital infusion. In May 2004, they secured financing of 1.1 million.

The Ceptor Agreement calls for Pursley to act full time as chief executive officer of Ceptor pursuant to a two-year employment agreement, subject to automatic renewal absent delivery of nonrenewable. It calls for base compensation comparable to that previously earned by Mr. Pursley while an officer of Xechem. As part of the Ceptor Agreement, Mr. Pursley has resigned from his positions as president, chief operating officer, vice chairman and a member of our Board of Directors.

The Ceptor Agreement contemplated that Ceptor will take the necessary steps to effect a stock split so that after the split, we will own 1,406,250 shares of Ceptor $0.00001 per share par value common stock, constituting all of its then issued and outstanding stock. Ceptor has further agreed to issue to Ceptor's management team members options to purchase in the aggregate 1,093,750 shares of common stock, fully vested and exercisable at par value for a period of 10 years from the date of grant. The value of these options granted was approximately $2,083,000 and is included in the accompanying statement of operations as general and administrative expenses. The fair value was determined by the ownership percentage to be obtained upon exercise multiplied by the purchase price for Ceptor due to the short proximity of time.

The Ceptor Agreement provides that we will sell back to Ceptor over time up to 625,000 shares of its common stock in Ceptor for an aggregate of $2,000,000, payable from 25% of the proceeds of future financing received by Ceptor other than the contemplated bridge financing. At the end of two years if the full $2,000,000 has not been paid out to us, we will have the right to put the remaining portion of the shares held for sale back to Ceptor to cover the deficiency. In order to induce the funding of a bridge loan ($1,100,000 of which was ultimately funded), we have agreed that in the event such a loan is funded and is not paid off when due, we will permit the bridge lender to convert the unpaid indebtedness owing with respect to the bridge loan into our common stock at the lesser of seven cents per share or seventy five percent (75%) of the average closing price of our common stock for the ten trading days preceding the date of funding of the bridge loan. We have been granted piggyback registration rights with respect to the shares in Ceptor we may hold from time to time, subject to its agreement to lock up the sale of all the shares on the open market for a period of 180 days following the initial registration of any Ceptor shares pursuant to a registration statement, and one-half of its shares for an addition.

The Ceptor Agreement also called for us to fund $125,000 on or before April 1, 2004, and subject to the full funding by Marjorie Chassman of her loan obligations to us for the months of April and May of 2004, we have funded an additional $125,000 on May 1, 2004 and June 1, 2004 to Ceptor. All such funding was provided in the form of capital contributions.

In addition, Ceptor has granted to Xechem the right to 2% of all gross revenues received by Ceptor, its subsidiaries, affiliates and assigns with respect to the sale or licensing of any products incorporating any Ceptor intellectual property.

THE CEPTOR AGREEMENT WAS AMENDED IN APRIL 2004.

On April 20, 2004, we amended the Ceptor Agreement (the "Amended Agreement"). The Amended Agreement clarified the number of shares of Ceptor to be "Put" by us pursuant to the "Put" obligation shall be that amount of shares equal to the quotient of (a) 25% of the gross cash raised (before any commissions or other expenses) in each tranche of equity financing by Ceptor; divided by (b) the price per share (the "Issue Price") at which such equity tranche is raised (and if in the form of preferred stock, then the price per share will be computed based upon the number of shares of common stock into which such preferred stock would be converted were the preferred stock to immediately convert to common stock); provided that our "Put" obligation will cease once it has "Put" stock resulting in aggregate payments to us of $2,000,000 by Ceptor on July 23, 2004 we approved a resolution to modify this "Put" to 10% of gross cash received subject to the same $2,000,000 cap; however, the agreement has not yet been formalized). See "Subsequent Events." In addition, pursuant to the original Merger Agreement we agreed to issue $1,000,000 of our common stock to the former stockholders of Ceptor ("Former Stockholders") on the achievement of certain milestone accomplishments of Ceptor. Ceptor agreed to cause and did cause the Former Stockholders beneficially entitled to not less than 80% of any such future milestone payments to execute and deliver to us counterpart copies of an Exhibit to the Amended Agreement whereby they agreed to waive their rights to the milestone payment in consideration for certain stock and/or options to acquire Ceptor common stock (the "Substitute Consideration"). Ceptor has agreed to use its best efforts to cause 100% of the Former Stockholders to accept the Substitute Consideration, and further agreed that as to any Former Stockholders who did not accept the Substitute Consideration, it would provide to us the amount of Substitute Consideration that those Former Stockholders would have received had they agreed to accept the Substitute Consideration.

[14] EQUITY AND OPTION TRANSACTIONS

Common Stock

During the quarter covered by this report, we issued a total of 184,885,621 shares of our Common Stock to holders of convertible debt in connection with the conversion of such indebtedness. The amount of indebtedness, principal and accrued interest, converted as a result of such transactions was $462,000. We also issued 200,000 shares of our Common Stock to consultants for services rendered with a charge to operations of $24,000 and 200,000 shares to settle $25,000 of 2003 expenses. In March 2004, we issued 9,142,857 shares of our Common Stock in exchange for an investment of $640,000 in a private placement. We did not use the services of any finders or securities broker-dealers in connection with these transactions.

In April and May 2004, Ceptor issued 238,000 shares of its common stock in conjunction with the bridge financing it entered. (See Notes Payable, E)

Class C Preferred Stock

In conjunction with the acquisition of Ceptor, we issued 6,000 shares of Class C Series 7 Preferred Stock to the former shareholders of Ceptor Corporation, valued at $4,760,000. (See Ceptor Corporation)

Under the terms of his employment agreement, Dr. Pandey is entitled to receive additional voting stock to maintain 20% of the outstanding voting stock. Accordingly, we need to issue approximately 6,390 and 680 additional shares to bring his percentage of voting stock to 20% as of June 30, 2004 and December 31, 2003, respectively.

Stock Based Compensation

During the six months ended June 30, 2004, the following options to purchase shares of our Common Stock were approved by our Board of Directors, but are subject to the approval of our 2004 Plan by our stockholders. The options are not considered granted until the plan is approved; accordingly the related expense has not been recorded in the statement of operations.

--------------------------------------------------------------------------------
NAME                      NO. OF OPTIONS    PRICE              TERM
--------------------------------------------------------------------------------
Leonard Mudry               5,000,000     $   0.01           10 Years
--------------------------------------------------------------------------------
Stephen Burg                5,000,000     $   0.01           10 Years
--------------------------------------------------------------------------------
Soji Adelaja*               5,000,000     $   0.01           10 Years
--------------------------------------------------------------------------------
WILLIAM PURSLEY            43,000,000     $ 0.0025            5 Years
--------------------------------------------------------------------------------

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

Stock Split

In April 2004, Ceptor's Board of Directors declared a 18,000 -for-one stock split, effected in the form of a stock dividend, on the shares of Ceptor's common stock. Each shareholder of record received 18,000 additional shares of common stock for each share of common stock held without the capital of Ceptor being increased or decreased by the transfer of surplus to capital account or the transfer of capital to surplus, or otherwise. Stockholders' equity reflects the stock split by reclassifying from "Additional paid-in capital" to "Common stock" an amount equal to the par value of the additional shares arising from the stock split. As the result of the stock split, the shares held by us increased from 100 shares to 1,800,000 shares and the shares held in reserve for options to be granted to the founders, which upon exercise would be 1,400,000 shares.

In conjunction with the stock split, Ceptor's Certificate of Incorporation was amended to increase the authorized capital stock to 50,000,000 shares, and 40,000,000 was designated as shares of common stock, $0.00001 par value per share and 10,000,000 shares of preferred stock.

Founders Plan

Pursuant to the grant of the option to Mr. Pursley contained in the Xechem Agreement, Ceptor's Board of Directors has approved the Ceptor Founders Plan, effective June 1, 2004 (the "Founders' Plan"). The maximum number of shares that may be issued under the Founders Plan is 1,400,000 shares. Terms of the Founders Plan provide for the grant of options to purchase shares of Ceptor's common stock, at its par value, to the initial founders and key management of Ceptor (the "Founders" and each a "Founder") and will be administered by the Board of Directors or the Compensation Committee of Ceptor. Upon the happening of certain events described in the Founders' Plan, such as the cessation of employment by a participant following an award, shares issued or issuable to Founders' Plan participants may revert to William Pursley and may be re-designated or re-issued in his sole discretion. Pursuant to the terms of the Founders' Plan, restrictions on holders of shares acquired through the Founders' Plan shall lapse 10% on the six month anniversary following issuance, and an additional 10% six months thereafter, and the balance upon initiation of a Phase III clinical trial for Ceptor's "Myodur" technology for muscular dystrophy, provided such date is not less than six months following the date of award.

Founders who issue shares under the Founders' Plan, prior to the receipt of such shares, will be required to agree to become subject with respect to such shares to the terms of a Buy-Sell Agreement imposing certain restrictions and obligations on the stockholders and on any shares of capital stock of Ceptor at any time held by such Founder. In general, the Buy-Sell Agreement provides restrictions on the transfer or pledge of stock and provides for the purchase of any shares upon the cessation of active participation in the business or affairs, upon the happening of certain events, among other restrictions.

On June 1, 2004 the Compensation Committee granted a ten-year non-qualified stock option to purchase, at the exercise price of $.00001 per share an aggregate of 1,400,000 shares to the Founders.

2004 Incentive Stock Plan

The 2004 Long-Term Incentive Plan (the "2004 Plan") was approved by the Board of Directors and the stockholders of Ceptor on May 31, 2004 and 606,705 shares of the authorized and un-issued shares of common stock were reserved for issuance under the 2004 Plan. The purpose of the 2004 Plan is to provide an incentive to retain experienced directors, officers, consultants, advisors and employees of Ceptor attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons into the development and financial success of Ceptor. Under the 2004 Plan Ceptor is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, and restricted stock. The 2004 Plan shall be administered by the Board of Directors or the Compensation Committee of Ceptor. The 2004 Plan has 720,000 shares of common stock reserved for issuance under the 2004 Plan, and as of June 30, 2004 no awards have been granted to any participant.

[15] Subsequent Events

Modification to Ceptor Agreement: On July 23, 2004 the Board of Directors of Ceptor agreed to amend the agreement with Ceptor Corporation and William Pursley to accommodate a proposed private financing by Ceptor. The Board of Directors of Xechem International Inc. is currently reviewing the proposed amendment, which has not been approved by them as of the date of filing. The principal change is the undertaking of ours to accept a lesser amount of proceeds from such financing (i.e., 10% rather than 25%) in redemption of a portion of its beneficial ownership of Ceptor and to participate in the reorganization of Ceptor as detailed below.

The proposed financing of Ceptor contemplates to raising at $0.50 per share a minimum of $2,500,000 and maximum of $5,000,000 (before commissions and expenses of the offering) through a public shell company, whereby the existing shareholders and option holders of Ceptor would simultaneously contribute their ownership interests in Ceptor to the public shell in exchange for substantial ownership in the public shell. In addition, the existing lenders to Ceptor would have the right to convert their $1,100,000 of 8% bridge loan and $275,000 of 10% loans plus accrued interest at $0.25 per share and cancel their 238,000 shares of common stock of Ceptor. The financing further contemplates that simultaneously, the public shell (pursuant to an existing letter of intent) would issue an additional 4,000,000 shares of common stock to a pharmaceutical company in consideration for its agreement to fund a $500,000 payment to Ceptor (upon filing of a U.S. investigational new drug application for Ceptor's Myodurmuscular dystrophy drug) and the granting of an exclusive license to manufacture, distribute and market Myodur in Japan, South Korea, China, Taiwan and Singapore. However, there can be no assurances that Ceptor will be successful in consummating the proposed financing, or that the terms of such proposed financing will not be subsequently modified.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.(1)

General

We are the holder of all of the capital stock of Xechem, Inc., a development stage biopharmaceutical company engaged in the research, development, and production of niche generic and proprietary drugs from natural sources. Xechem, Inc. was formed in March 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.) a publicly traded company. Xechem Laboratories (formed in 1993), XetaPharm, Inc. (formed in
1996), Xechem (India) Pvt. Ltd. (acquired in 1996) and Ceptor Corporation (acquired in 2004) are our subsidiaries. Xechem Pharmaceutical China Ltd., (formed in 2000) is an inactive affiliate.

Results of Operations

The Six months Ended June 30, 2004 vs. The Six months Ended June 30, 2003

The following table sets forth certain statement of operations data for the cumulative period from inception (March 15, 1990) to June 30, 2004 and for each of the six months ended June 30, 2004 and June 30, 2003.

                                                                     CUMULATIVE
                                              SIX MONTHS ENDED      INCEPTION TO
                                                   JUNE 30,           JUNE 30,
                                             2004         2003          2003
                                                (in thousands)
Revenue                                   $     89      $    230      $  2,037
Research and Development Expense          $  5,802      $    374      $ 17,225
General and Administrative Expenses       $  5,221      $    929      $ 22,128
Writedown of Inventory And Intangibles    $     --      $     --      $  1,861
                                          --------      --------      --------
Loss from Operations                      $(10,934)     $ (1,073)     $(39,177)
Other Income (Expense)                    $ (5,579)     $   (135)     $(24,325)
Net Loss before Income Taxes              $(16,513)     $ (1,208)     $(61,817)

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

Revenue

We had revenues of $89,000 for the six months ended June 30, 2004 a decrease of $141,000 or 61% as compared to the six months ended June 30, 2003. This represents approximately $81,000 in consulting fees, $2,000 in lab testing fees and $6,000 in product sales by our subsidiary XetaPharm Inc.

Research and Development

Our research and development expenditures were made in conjunction with the development of compounds to make niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures increased by $5,428,000 to $5,802,000, primarily from nearly $5,000,000 in non-cash expenses arising from the acquisition of Ceptor. We were required to expense the value assigned to the patents and in process research, which were acquired and valued in excess of $5.07 million dollars. In addition, the increased costs associated with our Nigerian Sickle Cell Disease Drug NICOSAN(TM) approximately $400,000 for the six months ended June 30, 2004 as compared to approximately $61,000 for the six months ended June 30, 2003.

Expenditures for research and development increased during the first six months of 2004. The expenses related to Ceptor are a one-time charge. We anticipate other expenses to continue to increase due to our plan to bring NICOSAN (TM) to the Nigerian market by the end of 2004. New hires and increased activity should continue to increase for the remainder of the year. We believe that increased research and development expenditures could significantly hasten the development of our Sickle Cell Disease Drug as well as its marketability.

General and Administrative

General and administrative expenses increased $4,292,000 for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase was due to Ceptor's G&A costs of approximately $2,900,000 for the six months ended June 30, 2004, which had a one time non-cash expense of over $2,000,000 to compensation for options issued to Pursley; consulting fees increased by approximately $775,000 mainly from stock warrants being issued to our Investor Relations consultants; salaries increased by approximately $310,000 due to increases for our corporate officers; for Officers Life Insurance, and Directors and Officers Liability Insurance increased approximately $46,000, these are new policies; and advertising expenses increased by approximately $115,000 due to special promotions to promote our business and increase public awareness.

Interest expense increased approximately $5,913,000 for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase was the result of deferred finance and debt discount charges, which are non-cash in nature. Cash expenditures for interest was approximately $26,000 for the six months ended June 30, 2004 as compared to $22,000 for the six months ended June 30, 2003.

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

Liquidity and Capital Resources; Plan of Operations

On June 30, 2004, we had cash and cash equivalents of $1,493,000, negative working capital of $1,037,000 and stockholder's equity of $8,417,000.

As a result of our net losses through December 31, 2003 and accumulated deficit since inception, our accountants, in their report on our financial statements for the year ended December 31, 2003, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of June 30, 2004 as we have less then six months cash on hand at our current expenditure rate. Our research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

We received $1,450,000 in the first six months of 2004 from investor financing which became a note payable, the terms of which are detailed in subsection (A) below, $1,500,000 has been received from Alembic Limited as part of a $3,000,000 loan detailed in subsection (B) below, $1,100,000 of bridge financing to our subsidiary Ceptor, detailed in Ceptor below and $640,000 from a private offering of our common stock at 7 cents per share which resulted in the issuance of 9,142,857 shares of our common stock

(A) We have entered into a letter agreement ("Note Purchase Agreement") dated November 11, 2003 with Chassman and designees (the "Investor") to issue $6,000,000 of unsecured promissory notes (the "New Notes") over a 12 month period, to be funded as follows: (i) $700,000 by November 25, 2003; (ii) $650,000 by December 24, 2003; (iii) $500,000 per month for January and February, 2004; (iv) $450,000 for March, April and May, 2004; (v) $400,000 for June, July, August, September and October, 2004; and (vi) $300,000 for November, 2004. Proceeds from the loans for 2004 are due on the first business day of the month, subject to a 30-day grace period. The New Notes will bear interest at 8% per annum and mature 18 months from the date of the agreement. The funding of the New Notes was conditioned upon satisfaction and subject to all of other matters discussed below and execution of definitive documents consistent with the Note Purchase Agreement.

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

As of June 30, 2004 we have received $2,800,000 pursuant to the Note Purchase Agreement and recorded $103,000 in accrued interest.

The Investor has defaulted on the original terms of the Note Purchase Agreement by not meeting the monthly funding obligations and therefore the exercise price of the warrants has increased to $0.04 per share and the vesting of the warrants is in jeopardy. The Note Purchase Agreement is currently under renegotiation and we expect to arrive at a favorable resolution shortly.

(B) On April 5, 2004, we executed definitive documents with Alembic Limited ("Alembic"), a pharmaceutical company based in India. The documents relate to:
(i) a commitment to loan $3,000,000 to us; (ii) a license, royalty and distribution rights agreement ("Xechem Nigeria Agreement") related to the production, sale and licensing of NICOSAN(TM)/HEMOXIN(TM) through Xechem Pharmaceuticals Nigeria, Limited ("Xechem Nigeria"), a majority-owned subsidiary of ours; and (iii) a five-year warrant to purchase 10,000,000 shares of our common stock at $0.20 per share. The loan is in connection with our planned approval for sale and development of a manufacturing facility in Nigeria for the production of NICOSAN(TM)/HEMOXIN(TM)," a drug used to treat sickle cell anemia, through Xechem Nigeria. NICOSAN(TM)/HEMOXIN(TM) has been granted orphan drug status by the FDA in the United States; however, sales will not be permitted in the United States unless appropriate FDA regulatory approval is attained for the product. In addition, in connection with the financing, Alembic purchased $640,000 of our common stock at seven cents per share.

The $3,000,000 loan to us is to be funded with six payments of $500,000 each, with the first made on the date of the closing of the transaction and subsequent payments to be made each thirty days thereafter. Through June 30, 2004, $1,500,000 of the loan amount has been funded and accrued interest of approximately $12,000 has been recorded.

In connection with the agreement with Alembic, we agreed to grant to Alembic a 15% ownership interest in Xechem Nigeria (with antidilution rights regarding its next two rounds of financing). Xechem Nigeria will manufacture NICOSAN(TM)/HEMOXIN(TM) and to distribute the product in Nigeria and nearby countries. This royalty is in addition to the royalty payable by us to NIPRD (the National Institute for Pharmaceutical Research and Development) on our original license. The loan agreement provides the warrant will lapse if Alembic fails to fund the loan on any of the designated dates or fails to convert the loan to equity on or before its maturity date.

The loan is convertible, at Alembic's option; at a 30%, 40%, 50% and 60% discount to the average closing price of our common stock on the first, second, third and fourth anniversaries of the closing date, respectively. The Xechem Nigeria Agreement also provides that Alembic will receive a royalty of 15% of the gross collected revenues from sales of NICOSAN(TM)/HEMOXIN(TM) in Nigeria for a period of five years from the date of the product launch, 10% of gross collected revenues for the succeeding five years, and 5% of gross collected revenues for the succeeding five years. In addition, we agreed to pay Alembic a royalty of 1% of gross collected revenues in connection with sales to us of product for sale in the U.S. market or outside Nigeria of NICOSAN(TM)/HEMOXIN(TM) manufactured from non-U.S. or for which the active pharmaceutical ingredient is manufactured outside the United States. Xechem Nigeria has granted Alembic a right of first refusal with respect to distribution rights for NICOSAN(TM)/HEMOXIN(TM) in the remainder of Africa and in India. Under the Xechem Nigeria Agreement, if Alembic fails to fund the loan on any of the designated dates, we will not be obligated to accept any future funds, and we have the right to cause Alembic to forfeit the right to receive royalty payments and the right of first refusal. The Xechem Nigeria Agreement also provides that we will be entitled to a royalty of 30% of the first year's revenues and 25% of revenues thereafter from the sale of NICOSAN(TM)/HEMOXIN(TM), provided that such royalty is subordinated to that royalty payable to Alembic, as referenced above.

We are currently seeking additional capital, marketing partners, joint ventures or strategic alliance agreements both in the United States and abroad. We are actively pursuing numerous prospects.

We have expended and plan to continue to expend substantial funds in connection with the research and development of its products. Because of these expenditures, and even with revenues anticipated from of sales of nutraceutical, lab fees, and consulting revenues, we anticipate that losses will continue for the foreseeable future. As of June 30, 2004, we have less than twelve months of cash on hand at our current expenditure rate.

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

On January 27, 2004, we acquired all of the outstanding capital stock of Ceptor pursuant to an Agreement and Plan of Merger ("Merger Agreement") and Ceptor became a wholly owned subsidiary of ours for 6,000 shares of our Class C Series 7 Preferred Stock.

Ceptor Financing Agreement

On April 20, 2004, we amended an agreement ("Amended Agreement") we previously entered into with Ceptor and Pursley on March 31, 2004 ("Ceptor Agreement"). The Amended Agreement clarified that the number of shares of Ceptor to be "Put" by Xechem pursuant to the "Put" obligation shall be that amount of shares equal to the quotient of (a) 25% of the gross cash raised (before any commissions or other expenses) in each tranche of equity financing by Ceptor; divided by (b) the price per share (the "Issue Price") at which such equity tranche is raised (and if in the form of preferred stock, then the price per share will be computed based upon the number of shares of common stock into which such preferred stock would be converted were the preferred stock to immediately convert to common stock); provided that our "Put" obligation will cease once hawse have "Put" stock resulting in aggregate payments to us of $2,000,000 by Ceptor.

In addition, pursuant to the original Merger Agreement agreed to issue $1,000,000 of our common stock to the former stockholders of Ceptor ("Former Stockholders") on the achievement of certain milestone accomplishments of Ceptor, as further delineated in Exhibit 2. Ceptor agreed to cause the Former Stockholders beneficially entitled to not less than 80% of any such future milestone payments to execute and deliver to us counterpart copies of Exhibit 2 and deliver the same to us simultaneous with our execution of Exhibit 1, in consideration for certain stock and/or options to acquire Ceptor common stock (the "Substitute Consideration"). Should less than 100% of the Ceptor Stockholders execute Exhibit 2 within 30 days following the date of the Amended Agreement, then Ceptor shall provide to us the amount of the Substitute Consideration that they would have received for the milestone entitlements that they did not relinquish, had they executed Exhibit 2 as to the same (e.g. if only 80% execute Exhibit 2, then Xechem would get 25% of the aggregate Substitute Consideration that would be provided). Ceptor has agreed to use its best efforts to cause 100% of the Former Stockholders to accept the Substitute Consideration. As of June 30, 2004, former stockholders representing approximately 85% of the beneficial ownership of Ceptor prior to the transaction executed copies of Exhibit 2. See "Bridge Loan Agreements" below.

Bridge Loan Agreements

Subsequent to the Ceptor Agreement, by Note Purchase Agreement dated as of April 23, 2004 among Ceptor, us and certain named individuals (each a "Noteholder"), Ceptor entered into a bridge financing arrangement whereby it agreed to issue (and has as of this date issued) an aggregate of $1,100,000 of Notes. The Notes bear interest at 8% per annum and are due on the earlier of October 22, 2004 or the date of closing on the next financing of $1,000,000 or more by Ceptor. The Note Purchase Agreement contemplates a proportionate adjustment in the capitalization of Ceptor so that the beneficial ownership will be held (post split) 3,000,000 shares by us, 2,333,333 shares subject to the vested options in favor of current management, 366,667 shares to the Noteholders, and subject to the establishment of an employee stock option pool of 15% of the fully diluted outstanding capital stock of Ceptor (with no options to be granted to Pursley out of such pool). A 10% commission and 2% non-accountable Ceptor paid expense allowance to the placement agent for the Notes.

In order to induce the Noteholders to purchase the Notes, we granted to them the option to convert the indebtedness evidenced by the Notes following default and failure to cure into our common stock at the lesser of seven cents per share or seventy-five percent of the ten-day trailing closing market price for our common stock. We also granted registration rights to Noteholders provided at least $250,000 of Note indebtedness converted into our common stock.

In order to induce us to enter into the Note Purchase Agreement, we conditioned the Notes funding upon receipt of waivers by the holders of at least 80% of the Series C-7 Preferred Stock previously issued by us in connection with its acquisition of Ceptor that they waive their rights to receive additional common stock of ours upon the achievement of certain milestones. These required waivers were received from holders in excess of 80% of the shares. In addition, we required (and received) the waiver from the holders of $550,000 of the Notes to their rights to convert into common stock of ours; to induce this waiver, Pursley granted them the right to acquire our common stock purchasable by him personally pursuant to his existing stock option to acquire up to 43,000,000 shares of our common stock.

Ceptor anticipates repayment of the bridge financing through a proposed private placement of its common stock. In order to induce this private placement Xechem has agreed to reduce the amount of the proceeds it would accept from its "Put" rights referenced in "Ceptor Financing Agreement" to ten percent of the gross proceeds raised in any such private placement. There can be no assurances that the proposed private placement will be successful.

Employment Agreements

Ceptor entered into employment agreements with certain executives commencing March 31, 2004 and April 26, 2004 (the "Executives"), which provide each Executive with a base salary for an initial term of two years, renewable annually thereafter. Ceptor is obligated to pay approximately $555,000, $770,000 and $215,000 for the years ended December 31, 2004, 2005 and 2006, respectively under its employment agreements with the Executives. If an Executive's employment with Ceptor is terminated without cause or for good reason, as those terms are defined in the employment agreement, Ceptor is obligated to pay the Executive his current base salary for an additional twelve months and continue to pay for his benefits for the same period. If Executive's employment is terminated due to total disability, Ceptor is obligated to continue to pay his current base salary for an additional thirty-six months and continue to pay for his benefits for the same period. If the Executive's employment is terminated due to his death, Ceptor is obligated to continue to pay his current base salary for an additional three months and continue to pay for his benefits for the next twelve months. In addition, the employment agreement contains a confidentiality provision as well as a covenant not to compete provision for the period of his employment plus and additional twelve months.

Stockholders' Equity

Stock Split

In April 2004, Ceptor's Board of Directors declared an 18,000 -for-one stock split, effected in the form of a stock dividend, on the shares of Ceptor's common stock. Each shareholder of record received 18,000 additional shares of common stock for each share of common stock held without the capital of Ceptor being increased or decreased by the transfer of surplus to capital account or the transfer of capital to surplus, or otherwise. Stockholders' equity reflects the stock split by reclassifying from "Additional paid-in capital" to "Common stock" an amount equal to the par value of the additional shares arising from the stock split. As the result of the stock split, the shares held by us increased from 100 shares to 1,800,000 shares and the shares held in reserve for options to be granted to the founders, which upon exercise would be 1,400,000 shares.

In conjunction with the stock split, Ceptor's Certificate of Incorporation was amended to increase the authorized capital stock to 50,000,000 shares, and 40,000,000 was designated as shares of common stock, $0.00001 par value per share and 10,000,000 shares of blank check preferred stock.

Founders Plan

Pursuant to the grant of the option to Pursley contained in the Ceptor Agreement, Ceptor's Board of Directors has approved the Ceptor Founders Plan, effective June 1, 2004 (the "Founders' Plan"). The maximum number of shares that may be issued under the Founders Plan is 1,400,000 shares. Terms of the Founders Plan provide for the grant of options to purchase shares of Ceptor's common stock, at its par value, to the initial founders and/or key employees of Ceptor (the "Founders" and each a "Founder") and will be administered by the Board of Directors or the Compensation Committee of Ceptor. Upon the happening of certain events described in the Founders' Plan, such as the cessation of employment by a participant following an award, shares issued or issuable to Founders' Plan participants may revert to William Pursley and may be re-designated or re-issued in his sole discretion. Pursuant to the terms of the Founders' Plan, restrictions on holders of shares acquired through the Founders' Plan shall lapse 10% on the six month anniversary following issuance, and an additional 10% six months thereafter, and the balance upon initiation of a Phase III clinical trial for Ceptor's "Myodor" technology for muscular dystrophy, provided such date is not less than six months following the date of award.

Founders who issued shares under the Founders' Plan, prior to the receipt of such shares, will be required to agree to become subject with respect to such shares to the terms of a Buy-Sell Agreement imposing certain restrictions and obligations on the stockholders and on any shares of capital stock of Ceptor at any time held by such Founder. In general, the Buy-Sell Agreement provides restrictions on the transfer or pledge of stock and provides for the purchase of any shares upon the cessation of active participation in the business or affairs, upon the happening of certain events, among other restrictions.

On June 1, 2004 the Compensation Committee of Ceptor granted a ten-year non-qualified stock option to purchase, at the exercise price of $.00001 per share an aggregate of 1,400,000 shares to the Founders.

2004 Incentive Stock Plan

The 2004 Long-Term Incentive Plan (the "2004 Plan") was approved by the Board of Directors and the stockholders of Ceptor on May 31, 2004 and 606,705 shares of the authorized and un-issued shares of common stock were reserved for issuance under the 2004 Plan. The purpose of the 2004 Plan is to provide an incentive to retain experienced directors, officers, consultants, advisors and employees of Ceptor to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons into the development and financial success of Ceptor. Under the 2004 Plan Ceptor is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, and restricted stock. The 2004 Plan shall be administered by the Board of Directors or the Compensation Committee of Ceptor. The 2004 Plan has 720,000 shares of common stock reserved for issuance under the 2004 Plan, and as of June 30, 2004 no awards have been granted to any participant.

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

Minority Interest

Minority interests represent participation of other stockholders in the net equity and in the earnings and losses of the non-wholly owned subsidiaries and are reflected in the caption "Minority interests" in the financial statements. Minority interests adjust the net results of operations to reflect only the minority ownership's share of the earnings or losses of non-wholly owned investors.

ITEM 3. CONTROL AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report as well as to safeguard assets from unauthorized use or disposition. However, no cost effective internal control system will preclude all errors and irregularities, and, as a result, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities that we do not control or manage. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We filed an antitrust suit against Bristol-Myers Squibb Company in the U.S. District Court for the Northern District of Illinois seeking treble damages in connection with BMS' alleged engagement in a series of unlawful acts to delay competition in generic versions of paclitaxel (marketed by BMS under its registered trademark, TAXOL(R)). We had developed a generic version of paclitaxel which we working to make available to cancer patients in the United States when the alleged anticompetitive actions occurred. The lawsuit had been initially dismissed by the District Court on the grounds that the statute of limitations barred the action.

On June 23, 2004 the US Court of Appeals for the Seventh Circuit, however, reversed the District Court opinion and determined that the basis for dismissal was improper. It reinstated and remanded the case to the District Court. Although there has been no determination on the merits of the case, we intend to vigorously pursue its claims against BMS.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

During the quarter covered by this report, we issued a total of 184,885,621 shares of our Common Stock to holders of convertible debt in connection with the conversion of such indebtedness. The amount of indebtedness converted as a result of such transactions was $462,000. We also issued 400,000 shares of our Common Stock to consultants for services rendered with a charge to operations of $49,000 of which $25,000 was recognized in 2003. In March 2004 we made a private placement of 9,142,857 shares of our Common Stock in exchange for an investment of $640,000. We also issued 6,000 shares of our Preferred Stock Class C to the shareholders of Ceptor Corporation in connection with acquisition of Ceptor. We did not use the services of any finders or securities broker-dealers in connection with these transactions. We believe that all shares issued in the above transactions are exempt from registration under the Securities Act by virtue of Section 3(a)(9) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

Exhibit Number    Description of Document

3              Certificate of Incorporation.

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

On May 28, 2004 we filed a Form 8-K, under Items 5 and 7, announcing that our subsidiary Ceptor Corporation had entered into an agreement with a consortium of investors to provide $1,000,000 of six-month bridge debt financing and pursuant to the agreement to provide the debt financing, we entered into a Note Purchase Agreement with the consortium of investors.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                       XECHEM INTERNATIONAL, INC.

Date:  August 13, 2004

                                       /s/ Ramesh C. Pandey
                                       ----------------------------------------
                                           Ramesh C. Pandey, Ph.D.
                                           Chief Executive Officer and Chief
                                           Financial Officer