Form 10QSB
period 2004-09-30
XECHEM INTERNATIONAL INC
filed 2004-11-19
CIK 919611

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 2004
                               -------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               --------------------------   --------------------

For Quarter Ended                               Commission File Number   0-23788
                  --------------------                                ----------

                           Xechem International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                 22-3284803
--------------------------------------      -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

New Brunswick Technology Center
100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswick, NJ     08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code           (732) 247-3300
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

Number of shares outstanding of the issuer's common stock, as of November 18, 2004 was 258,668,776 shares.

Transitional Small Business Disclosure Format

                                      Yes       No X
                                          ---     ---

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.

Part I.    Financial Information

Item 1.    Consolidated Balance Sheet as of
              September 30, 2004 [Unaudited] ........................   3

           Consolidated Statements of Operations
              For the three and nine month periods ended
              September 30, 2004 and 2003 [Unaudited] ...............   4

           Consolidated Statements of Cash Flows
              For the nine month periods ended
              September 30, 2004 and 2003 [Unaudited] ...............   5 - 6

           Notes to Consolidated Financial Statements[Unaudited].....   7 - 21

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations  ........  22 - 31

Item 3.     Controls and Procedures..................................  31 - 32


Part II.   Other Information ........................................  33 - 34

           Signatures and Certifications.............................  35 - 40

                          XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                                (A DEVELOPMENT STAGE ENTERPRISE)
                                   CONSOLIDATED BALANCE SHEET

                                                                                        SEPTEMBER 30, 2004
                                                                                           (UNAUDITED)
                                                                                           ------------
CURRENT ASSETS
   Cash                                                                                    $  1,297,000
   Accounts receivable                                                                           58,000
   Prepaid expenses and other current assets                                                    278,000
                                                                                           ------------

   TOTAL CURRENT ASSETS                                                                       1,633,000

 Equipment, less accumulated depreciation of $1,353,000                                         436,000
 Leasehold improvements, less accumulated amortization of $758,000                              268,000
 Deposits                                                                                        72,000
                                                                                           ------------

TOTAL ASSETS                                                                               $  2,409,000
                                                                                           ============

CURRENT LIABILITIES
   Accounts payable                                                                        $    458,000
   Accrued expenses to related parties                                                          384,000
   Accrued expenses to others                                                                   811,000
   Notes payable to related party                                                               566,000
   Current portion of notes payable net of discount of $177,000                                 923,000
   Capital leases: short-term                                                                    27,000
   Other current liabilities                                                                     35,000
                                                                                           ------------

     TOTAL CURRENT LIABILITIES                                                                3,204,000
                                                                                           ------------

Notes payable                                                                                 4,209,000
Convertible notes, net of discount of $2,832,000                                                168,000
Notes payable to related parties                                                                265,000
Capital leases: long term                                                                        68,000
                                                                                           ------------

TOTAL LIABILITIES                                                                             7,914,000
                                                                                           ------------

COMMITMENTS & CONTINGENCIES

   Minority Interest                                                                          1,779,000

STOCKHOLDERS' EQUITY [DEFICIT]
   Class A voting preferred stock,$ .00001 par value, 2,500 shares
     authorized; 2,500 shares issued and outstanding                                                 --
   Class B 8% preferred stock,$ .00001 par value, 1,150 shares
     authorized; none outstanding                                                                    --
   Class C preferred stock,$ .00001 par value, 49,996,350 shares authorized;
     6923 issued and outstanding
     6,000 shares of Series 7 have a liquidation preference of $1,600,000                            --
   Common stock,$.00001 par value 1,950,000,000 shares authorized;
     258,669,000 issued and outstanding                                                           3,000
   Additional paid in capital                                                                50,237,000
   Deficit accumulated during development stage                                             (57,524,000)
                                                                                           ------------

   TOTAL STOCKHOLDERS' EQUITY [DEFICIT]                                                      (7,284,000)
                                                                                           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]                                       $  2,409,000
                                                                                           ============



The notes to consolidated financial statements are an integral part of these statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                        ------------------                           -----------------
                                                           SEPTEMBER 30,                                SEPTEMBER 30,
                                                           -------------                                -------------
                                                     2004                  2003                  2004                   2003
                                                     ----                  ----                  ----                   ----
Revenues:                                       $      32,000          $     50,000          $     121,000          $   280,000

EXPENSES:
   Research and development                         1,114,000               107,000              6,916,000              481,000
   General and administrative                       1,564,000               316,000              6,785,000            1,245,000
                                                -------------------------------------------------------------------------------
                                                    2,678,000               423,000             13,701,000            1,726,000
                                                -------------------------------------------------------------------------------

   LOSS FROM OPERATIONS                            (2,646,000)             (373,000)           (13,580,000)          (1,446,000)
                                                -------------------------------------------------------------------------------

OTHER INCOME (EXPENSE) - NET:

   Interest Expense - Related Party                   (11,000)              (11,000)               (44,000)             (33,000)

   Interest Expense                                  (805,000)             (148,000)            (1,573,000)            (258,000)

   Other(net)                                          (6,000)                   --                 (4,000)              (3,000)

   Minority Interest Share of Net Loss                765,000                    --              1,233,000                   --
                                                -------------------------------------------------------------------------------
                                                      (57,000)             (159,000)              (388,000)            (294,000)
                                                -------------------------------------------------------------------------------

NET LOSS BEFORE INCOME TAXES                       (2,703,000)             (532,000)           (13,968,000)          (1,740,000)


INCOME TAXES                                               --                    --                     --                   --
                                                -------------------------------------------------------------------------------

NET LOSS                                        $  (2,703,000)         $   (532,000)         $ (13,968,000)         $(1,740,000)
                                                ===============================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE         $       (0.01)         $      (0.07)         $       (0.07)         $     (0.39)
                                                ===============================================================================


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED            258,668,770             8,011,568            205,942,049            4,437,981
                                                ===============================================================================


The notes to consolidated financial statements are an integral part of these statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine Months Ended September 30
                                                                                      2004               2003
                                                                                  ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $(13,968,000)       $(1,740,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Minority Interest                                                              1,233,000                 --
      Depreciation                                                                      90,000             49,000
      Amortization                                                                      51,000             51,000
      Amortization of beneficial conversion features & deferred charges                382,000                 --
      Unearned compensation                                                                 --            158,000
     Write off of acquired research and development costs                            5,034,000
     Amortization of deferred consulting charge                                        998,000                 --

    Changes in operating assets and liabilities
      (Increase) decrease in:
        Accounts receivable                                                            (31,000)             2,000
        Prepaid expenses and other current assest                                      169,000            (61,000)
      Increase (decrease) in:
        Accounts payable                                                              (143,000)           203,000
        Other current liabilities                                                           --             (5,000)
        Accrued expenses                                                               221,000            340,000
                                                                                  ------------        -----------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                                         (5,964,000)        (1,003,000)
                                                                                  ------------        -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Cash acquired in acquisition                                                        18,000                 --
    Purchases of equipment and leasehold improvements                                 (110,000)           (30,000)
    Other                                                                              (19,000)                --
                                                                                  ------------        -----------
NET CASH FLOWS USED IN INVESTING ACTIVITIES:                                          (111,000)           (30,000)
                                                                                  ------------        -----------

The Notes to Consolidated Financial Statements are an integral part of these statements.

                XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                (continued)

                                                                       Nine Months Ended September 30
                                                                       ------------------------------
                                                                             2004           2003
                                                                         -----------      ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Proceeds from related party loans                                             --         31,000
    Proceeds from notes payable and convertible notes                      5,550,000        879,000
    Net payments on capital leases                                           (17,000)        (6,000)
    Payments on interim loans                                               (200,000)            --
    Payments on notes payable - others                                       (55,000)            --
    Payments on stockholder loans                                           (126,000)            --
    Proceeds from issuance of capital stock                                1,640,000             --
                                                                         -----------      ---------

    NET CASH FLOWS FROM FINANCING ACTIVITIES:                              6,792,000        904,000
                                                                         -----------      ---------

    NET CHANGE IN CASH                                                       717,000       (129,000)
CASH, BEGINNING OF PERIODS                                                   580,000        135,000
                                                                         -----------      ---------
CASH, END OF PERIODS                                                     $ 1,297,000      $   6,000
                                                                         ===========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the periods for:
                                                                         -----------      ---------
      Interest paid - related party                                      $    44,000      $  33,000
                                                                         ===========      =========
      Interest paid - other                                              $        --      $   3,000
                                                                         ===========      =========

NONCASH FINANCING AND INVESTING ACTIVITIES

   Common stock  issued upon conversion of debentures, notes
       and related accrued interet of $62,000 in 2004                        463,000        773,000
                                                                         ===========      =========

  Convertible notes refinanced by notes payable                          $        --      $ 367,000
                                                                         ===========      =========

   Beneficial Conversion Features to financing agreements                $ 1,500,000      $      --
                                                                         ===========      =========

   Common stock of subsidiary issued in conjunction with
      financing agreement                                                $   929,000      $      --
                                                                         ===========      =========

   Preferred Stock issued in asset acquisition                           $ 4,760,000      $      --
                                                                         ===========      =========
   Assets acquired and liabilities assumed in asset acquisition:
      Long-term Debt                                                     $   275,000      $      --
                                                                         ===========      =========
      Prepaid Expenses                                                   $    18,000      $      --
                                                                         ===========      =========
      Accrued Expenses                                                   $    36,000      $      --
                                                                         ===========      =========

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

The accompanying consolidated financial statements have been prepared assuming Xechem International, Inc. and its subsidiaries Xechem, Inc., Xechem Laboratories, Inc., XetaPharm, Inc., Xechem (India) Pvt. Ltd., and CepTor Corporation along with our start up company Xechem Pharmaceuticals Nigeria Ltd. will continue as a going concern. We have suffered recurring losses from operations and have a net working capital deficiency that raises substantial doubt about our ability to continue as a going concern The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Significant accounting policies and other matters relating to us and our wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc., XetaPharm, Inc, Xechem (India) Pvt. Ltd., and our newly acquired subsidiary CepTor Corporation are set forth in the financial statements for and as of the year ended December 31, 2003 included in our Form 10-KSB, as filed with the Securities and Exchange Commission. The following represents new policies adopted during the nine months ended September 30, 2004.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES

In-process research and development ("IPR&D") charges are recorded in connection with acquisitions and represent the value assigned to acquired assets which have not yet reached technological feasibility and for which there is no alternative use. Fair value is generally assigned to these assets based on the net present value of the projected cash flows expected to be generated by those assets. Significant assumptions underlying these cash flows include our assessment of the timing and our ability to successfully complete the IPR&D project, projected cash flows associated with the successful completion of the project, and interest rates used to discount these cash flows to their present value. The acquisition of the IPR&D was consummated by issuing Xechem's Class C Series 7 Preferred Stock, which is immediately convertible into shares of common stock. We determined the best measure for determining the fair value was the average closing price of Xechem's common stock for a reasonable period of time before and after the terms of the acquisition were agreed to and announced. See Note 14 CepTor Corporation

NEW MINORITY INTERESTS

Minority interests represent the effective participation of other stockholders in the net equity and in the earnings and losses of CepTor and are reflected in the caption " Minority interests" in the financial statements. The net results of operations are adjusted to reflect only the minority ownership's share of the earnings or losses of CepTor.

[2] BASIS OF REPORTING

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary to make the interim financial statements not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-KSB for the year ended December 31, 2003. The results of operations for the three-month and six-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for a full year.

As a result of our net losses through December 31, 2003 and accumulated deficit since inception, our auditors, in their report on our financial statements for the year ended December 31, 2003, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of September 30, 2004. Our research and development activities and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

We received $1,450,000 and $3,000,000 in the first nine months of 2004 from two investor financing groups which became notes payable, the terms of which are detailed in Note 6, Convertible Notes and Note 8, Notes Payable, and $640,000 from a private offering of our common stock at 7 cents per share which resulted in the issuance of 9,142,857 shares of our common stock. Our subsidiary, CepTor, received $1,100,000 of bridge financing during April and May 2004, the terms of which are detailed in Note 8, Notes Payable.

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

[5] NOTE PAYABLE BANK

Note payable bank at December 31, 2003 totaled $55,000. This loan had been collateralized by all tangible assets including accounts receivable. The $55,000 loan represented borrowings against a $55,000 line-of-credit at interest rate of 6.00% as of December 31, 2003 from the Bank of New York. This note was paid in full during the first quarter of 2004.

[6] CONVERTIBLE NOTES

Convertible notes consists of the following:          September 30,
                                                       ----------
                                                           2004
                                                       ----------
Unsecured Convertible Notes (A)                        $        0
Less Unamortized Debt Dis                                       0
Unsecured Convertible Notes (B)                         3,000,000
Less Unamortized Debt Discount                          2,832,000
                                                       ----------
Total Convertible Notes                                $  168,000
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

During 2004 we had the following activity concerning the "Unsecured Convertible Notes":

--------------- ----------------- ------------------ -------------- ----------------- ---------
Balance         Additions         Converted          Converted      Shares Issued     Balance
12/31/03                          Principal          Interest                         06/30/04
--------------- ----------------- ------------------ -------------- ----------------- ---------
$ 317,000               -         $317,000           $45,000        144,933,393             -
--------------- ----------------- ------------------ -------------- ----------------- ---------

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

The $3,000,000 loan to us is to be funded with six payments of $500,000 each, with the first made on the date of the closing of the transaction and subsequent payments to be made each thirty days thereafter. Through September 30, 2004, the entire $3,000,000 of the loan amount has been funded and accrued interest of approximately $51,400 has been recorded. The loan is convertible into our common stock with a maximum discount of 60% of FMV. The intrinsic value of the beneficial conversion feature of $3,000,000 on the debt funded as of September 30, 2004 has been allocated to paid in capital. This resulting debt discount is being amortized on the straight-line basis over the life of the debt. As of September 30, 2004 we have incurred a charge to our statement of operations of $168,000.

In connection with the Memorandum of Understanding, we agreed to grant to Alembic a 15% ownership interest in Xechem Nigeria (with antidilution rights regarding its next two rounds of financing) upon completion of the formation of Xechem Nigeria. Xechem Nigeria has been formed to manufacture NICOSAN(TM)/HEMOXIN(TM) and to distribute the product in Nigeria and nearby countries. As of the date of this form 10Q, Xechem Nigeria has not yet completed construction of the equipment necessary for production. This royalty is in addition to the royalty payable by us to NIPRD (the National Institute for Pharmaceutical Research and Development) on our original license. The warrant will lapse if Alembic fails to fund the loan on any of the designated dates or fails to convert the loan to equity on or before its maturity date.

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

[7] CONVERTIBLE DEBENTURES

As of December 31, 2003, we had approximately $84,000 in outstanding debentures bearing interest at 8% and maturing in 2011. The debentures were convertible six months after issuance at $7.50 per share. The intrinsic value of the beneficial conversion feature of approximately $144,000 has been allocated to paid-in capital. In October 2003, after a series of modifications, the debentures are convertible into common stock using a conversion price of $ 0.0025. In April 2004 the entire $84,000 plus accrued interest of $16,000 were converted into 39,952,228 shares of our common stock thus retiring the debt in full.

[8] NOTES PAYABLE

Notes Payable consists of the following:                         September 30,
                                                                   ----------
                                                                       2004
                                                                   ----------
Secured Notes Payable (A)                                          $1,134,000
$6,000,000 Unsecured Loan (B)                                       2,800,000
                                                                   ----------
Unsecured Note (C)                                                    275,000
Alembic, Ltd. (D)                                                           0
                                                                   ----------
Bridge Financing less debt discount of (177,000) (E)                  923,000
                                                                   ----------
Total Notes Payable                                                 5,132,000
Less Current Portion less debt discount of (177,000)                  923,000
                                                                   ----------
Total Long Term Notes Payable                                      $4,209,000
                                                                   ==========

(A) The convertible debentures totaling $367,000 at December 31, 2002 was increased by an additional funding of $767,000 by certain investors during the twelve months ended December 31, 2003, at which time debentures were converted into term notes. The new term notes bearing simple interest at 8% per annum, due on the earliest to occur of the settlement, dismissal or final adjudication of the Bristol Myers Squibb lawsuit (the "BMS Lawsuit"), plus additional interest equal to forty percent (40%) of the net proceeds, if any recovered by us with respect to the BMS Lawsuit, subject to an adjustment factor of the net recovery to us (after deduction of legal fees and costs). We have granted the term loan holders a security interest in the BMS lawsuit. These notes will be due on the later of 18 months from the date of the Note Purchase Agreement or final disposition of the BMS lawsuit (provided that the additional interest, if any, as referenced above, will be due on disposition of the lawsuit). As of September 30, 2004 we accrued interest of approximately $93,500 associated with this loan. The BMS lawsuit alleges damages due to alleged anticompetitive actions by Bristol Myers Squibb in connection with its activities related to paclitaxel. The lawsuit is currently in the discovery stage. See Legal Proceedings below.

(B) We have entered into a letter agreement ("Note Purchase Agreement") dated November 11, 2003 with Marjorie Chassman and designees (the "Investor") to issue $6,000,000 of unsecured promissory notes (the "New Notes") over a 12 month period, to be funded: (i) $700,000 by November 25, 2003; (ii) $650,000 by December 24, 2003; (iii) $500,000 per month for January and February, 2004; (iv) $450,000 for March, April and May, 2004; (v) $400,000 for September, July, August, September and October, 2004; and (vi) $300,000 for November, 2004. Proceeds from the loans for 2004 are due on the first business day of the month, subject to a 30-day grace period. The New Notes will bear interest at 8% per annum and mature 18 months from the date of the agreement. The funding of the New Notes was conditioned upon satisfaction and subject to all of other matters defined in the agreement and execution of definitive documents consistent with the letter agreement. As of September 30, 2004, we have received $2,800,000 from this loan and recorded $103,100 in accrued interest.

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

[9] NOTES PAYABLE TO RELATED PARTIES

During the nine months ended September 30, 2004, we repaid $75,000 of principal due Dr. Ramesh C. Pandey. In the second quarter we repaid two related party notes for $13,000 and $25,000 with accrued interest totaling $4,000. As of September 30, 2004 we have recorded accrued interest of approximately $218,000 associated with related party notes.

[10] COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The case Xechem International, Inc. v. University of Texas et al., 382 F.3d 1324 (Fed. Cir. 2004) was argued in January, 2004, with the Federal Circuit Court of Appeals (Judge Newman) affirming the trial court's dismissal of the case on Eleventh Amendment state sovereign immunity grounds, in that a state or state entity may not be sued in federal court to determine correct inventorship, and ownership, of an issued U.S. patent. The patents in the suit involve a new cremophor-free formulation of the two billion dollar anti-cancer and restenosis-inhibiting drug paclitaxel.

Xechem will petition the U.S. Supreme Court with a Writ of Certiorari to hear this case which commentary suggests was wrongly decided by the Federal Circuit. See, for example, I.P. Watchdog.com Newsletter, September 2004, Patently Obvious, September 2004 and Law and Entrepreneurship News, September 2004. One issue which Xechem will request the Supreme Court to clarify is Judge Newman's (of the Federal Circuit) position that precedent has not dealt with whether state courts are precluded from resolving issues of ownership of patent property when ownership is based on inventorship, as argued by Xechem, directly contradicting earlier Federal Circuit precedent mandating that such issues are exclusively within the jurisdiction of the U.S. district courts.

We filed an antitrust suit against Bristol-Myers Squibb Company in the U.S. District Court for the Northern District of Illinois seeking treble damages in connection with BMS' alleged engagement in a series of unlawful acts to delay competition in generic versions of paclitaxel (marketed by BMS under its registered trademark, TAXOL(R)). We had developed a generic version of paclitaxel which we were working on to make available to cancer patients in the United States when the alleged anticompetitive actions occurred. The lawsuit had been initially dismissed by the District Court on the grounds that the statute of limitations barred the action.

On September 23, 2004 the US Court of Appeals for the Seventh Circuit, however, reversed the District Court opinion and determined that the basis for dismissal was improper. It reinstated and remanded the case to the District Court. Although there has been no determination on the merits of the case, we intend to vigorously pursue our claims against BMS.

[11] NET LOSS PER SHARE

Net loss per share was calculated using the weighted average number of common shares outstanding. For the three and nine months ended September 30, 2004 and 2003, stock options and warrants have been excluded from the calculation of diluted loss per share, as they are antidilutive.

[12] STOCK-BASED COMPENSATION

We follow the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25. We have adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). Under APB 25, because the exercise price of our stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the we had accounted for our employee stock options under the fair value method of that Statement. No options were issued during the nine months ended September 30, 2004.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of our employee stock options.

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                                    THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                        SEPTEMBER 30,                           SEPTEMBER 30,
                                                  2004                2003                2004                2003
                                              ------------        ------------        ------------        ------------
Net loss, as reported                         $ (2,703,000)       $   (532,000)       $(13,968,000)       $ (1,740,000)

Stock-based employee compensation
expense under fair value method, net of
related tax effects                                      0              (5,000)                  0             (10,000)
                                              ------------        ------------        ------------        ------------
Pro forma net loss                            $ (2,703,000)       $   (537,000)       $(13,968,000)       $ (1,750,000)
                                              ============        ============        ============        ============

Loss per share:
         Basic and diluted, as reported       $      (0.01)       $      (0.07)       $      (0.07)       $      (0.39)
                                              ============        ============        ============        ============
         Basic and diluted, pro forma         $      (0.01)       $      (0.07)       $      (0.07)       $      (0.39)
                                              ============        ============        ============        ============


[13]     XECHEM PHARMACEUTICALS NIGERIA LTD.

RECENT EVENTS:

We have been using the Laboratory and Pilot Plant space at the National Institute for Pharmaceutical Research & Development (NIPRD) since signing the licensing agreement in July 2002 to carry out the pilot-plant level production of NICOSAN(R); however, due to certain logistical constraints of the facility and the need to work in a more independent structure and to carry out the necessary work for getting the approval from the National Agency for Food and Drug Administration and Control (NAFDAC) and therefore for the launch of NICOSAN(R), we have moved our principal Nigerian operations to a newly constructed facility provided by the Nigerian ministry of Science & Technology Complex (SHESTCO). The building was originally constructed for the scientists of SHESTCO and is made according to the international standards. We are presently working on a lease for the building, but have begun work on installation of equipment and readying the facility for production. Certain items such as sinks and laboratory hoods are not yet connected. We expect, but cannot assure that the facility will be ready for production by the first quarter of 2005. We have also requested the Ministry of Science and Technology to lease additional land adjacent to the newly acquired building to which Dr. Ayodele J. Coker, Director General & CEO-SHESTCO, has already agreed in principle, subject to documentation.

In equipping the facility:

      o     We have received a 6000 L Rotary Extractor from Emerald Industries,
            India.

      o We are also in the process of receiving one (1) Rising Film Evaporator (RFE) and Rotary Spray Dryer (RSD) from India and one (1) Agitated Thin Film Evaporator (ATFE) and Rotary Spray Dryer (RSD) from China. The equipment should arrive in Abuja, Nigeria prior to the end of the year.

      o Our chief architect, Mr. Olusanya, is constructing the necessary infrastructure to accommodate the equipment.

14] CEPTOR CORPORATION

ACQUISITION

On January 27, 2004, we acquired all of the outstanding capital stock of CepTor Corporation ("CepTor") pursuant to an Agreement and Plan of Merger ("Merger Agreement"). In conjunction with the Merger Agreement, we issued 6,000 shares of Class C Series 7 Preferred Stock to the former shareholders of CepTor, valued at $4,760,000. The new Class C Series 7 Preferred Stock has a $6,000,000 liquidation preference and is convertible into 30,000,000 shares of common stock at the option of the holders of the Class C Series 7 Preferred Stock, together with piggyback registration rights for the underlying common shares. We also agreed to provide a contingent award of $1,000,000 of our stock to certain former CepTor shareholders (payable in our stock valued at the lesser of $0.20 per share or market value) upon the achievement of a designated milestone for each product developed with the technology. In conjunction with CepTor's bridge financing, these contingent awards were waived by holders of in excess of 80% of the Class C Series 7 Preferred Stock (see Notes Payable).

CepTor's current focus is on neurodegenerative and neuromuscular diseases, which include therapeutics for muscular dystrophy, multiple sclerosis, ALS and epilepsy. CepTor's platform technology includes two proprietary products, MYODUR(TM) and NEURODUR(TM). In pre-clinical studies, CepTor has already demonstrated efficacy with MYODUR(TM) in muscular dystrophy and with NEURODUR(TM) in multiple sclerosis.

CepTor maintains executive offices in Hunt Valley, Maryland consisting of approximately 5,200 square feet. This lease expires at the end of 2006 and should provide sufficient space for CepTor's clinical, regulatory and other administrative functions during that time period. CepTor conducts its research operations in an academic setting under the direction of its original founders, Drs. Stracher and Kesner. CepTor plans to outsource the manufacture of its clinical studies and the clinical development management, for the near term.

In conjunction with this acquisition, we recorded approximately $5,034,000 of intangible assets, consisting of granted patents and pending patent applications, which have been expensed as in process research and development costs. The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in the acquisition:

         Current Assets                                  $   36,000
         In Process Research & Development                5,034,000
                                                         ----------

         Total assets acquired                           $5,070,000

         Current Liabilities                                 35,000
                                                         ----------
         Notes Payable                                      275,000
                                                         ----------
         Net assets acquired                             $4,760,000
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

CEPTOR BRIDGE AND OTHER LOANS

During April-May 2004, as contemplated by the Spin-off Agreement among Xechem, CepTor and CepTor's CEO, William Pursley (which contemplated a financing plan to establish a capital structure for CepTor suitable for attracting third-party investment, separation of CepTor's management from that of Xechem and the focusing by CepTor and Xechem on their respective core technologies), CepTor entered into certain interim financing agreements (the "Bridge Loans") in anticipation of independent financing and spin-off from Xechem. The terms of the Bridge Loans provided CepTor with $1,100,000 pursuant to Promissory Notes issued by CepTor which carry interest at eight (8%) and matured on October 22, 2004. In addition, CepTor agreed to issue 220,000 (subject to adjustment based on the pre-money valuation and share price) shares of CepTor Common Stock to the Bridge Loan holders and 18,000 shares to Viewtrade Financial and pay all reasonable due diligence and counsel fees up to a maximum of $25,000. In the event CepTor defaults on this obligation, the Bridge Loan holders have the option to convert their notes into shares of common stock of Xechem at the lower of $0.07 per share or 75% of the market price of the previous 20 market days prior to conversion, a portion of which will be issued by Xechem and the remainder from Mr. Pursley's personal Xechem holdings. As of September 30, 2004 the closing price of Xechem common stock (XKEM.OB) was $0.02 per share.

Prior to maturity of the Bridge Loans, CepTor discussed with Viewtrade
Financial and certain holders of the Bridge Loans the possibility of exchanging such Bridge Loans for new replacement notes of the successor public entity into which Ceptor would merge, which would be due and payable October 22, 2005, and be convertible into shares of the successor entity. CepTor management has advised Xechem that it believes that all or substantially all of the Bridge Loans will convert into new replacement notes. A similar proposal to exchange is intended to be made to holders of 10% Notes of CepTor due December 2004.

LICENSING AGREEMENT WITH JCR PHARMACEUTICALS CO., LTD.

On September 15, 2004 CepTor and JCR Pharmaceuticals Co., Ltd. ("JCR") entered into an exclusive license agreement to manufacture and sell Myodur for muscular dystrophy in certain Pacific Rim countries consisting of Japan, South Korea, China, Taiwan, and Singapore. Under the terms of the JCR license, CepTor will receive royalties in the amount of 25% of net sales (as defined), provided that the sum of cost of goods sold plus royalty payments does not exceed 35% of net sales in total. In addition, JCR is obligated to make a $500,000 payment upon filing by CepTor at an IND in the United States for Myodur in muscular dystrophy.

As an initial license payment, JCR purchased 256,000 shares of Common Stock of CepTor which will be exchanged for 554,413 newly-issued shares of Common Stock of the Company in the Merger for a one-time up-front license fee of $1,000,000. JCR has agreed to purchase an additional $1,000,000 of Common Stock of the Company at the market price existing at the time of filing an IND for Myodur.

PROPOSED STRUCTURE OF PRIVATE PLACEMENT

A publicly-traded company ("Shell") has been identified by CepTor and is in the process of raising capital, which upon the funding of a minimum of $2,500,000 of capital (subject to a maximum of $6,000,000 of capital) would acquire by merger all of the issued and outstanding capital stock and the business of CepTor.

As a result of the proposed merger, CepTor would become a wholly owned subsidiary of the Shell and CepTor's former stockholders would become the majority shareholders of the Shell. The Shell, whose shares would be initially quoted on the OTC Bulletin Board, will change its corporate name to CepTor Corporation and, use the proceeds of its capital raise to continue the business of CepTor as its only line of business. Xechem's Board of Directors has authorized an amendment to the Spin-Off Agreement whereby, if the CepTor merger is effected, Xechem would redeem shares of its CepTor Common Stock for ten percent of the gross proceeds of the placement of capital based upon the same valuation as is provided in the capital raise (i.e., between $250,000 and $600,000 of redemption proceeds to Xechem). It is anticipated that in the event the capital raise is consummated by CepTor, following the spin-off, Xechem would hold between approximately 32.7% in the event of sale of the minimum amount ($2,500,000) and 28.4% in the event of sale of the maximum amount ($6,000,000) of the offering.

 [15] EQUITY AND OPTION TRANSACTIONS

Common Stock

During the nine months covered by this report, we issued a total of 184,885,621 shares of our Common Stock to holders of convertible debt in connection with the conversion of such indebtedness. The amount of indebtedness, principal and accrued interest, converted as a result of such transactions was $462,000. We also issued 200,000 shares of our Common Stock to consultants for services rendered with a charge to operations of $24,000 and 200,000 shares to settle $25,000 of 2003 expenses. In March 2004, we issued 9,142,857 shares of our Common Stock in exchange for an investment of $640,000 in a private placement. We did not use the services of any finders or securities broker-dealers in connection with these transactions.

In April and May 2004, CepTor issued 238,000 shares of its common stock in conjunction with the bridge financing it entered. (See Notes Payable, E)

Class C Preferred Stock

In conjunction with the acquisition of CepTor, we issued 6,000 shares of Class C Series 7 Preferred Stock to the former shareholders of CepTor Corporation, valued at $4,760,000. (See CepTor Corporation)

Under the terms of his employment agreement, Dr. Pandey is entitled to receive additional voting stock to maintain 20% of the outstanding voting stock. Accordingly, we need to issue approximately 5,544 additional shares to bring his percentage of voting stock to 20% as of September 30, 2004.

Stock Based Compensation

During the nine months ended September 30, 2004, the following options to purchase shares of our Common Stock were approved by our Board of Directors, but are subject to the approval of our 2004 Plan by our stockholders. The options are not considered granted until the plan is approved; accordingly the related expense has not been recorded in the statement of operations.


----------------------- ------------------ ------------------ ---------------
NAME                    NO. OF OPTIONS           PRICE               TERM
----------------------- ------------------ ------------------ ---------------
Leonard Mudry                   5,000,000           $ 0.0025       10 Years
----------------------- ------------------ ------------------ ---------------
Stephen Burg                    5,000,000           $ 0.0025       10 Years
----------------------- ------------------ ------------------ ---------------
Soji Adelaja*                   5,000,000           $ 0.0025       10 Years
----------------------- ------------------ ------------------ ---------------
WILLIAM PURSLEY                43,000,000           $ 0.0025        5 Years
----------------------- ------------------ ------------------ ---------------

*Vesting according to the following schedule (based upon continued service as a director of the Company): 250,000 shares presently and on each of September 30, September 30 and December 31 of 2004, and an additional 1,000,000 shares on each of December 31, 2005, 2006, 2007 and 2008. In the event of a "change of control" (i.e. any single party acquires 50% or greater beneficial ownership of the Company), provided Mr. Adelaja is serving as a director of the Company immediately prior to the event causing a change in control, then all unvested options shall immediately vest. All other terms of the options shall contain terms and conditions substantially similar to those in favor of Messrs. Mudry and Burg, and the Company by any of its officers is directed to take the steps necessary to cause the preparation of an agreement to codify the option grant.

[16] SUBSEQUENT EVENTS

RESIGNATION OF LEONARD A. MUDRY AS A DIRECTOR OF THE XECHEM INTERNATIONAL INC.:

Effective October 8, 2004, Leonard A. Mudry resigned as a director of the Xechem International Inc. (the "Company") for personal reasons and not the result of any disagreements with the Company over any matters relating to the Company's operations, policies, or practices.

 NEW EMPLOYEE CONTRACT:

We have entered into an employee contract with Betsy B. Singh, PH. D. for the position of Vice President of Clinical Research. The term of employment under this Agreement shall be for the period from November 1, 2004 until December 31, 2007 (such term of employment, as it may be extended or terminated, is herein referred to as the "Employment Term"). Each full or fractional calendar year during the Term shall constitute a "Year." During Dr. Singh's employment, we shall pay her a base salary of $120,000 per annum, subject to increase at our sole discretion, and provided that commencing with the Year starting January 1, 2006, her salary shall be increased each year by an amount equal to the percentage increase in the U.S. Bureau of Labor Statistics consumer price index (for the SMSA containing New Brunswick, New Jersey) over that for the preceding Year.

Dr. Singh has been granted an option to purchase shares of Common Stock $0.00001 par value of the Company ("Shares"), subject to the terms and conditions of the Plan and this Option Agreement, as follows:

         ------------------------------------ ----------------------------------
         Date of Grant:                       November 1, 2004
         ------------------------------------ ----------------------------------
         Vesting Commencement Date:           May 1, 2005
         ------------------------------------ ----------------------------------
         Exercise Price per Share:            $0.03
         ------------------------------------ ----------------------------------
         Total Number of Shares Granted:      2,500,000
         ------------------------------------ ------ ---------------------------
         Type of Option:                        X    Incentive Stock Option(1)
         ------------------------------------ ------ ---------------------------
                                                     Non-Statutory Stock Option
         ------------------------------------ ------ ---------------------------
         Term/Expiration Date:                November, 2014
         -------- --------------------------------------------------------------
         (1) To the extent of maximum dollar amount permitted limit.
         -------- --------------------------------------------------------------

         VESTING SCHEDULE.
         This Option vest as follows:

         ---------------- ------------------------------------------------------
             500,000      Shares on May 1st, 2005
         ---------------- ------------------------------------------------------
             500,000      Shares on December 31st, 2005
         ---------------- ------------------------------------------------------
             500,000      Shares on December 31st, 2006
         ---------------- ------------------------------------------------------
             500,000      Shares on December 31st, 2007
         ---------------- ------------------------------------------------------
             500,000      Shares on December 31st, 2008
         ---------------- ------------------------------------------------------

Dr. Betsy B. Singh has over twenty years experience as a researcher and teacher in both medical and academic departments. Prior to joining Xechem Dr. Singh was a Professor and Dean of Research at the Southern California University of Health Sciences (SCU), Whittier, California. At the SCU, Dr. Singh was responsible for the administration of the research division and for providing campus wide leadership in the area of research. She also served as the Principal Investigator (PI), co-investigator and methodologist on a variety of grants funded by government and private sources.


Prior to her position with SCU, Dr. Singh was the Director of Research for the Complementary Medicine Program and the Director of the research services facility for the Department of Epidemiology and Preventive Medicine at the University of Maryland School of Medicine, Baltimore, Maryland. At these positions, she served as a co-investigator on many studies that represent a wide variety of protocol diversity and participated in the delivery of the mind-body intervention program for those with chronic pain. The Program was successful in securing over $5 million dollars of funding from NIH, private foundations, and intramural funding sources for this program.

She was the editor for Alternative Therapies in Health and Medicine (1998 -
2003) and currently is a member of the advisory board (2003 - present). She has served on five advisory boards and chaired the Research oversite committee for government-funded projects. She also served on the scientific review committee for the Consortial Center for Chiropractic Research (CCCR) funded by the NCCAM/NIH. She is a member of the Homeopathic Pharmeacopia of the U.S. (HPCUS), an oversight committee for Homeopathy. She is affiliated with the Center for Complementary Health Care and a member of the Geriatrics Program, University of California, Irvine. She has served as an advisor for the Evidence-Based practice Center for Complementary and Alternative Medicine to RAND Corporation.

In the last six years Dr. Singh has been the P.I. for over 40 extramurally funded trials, has published 45 articles, authored five book chapters on both research methods and diseases such as fibromyalgia and chronic fatigue syndrome, made over 40 presentations, and is a member of the American Public Health Association, National Ayurvedic Medical Association, Society for Acupuncture Research, American Spinal Research Foundation and several other professional associations.


Dr. Singh has received a number of awards including the Research Excellence Award (September 2002), the Blood of the Turnip Award (September 2002) and the Research Excellence Award (September 2003) from the SCU.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.(1)

General

We are the holder of all of the capital stock of Xechem, Inc., a development stage biopharmaceutical company engaged in the research, development, and production of niche generic and proprietary drugs from natural sources. Xechem, Inc. was formed in March 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.) a publicly traded company. Xechem Laboratories (formed in 1993), XetaPharm, Inc. (formed in
1996), Xechem (India) Pvt. Ltd. (acquired in 1996), CepTor Corporation (acquired in 2004) and Xechem Pharmaceuticals Nigeria Ltd.(formed in 2004)are our subsidiaries. Xechem Pharmaceutical China Ltd., (formed in 2000) is an inactive affiliate.


Results of Operations

The Nine Months Ended September 30, 2004 vs. The Nine Months Ended September 30, 2003

The following table sets forth certain statement of operations data for each of the nine months ended September 30, 2004 and September 30, 2003.


                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         2004           2003
                                                           (in thousands)

         Revenue                                      $    121        $    280

         Research and Development Expense             $  6,916        $    481

         General and Administrative Expenses          $  6,785        $  1,245

         Writedown of Inventory And Intangibles       $     --        $     --

         Loss from Operations                         $(13,580)       $ (1,446)

         Other Income (Expense)                       $   (388)       $   (294)

         Net Loss before Income Taxes                 $(13,968)       $ (1,740)


(1)Some of the statements included in Item 2, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicates that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result, which we expected also, may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to publicly release the result of any revisions to the forward-looking statements that may be made to reflect any future events or circumstances.

Revenue

We had revenues of $121,000 for the nine months ended September 30, 2004 a decrease of $159,000 or 57% as compared to the nine months ended September 30, 2003. This represents approximately $110,000 in consulting fees, $3,000 in lab testing fees and $7,000 in product sales by our subsidiary XetaPharm Inc.

Research and Development

Our research and development expenditures were made in conjunction with the development of compounds to make niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection. Research and development expenditures increased by $6,435,000 to $6,916,000, primarily from nearly $5,000,000 in non-cash expenses arising from the acquisition of CepTor. We were required to expense the value assigned to the patents and in process research, which were acquired and valued in excess of $5.07 million dollars. In addition, the increased costs associated with our Nigerian Sickle Cell Disease Drug NICOSAN(TM) of approximately $1,000,000 for the nine months ended September 30, 2004 as compared to approximately $65,000 for the nine months ended September 30, 2003. We also experienced an increase in consulting fees of approximately $400,000 for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Expenditures for research and development increased during the first nine months of 2004. The expenses related to CepTor are a one-time charge. We anticipate other expenses to continue to increase due to our plan to bring NICOSAN (TM) to the Nigerian market in the first quarter of 2005. New hires and increased activity should continue to increase for the remainder of the year. We believe that increased research and development expenditures could significantly hasten the development of our Sickle Cell Disease Drug as well as its marketability.


General and Administrative

General and administrative expenses increased $5,504,000 for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase was due to: CepTor's G&A costs of approximately $3,400,000 for the nine months ended September 30, 2004, which had a one time non-cash expense of over $2,000,000 to compensation for options issued to William Pursley; consulting fees increased by approximately $1,138,000 mainly from stock warrants being issued to our Investor Relations consultants; salaries increased by approximately $432,000 due to increases in compensation for our corporate officers and the hiring of new personnel; Officers Life Insurance, and Directors and Officers Liability Insurance increased approximately $100,000, these are new policies; and advertising expenses increased by approximately $140,000 due to special promotions to promote our business and increase public awareness.

Interest expense increased approximately $1,326,000 for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase was the result of additional debt incurred in 2004. Cash expenditures for interest was approximately $55,000 for the nine months ended September 30, 2004 as compared to $37,000 for the nine months ended September 30, 2003.

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

Liquidity and Capital Resources; Plan of Operations

On September 30, 2004, we had cash and cash equivalents of $1,297,000, negative working capital of $1,571,000 and negative stockholder's equity of $7,284,000.

As a result of our net losses through December 31, 2003 and accumulated deficit since inception, our accountants, in their report on our financial statements for the year ended December 31, 2003, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of September 30, 2004 as we have less then nine months cash on hand at our current expenditure rate. Our research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

We received $1,450,000 in the first six months of 2004 from investor financing which became a note payable, the terms of which are detailed in subsection (A) below, $3,000,000 has been received from Alembic Limited as payment in full of a $3,000,000 loan detailed in subsection (B) below, $1,100,000 of bridge financing to our subsidiary CepTor, detailed in CepTor below and $640,000 from a private offering of our common stock at 7 cents per share which resulted in the issuance of 9,142,857 shares of our common stock

(A) We have entered into a letter agreement ("Note Purchase Agreement") dated November 11, 2003 with Marjorie Chassman and designees (the "Investor") to issue $6,000,000 of unsecured promissory notes (the "New Notes") over a 12 month period, to be funded as follows: (i) $700,000 by November 25, 2003; (ii) $650,000 by December 24, 2003; (iii) $500,000 per month for January and February, 2004; (iv) $450,000 for March, April and May, 2004; (v) $400,000 for September, July, August, September and October, 2004; and (vi) $300,000 for November, 2004. Proceeds from the loans for 2004 are due on the first business day of the month, subject to a 30-day grace period. The New Notes will bear interest at 8% per annum and mature 18 months from the date of the agreement. The funding of the New Notes was conditioned upon satisfaction and subject to all of other matters discussed below and execution of definitive documents consistent with the Note Purchase Agreement.

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

As of September 30, 2004 we have received $2,800,000 pursuant to the Note Purchase Agreement and recorded $159,000 in accrued interest.

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

Through September 30, 2004, $3,000,000 of the loan amount has been funded and accrued interest of approximately $51,000 has been recorded.

In connection with the agreement with Alembic, we agreed to grant to Alembic a 15% ownership interest in Xechem Nigeria (with antidilution rights regarding its next two rounds of financing). Xechem Nigeria has been formed manufacture NICOSAN(TM)/HEMOXIN(TM) and to distribute the product in Nigeria and nearby countries. This royalty is in addition to the royalty payable by us to NIPRD (the National Institute for Pharmaceutical Research and Development) on our original license. The loan agreement provides the warrant will lapse if Alembic fails to fund the loan on any of the designated dates or fails to convert the loan to equity on or before its maturity date.

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

We have expended and plan to continue to expend substantial funds in connection with the research and development of its products. Because of these expenditures, and even with revenues anticipated from of sales of nutraceutical, lab fees, and consulting revenues, we anticipate that losses will continue for the foreseeable future. As of September 30, 2004, we have less than six months of cash on hand at our current expenditure rate.

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

RECENT EVENTS:

XECHEM PHARMACEUTICALS NIGERIA LTD.

We have been using the Laboratory and Pilot Plant space at the National Institute for Pharmaceutical Research & Development (NIPRD) since signing the licensing agreement in July 2002 to carry out the pilot-plant level production of NICOSAN(R); however, due to certain logistical constraints of the facility and the need to work in a more independent structure and to carry out the necessary work for getting the approval from the National Agency for Food and Drug Administration and Control (NAFDAC) and therefore for the launch of NICOSAN(R), we have moved our principal Nigerian operations to a newly constructed facility provided by the Nigerian ministry of Science & Technology Complex (SHESTCO). The building was originally constructed for the scientists of SHESTCO and is made according to the international standards. We are presently working on a lease for the building, but have begun work on installation of equipment and readying the facility for production. Certain items such as sinks and laboratory hoods are not yet connected. We expect, but cannot assure that the facility will be ready for production by the first quarter of 2005. We have also requested the Ministry of Science and Technology to lease additional land adjacent to the newly acquired building to which Dr. Ayodele J. Coker, Director General & CEO-SHESTCO, has already agreed in principle, subject to documentation.

In equipping the facility:

      o     We have received a 6000 L Rotary Extractor from Emerald Industries,
            India.

      o We are also in the process of receiving one (1) Rising Film Evaporator (RFE) and Rotary Spray Dryer (RSD) from India and one (1) Agitated Thin Film Evaporator (ATFE) and Rotary Spray Dryer (RSD) from China. The equipment should arrive in Abuja, Nigeria prior to the end of the year.

      o Our chief architect, Mr. Olusanya, is constructing the necessary infrastructure to accommodate the equipment.

It should be noted that his Excellency, Nigerian President Olusegun Obasanjo acknowledged us and NICOSAN(R) in his budgetary speech to the nation. He said, "One wonderful investment that Nigerians should be proud of is by Xechem International to manufacture a new sickle cell drug NICOSAN(R) discovered by Nigerian scientists here at home and successfully promoted by a Nigerian scientist in the Diaspora with the help of the Minister of Science and Technology." During the first nine months of 2004 we have invested nearly $1,000,000 in start-up costs for our Nigerian operation.

CEPTOR CORPORATION

ACQUISITION

On January 27, 2004, we acquired all of the outstanding capital stock of CepTor Corporation ("CepTor") pursuant to an Agreement and Plan of Merger ("Merger Agreement"). In conjunction with the Merger Agreement, we issued 6,000 shares of Class C Series 7 Preferred Stock to the former shareholders of CepTor, valued at $4,760,000. The new Class C Series 7 Preferred Stock has a $6,000,000 liquidation preference and is convertible into 30,000,000 shares of common stock at the option of the holders of the Class C Series 7 Preferred Stock, together with piggyback registration rights for the underlying common shares. We also agreed to provide a contingent award of $1,000,000 of our stock to certain former CepTor shareholders (payable in our stock valued at the lesser of $0.20 per share or market value) upon the achievement of a designated milestone for each product developed with the technology. In conjunction with CepTor's bridge financing, these contingent awards were waived by holders of in excess of 80% of the Class C Series 7 Preferred Stock (see Notes Payable).

CepTor's current focus is on neurodegenerative and neuromuscular diseases, which include therapeutics for muscular dystrophy, multiple sclerosis, ALS and epilepsy. CepTor's platform technology includes two proprietary products, MYODUR(TM) and NEURODUR(TM). In pre-clinical studies, CepTor has already demonstrated efficacy with MYODUR(TM) in muscular dystrophy and with NEURODUR(TM) in multiple sclerosis.

CepTor maintains executive offices in Hunt Valley, Maryland consisting of approximately 5,200 square feet. This lease expires at the end of 2006 and should provide sufficient space for CepTor's clinical, regulatory and other administrative functions during that time period. CepTor conducts its research operations in an academic setting under the direction of its original founders, Drs. Stracher and Kesner. CepTor plans to outsource the manufacture of its clinical studies and the clinical development management, for the near term.

In conjunction with this acquisition, we recorded approximately $5,034,000 of intangible assets, consisting of granted patents and pending patent applications, which have been expensed as in process research and development costs. The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in the acquisition:

         Current Assets                          $   36,000
         In Process Research & Development        5,034,000
                                                 ----------

         Total assets acquired                   $5,070,000

         Current Liabilities                         35,000
                                                 ----------
         Notes Payable                              275,000
                                                 ----------
         Net assets acquired                     $4,760,000
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

RECENT EVENTS

EVIDENCE DEMONSTRATING THE TARGETED DELIVERY OF MYODUR TO MUSCLE IN MDX MICE

In September 2004, proof-of-concept studies were completed in the validated MDX murine model (standard Duchenne's muscular dystrophy animal model). The study demonstrated that Myodur showed statistically significant results (p<0.01) that preserved muscle mass when compared to placebo. It also demonstrated that the active portion of leupeptin when delivered with carnitine (the Myodur "combination") at one-sixth the dose was equivalent in effectiveness to six times the amount of leupeptin delivered alone, substantiating the specific delivery to muscle. This study is now in draft manuscript form and will be submitted for publication by the end of November 2004.

PROVISIONAL PATENT APPLICATION FILED FOR ORAL NEURODUR DRUG

In September 2004, CepTor filed a provisional patent application for a new composition of matter for Neurodur in its pro-drug form. The same filing includes uses in multiple sclerosis as well as several of the neurodegenerative diseases.

LICENSING AGREEMENT WITH JCR PHARMACEUTICALS CO., LTD.

On September 15, 2004 CepTor and JCR Pharmaceuticals Co., Ltd. ("JCR") entered into an exclusive license agreement to manufacture and sell Myodur for muscular dystrophy in certain Pacific Rim countries consisting of Japan, South Korea, China, Taiwan, and Singapore. Under the terms of the JCR license, CepTor will receive royalties in the amount of 25% of net sales (as defined), provided that the sum of cost of goods sold plus royalty payments does not exceed 35% of net sales in total. In addition, JCR is obligated to make a $500,000 payment upon filing by CepTor of and IND (investigational new drug application) in the United States for Myodur in muscular dystrophy.

As an initial license payment, JCR purchased 256,000 shares of Common Stock of CepTor, which will be exchanged for 554,413 newly issued shares of Common Stock of the successor public shell in the proposed merger of CepTor into a publicly traded corporation (at which time of such merger is effected, CepTor would become a minority owned subsidiary of ours) for a one-time up-front license fee of $1,000,000. JCR has agreed to purchase an additional $1,000,000 of Common Stock of CepTor at the market price existing at the time of filing an IND for Myodur.

INDEPENDENT TESTING OF NEURODUR SUPPORTS EARLIER RESULTS

During July 2004, in a rigorous pre-clinical study, results of earlier EAE (standard MS animal model) mouse models, which tested Neurodur in multiple sclerosis, were confirmed. The results of the testing performed by Faroozan Mokhtarian, MPH, PhD demonstrated a statistically significant reduction in disease activity in treated versus untreated animals.

PROVISIONAL PATENT APPLICATION FILED FOR ORAL MYODUR DRUG

In June 2004 CepTor filed a provisional US patent application for an oral version of its Myodur drug and revised its plans to seek approval of the pro-drug by filing of an IND for Myodur for muscular dystrophy in mid-year, 2005.

NIH GRANT FOR C-301 IN EPILEPSY

In June 2004, based on the results of an earlier study conducted at Helen Hayes Hospital in New York where CepTor demonstrated a four-fold decrease in convulsive activity with C-301 compared to valproic acid alone, the current leading therapy for epilepsy, CepTor received an NIH grant. The grant provides, at no cost to CepTor, validation pre-clinical tests of C-301 at the University of Utah, the NIH's reference laboratory for anti-convulsive compounds. These studies are ongoing.

NIH GRANT FOR HEARING LOSS

In May 2004 CepTor received a grant in the amount of $145,226 to support a project to study hearing loss using calpain inhibitors. The principal investigations are being conducted in conjunction with the State University of New York at Buffalo and the University of Rochester Medical Center and are expected to commence during the fourth quarter of 2004.

CEPTOR BRIDGE AND OTHER LOANS

During April-May 2004, as contemplated by the Spin-off Agreement among Xechem, CepTor and CepTor's CEO, William Pursley (which contemplated a financing plan to establish a capital structure for CepTor suitable for attracting third-party investment, separation of CepTor's management from that of Xechem and the focusing by CepTor and Xechem on their respective core technologies), CepTor entered into certain interim financing agreements (the "Bridge Loans") in anticipation of independent financing and spin-off from Xechem. The terms of the Bridge Loans provided CepTor with $1,100,000 pursuant to Promissory Notes issued by CepTor which carry interest at eight (8%) and matured on October 22, 2004. In addition, CepTor agreed to issue 220,000 (subject to adjustment based on the pre-money valuation and share price) shares of CepTor Common Stock to the Bridge Loan holders and 18,000 shares to Viewtrade Financial and pay all reasonable due diligence and counsel fees up to a maximum of $25,000. In the event CepTor defaults on this obligation, the Bridge Loan holders have the option to convert their notes into shares of common stock of Xechem at the lower of $0.07 per share or 75% of the market price of the previous 20 market days prior to conversion, a portion of which will be issued by Xechem and the remainder from Mr. Pursley's personal Xechem holdings. As of September 30, 2004 the closing price of Xechem common stock (XKEM.OB) was $0.02 per share.

Prior to maturity of the Bridge Loans, CepTor discussed with Viewtrade Financial and certain holders of the Bridge Loans the possibility of exchanging such Bridge Loans for new replacement notes of the successor public entity into which Ceptor would merge, which would be due and payable October 22, 2005, and be convertible into shares of the successor entity. CepTor management has advised Xechem that it believes that all or substantially all of the Bridge Loans will convert into new replacement notes. A similar proposal to exchange is intended to be made to holders of 10% Notes of CepTor due December 2004.


PROPOSED STRUCTURE OF PRIVATE PLACEMENT

A publicly-traded company ("Shell") has been identified by CepTor and is in the process of raising capital, which upon the funding of a minimum of $2,500,000 of capital (subject to a maximum of $6,000,000 of capital) would acquire by merger all of the issued and outstanding capital stock and the business of CepTor.

As a result of the proposed merger, CepTor would become a wholly owned subsidiary of the Shell and CepTor's former stockholders would become the majority shareholders of the Shell. The Shell, whose shares would be initially quoted on the OTC Bulletin Board, will change its corporate name to CepTor Corporation and, use the proceeds of its capital raise to continue the business of CepTor as its only line of business. Xechem's Board of Directors has authorized an amendment to the Spin-Off Agreement whereby, if the CepTor merger is effected, Xechem would redeem shares of its CepTor Common Stock for ten percent of the gross proceeds of the placement of capital based upon the same valuation as is provided in the capital raise (i.e., between $250,000 and $600,000 of redemption proceeds to Xechem). It is anticipated that in the event the capital raise is consummated by CepTor, following the spin-off, Xechem would hold between approximately 32.7% in the event of sale of the minimum amount ($2,500,000) and 28.4% in the event of sale of the maximum amount ($6,000,000) of the offering..


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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We filed an antitrust suit against Bristol-Myers Squibb Company in the U.S. District Court for the Northern District of Illinois seeking treble damages in connection with BMS' alleged engagement in a series of unlawful acts to delay competition in generic versions of paclitaxel (marketed by BMS under its registered trademark, TAXOL(R)). We had developed a generic version of paclitaxel which we were working to make available to cancer patients in the United States when the alleged anticompetitive actions occurred. The lawsuit had been initially dismissed by the District Court on the grounds that the statute of limitations barred the action.

On September 23, 2004 the US Court of Appeals for the Seventh Circuit, however, reversed the District Court opinion and determined that the basis for dismissal was improper. It reinstated and remanded the case to the District Court. Although there has been no determination on the merits of the case, we intend to vigorously pursue our claims against BMS.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        None

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

3                 Certificate of Incorporation.

31.1              Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2              Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                Certification  Pursuant  to 18 U.S.C.  Section  1350,  as Adopted  Pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

ITEM 4.01 CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANTS

      Pursuant to a letter dated September 13, 2004, Xechem International Inc. (the "Company") received notice from WithumSmith + Brown, P.C. ("WSB"), its independent public accountants, that WSB has resigned as the Company's independent public accountants and that the client-auditor relationship between the Company and WSB has ceased.

      WSB's report on the Company's consolidated financial statements for the year ended December 31, 2003, the only year for which WSB provided auditing services, included an explanatory paragraph indicating that the Company has experienced operating losses and net working capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. WSB's report on the Company's consolidated financial statements for the year ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.


ITEM 5.02 DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS;APPOINTMENT OF PRINCIPAL OFFICERS

      Effective October 8, 2004, Leonard A. Mudry resigned as a director of the Xechem International Inc. (the "Company") for personal reasons and not the result of any disagreements with the Company over any matters relating to the Company's operations, policies, or practices.

ITEM 4.01 CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT

      On October 15, 2004, Xechem International, Inc. (the "Company"), engaged Moore Stephens, P.C., certified public accountants (the "Accountant") to serve as its independent auditor. The Accountant replaces WithumSmith + Brown, P.C. ("WSB") as the Company's independent certified public accountants.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                             XECHEM INTERNATIONAL, INC.

Date: November 19, 2004

                             /s/ Ramesh C. Pandey
                             -----------------------------------
                             Ramesh C. Pandey, Ph.D.
                             Chief Executive Officer and Chief Financial Officer