Form 10KSB/A
period 2003-12-31
XECHEM INTERNATIONAL INC
filed 2005-03-09
CIK 919611

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A


[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2003

[ ]     13 OR 15(D) OF THE TRANSITION REPORT UNDER SECTION SECURITIES EXCHANGE
                                   ACT OF 1934

        For the transition period from ______________ to _______________

                         Commission File Number 0-23788

                           XECHEM INTERNATIONAL, INC.

                 (Name of small business issuer in its charter)

          Delaware                                       22-3284803
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

New Brunswick Technology Center
100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey      08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Issuer's telephone number:                                       (732) 247-3300
--------------------------                                       --------------

Securities registered under Section 12(b) of the Exchange Act:


         Title of each class          Name of each exchange on which registered

---------------------------------    ------------------------------------------

---------------------------------    ------------------------------------------
Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.00001 par value
-------------------------------------------------------------------------------
                                (Title of Class)


-------------------------------------------------------------------------------
                                (Title of Class)

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

                                TABLE OF CONTENTS

                                                                            PAGE

Part I........................................................................1

   Item 1.  Description of Business...........................................1
   Item 2.  Description of Property..........................................29
   Item 3.  Legal Proceedings................................................29
   Item 4.  Submission of Matters to a Vote of Stockholders..................30

Part II......................................................................31

   Item 5.  Market for Common Equity and Related Stockholder Matters.........33
   Item 6.  Management's Discussion and Analysis.............................35
   Item 7.  Financial Statements.............................................41
   Item 8.  Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure...........................42
   Item 8.A.Controls and Procedures..........................................43

Part III.....................................................................44

   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act................44
   Item 10. Executive Compensation...........................................45
   Item 11. Security Ownership Of Certain Beneficial Owners And Management...48
   Item 12. Certain Relationships and Related Transactions...................50
   Item 13. Exhibits and Reports on Form 8-K.................................52
            Principal Accountant Fees and Services...........................54

                                     PART I
ITEM 1.   DESCRIPTION OF BUSINESS(1)



GENERAL

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

      Folklore Healers Collaborations. Our drug discovery process begins with fieldwork in collaboration with folklore healers who have been utilizing plant remedies used for generations by native people. Our scientists, as well as other scientists and non-scientists working with us, have participated directly in such fieldwork in India, Nigeria and People's Republic of China, working with local folklore healers to identify and obtain samples of plants used by such healers, and to understand the folklore applications and means of using such plants. The Company has established relationships with the National Institute for Pharmaceutical Research and Development (NIPRD),

------------------------------

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

PACLITAXEL

      We are also engaged in applying our proprietary extraction, isolation and purification technology to the production and manufacture of paclitaxel (commonly referred to in the scientific literature as "TAXOL(R)," a registered trademark of Bristol-Myers Squibb Company ("Bristol-Myers")). Paclitaxel is an anticancer compound used for the treatment of ovarian, breast, small cell lung cancers and AIDS related Kaposi sarcomas. We have successfully isolated greater than 97% pure paclitaxel and have received seven (7) U.S. and seven (7) international patents on this technology and its second generation analogs from the U.S. Patent and Trademark Office and thirty-four international patents are pending. We have also prepared, through contract, dosage forms of paclitaxel and have performed limited stability testing for submission of an Abbreviated New Drug Application ("ANDA") to the Food and Drug Administration ("FDA"). We have submitted to the FDA a Drug Master File ("DMF") for the facility and the bulk paclitaxel product, the Active Pharmaceutical Ingredient (API).

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

Sale of Net Operating Loses (NOLs)

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

                                  UNITED STATES PATENTS

----------------------------------------------------------------------------------------
          U.S. PATENT                     TITLE OF PATENT                     DATE OF
            NUMBER                                                             ISSUE
----------------------------------------------------------------------------------------
1.      5,159,002        "Method for Purifying Dermostatin A and B"            1992
----------------------------------------------------------------------------------------
2.      5,210,226        "Method for Separating Purifying Polyene              1993
                         Macrolide Antibiotics"
----------------------------------------------------------------------------------------
3.      5,654,448        "Isolation and Purification of Paclitaxel from        1997
                         Organic Matter containing Paclitaxel,
                         Cephalomannine and Other Related Taxanes"
----------------------------------------------------------------------------------------
4.      5,840,748        "Dihalocephalomannine and Methods of Use              1998
                         Therefor"
----------------------------------------------------------------------------------------
5.      5,854,278        "Preparation of Chlorinated Paclitaxel Analogues      1998
                         and Their Use Thereof as Antitumor Agents"
----------------------------------------------------------------------------------------
6.      5,807,888        "Preparation of Brominated Paclitaxel Analogues       1998
                         and Their Use as Effective Antitumor Agents"
----------------------------------------------------------------------------------------
7.      5,840,930        "Method for Production of                             1998
                          2",3" Dihalocephalomannine"
----------------------------------------------------------------------------------------
8.      5,817,510        "Device and Method for Evaluating Microorganisms"     1998
----------------------------------------------------------------------------------------
9.      Des. 411,308     "Covered, Multi-Well Assay Plate"                     1999
----------------------------------------------------------------------------------------
10.     6,177,456        "Monohalocephalomannines having Anticancer and        2001
                         Antileukemic Activity and Method Preparation
                         Therefor"
----------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                              INTERNATIONAL PATENTS

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

6. Pandey, R.C., L.K. Yankov, R. Nair and A. Poulev, "Paclitaxel Analogs, Preparation and Use as Antitumor Agents", Mexican Patent, September 4, 2001.

7. Pandey, R.C., L.K. Yankov, R. Nair and A. Poulev, "Paclitaxel Analogs, Preparation and Use as Antitumor Agents", Mexican Patent, September 4, 2001.

8. Pandey, R.C., L.K. Yankov, R. Nair and A. Poulev, "Paclitaxel Analogs, Preparation and Use as Antitumor Agents" New Zealand Letter Patent # 326527, September 25, 2001.

9. Pandey, R.C., L.K. Yankov, "Procedimiento Para Aislar Y Purificar El Paclitaxel Del Material Organico Y Un Metodo Para Separar El Paclitaxel Desdeuna Mezcla Que Contiene Paclitaxel Y Cefalomanina. El Paclitaxel Es Una Droga Antineoplasica Para Quimioterapia", Republic de Chile Letters Patent No. 41.558, August 20, 2002.

10. Pandey, R.C., L.K. Yankov, "Isolation and Purification of Paclitaxel and Cephalomannine" Canadian Patent #2,210,972, October 21, 2003.

11. Pandey, R.C., L.K. Yankov, "Isolation and Purification of Paclitaxel and Cephalomannine" Chinese Patent #ZL96193149.3, April 2, 2003.

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

--------------------------------------------------------------------------------
                       TABLE SHOWING ADVANTAGES OF AN ORPHAN DISEASE PLATFORM
--------------------------------------------------------------------------------
Mark exclusivity       Government  allows seven years of market  exclusivity  in
                       the   U.S.   and  10  years   in  the  EU,   creating   a
                       competition-free environment.

Technology             Since larger pharmaceutical companies are less interested
acquisition            in the orphan market,  technologies can be acquired under
                       reasonable terms. Also, many universities are searching for companies to move their technology forward.

Regulatory             Orphan drug legislation  helps to expedite the regulatory
                       process. The FDA is currently required to review an orphan drug approval application within six months, rather than one or two years.

Commercialization      Orphan  drugs  demand  a high  premium  because  of their
                       ability to improve the quality of life in areas where there is no other hope.

Distribution           Most  orphan  drugs  are  contracted  out  separately  to
                       specialty distribution companies at a significant cost to profits.

Reimbursement          Since the costs of most orphan  products  cannot be borne
                       by  the  individual  patients,   nor  can  the  insurance
                       complications  be  borne by the  prescribing  physicians,
                       they  require an expert  reimbursement  service to assure
                       uninterrupted therapy without undue hassle.
--------------------------------------------------------------------------------

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

      PROF. SUN HAN-DONG, PH.D., is a professor of Natural Product Chemistry at the Kunming Institute of Botany, the Academy of Sciences of China. He was previously the Director of the Kunming Institute of Botany. Dr. Sun Han-Dong is known for his academic achievements on entkauranoids, taxoids, cumarins, and phenolic constituents. He has published over 350 papers and received nineteen awards in the People's Republic of China for his research achievements, including the Second and Third Award of Science and Technology from the Academy of Sciences of China and Yunnan Province and the First Award of Science and Technology of Kunming City.

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

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Common Stock is traded on the OTC Bulletin Board. The following table shows the high and low bid quotations, on a quarterly basis, of our Common Stock from January 1, 2002 through December 31, 2003:

                                                  Common Stock
----------------------------------------------------------------------------------------------------------

                 2002       2002        2002       2002        2003        2003       2003        2003
                First      Second      Third      Fourth      First       Second      Third      Fourth
               Quarter     Quarter    Quarter     Quarter    Quarter     Quarter     Quarter    Quarter
----------------------------------------------------------------------------------------------------------
  High Bid       .02        .015        .008       .0014      .0008        .53         .33        .305
----------------------------------------------------------------------------------------------------------
   Low Bid       .005       .006       .0013       .0007      .0001       .0001        .17        .14
----------------------------------------------------------------------------------------------------------

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS(2)

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

                                                                                    CUMULATIVE
                                                         YEARS ENDED                    FROM
                                                         DECEMBER 31                INCEPTION TO
                                                         -----------                ------------
                                                    2003          2002                 2003
                                                as Restated                        as Restated
                                                             (in thousands)
Revenue                                        $        318   $        269         $      1,948
Research and development expense               $        773   $        698         $     11,424
General and administrative expenses            $      1,866   $      1,902         $     16,907
Writedown of inventory and intangibles         $          5   $         --         $      1,861
Loss from operations                           $     (2,326)  $     (2,331)        $    (28,244)
Other expense                                  $     (1,592)  $     (1,511)        $    (17,076)
Sale of New Jersey net operating loss
  carryforwards                                $     90,000   $    243,000         $  1,685,000
Net Loss                                       $     (3,828)  $     (3,599)        $    (43,635)

-------------------------

(2) Some of the statements included in Item 6, Management Discussion and Analysis, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicates that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result that we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to publicly release the result of any revisions to the forward-looking statements that may be made to reflect any future events or circumstances.

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

      Interest expense for non-related parties was approximately $1,524,000 in the year ended December 31, 2003, an increase of approximately $197,000 or 15% as compared to the year ended December 31, 2002. This expense was non-cash in nature due to borrowings evidenced by debentures and notes and the beneficial conversion feature of said debentures.

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

During 2003 we had the following activity concerning the "Unsecured Convertible Notes":

-------------------------------------------------------------------------------------------------
Balance           Additions       Conversions     Interest        Shares Issued    Balance
01/01/03                                                          Post-split       12/31/03
-------------------------------------------------------------------------------------------------
$ 1,133,500       $50,000         $866,151.48     $68,497.50      62,680,970       $317,348.52

-------------------------------------------------------------------------------------------------

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

      A second tranche of convertible debentures aggregating $367,000 at December 31, 2002 was increased by an additional funding of $767,000 by certain investors during the twelve months ended December 31, 2003, which debentures were converted to a term loan bearing simple interest at 8% per annum, due on the earliest to occur of the settlement, dismissal or final adjudication of the Bristol Myers Squibb lawsuit (the "BMS Lawsuit"), plus additional interest equal to forty percent (40%) of net recovery with respect to the BMS Lawsuit, subject to an adjustment factor of the net recovery to us (after deduction of legal fees and costs). We have granted the term loan holders a security interest in the BMS lawsuit. These notes will be due on the later of 18 months from the date of the note purchase agreement or final disposition of the Bristol Myers Squibb lawsuit (provided that the additional interest, if any, as referenced above, will be due on disposition of the lawsuit). As of December 31, 2003 we accrued interest of $70,506 associated with this loan.

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

Liquidity and Capital Resources; Plan of Operations

      On December 31, 2003, we had cash of $580,000, negative working capital of $1,989,000 and a deficit in stockholders' equity of $1,617,000.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 3 to the consolidated financial statements, the Company has sustained a significant operating loss in 2003 and has a working capital deficiency of $1,989,000 and an accumulated deficit of $43,635,000 as of December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown P.C.
New Brunswick, New Jersey
March 26, 2004, except for Note 17 (2) which is
dated March 31, 2004 and (1) which is dated
April 7, 2004 and Note 18 which is dated
February 25, 2005

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


WISS & COMPANY, LLP
Livingston, New Jersey
March 6, 2003

                       XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE ENTERPRISE)
                               CONSOLIDATED BALANCE SHEETS


                                                                                     December 31, 2003       As Reclassified
                                                                                        As restated         December 31, 2002
                                                                                        -----------         -----------------
CURRENT ASSETS
   Cash                                                                                 $    580,000          $    135,000
   Accounts receivable, net of allowance of $7,000 (2003) and $ -0- (2002)                    27,000                22,000
   Inventory                                                                                      --                 5,000
   Prepaid expenses and other current assets                                                 109,000                 1,000
                                                                                        ------------          ------------

   TOTAL CURRENT ASSETS                                                                      716,000               163,000

 Equipment, less accumulated depreciation of
   $1,266,000 (2003) and  $1,185,000 (2002)                                                  423,000               382,000
 Leasehold improvements, less accumulated amortization of
   $705,000 (2003) and $637,000 (2002)                                                       310,000               378,000
 Deposits                                                                                     53,000                45,000
 Deferred consulting charge                                                                1,275,000                    --
                                                                                        ------------          ------------

TOTAL ASSETS                                                                            $  2,777,000          $    968,000
                                                                                        ============          ============

CURRENT LIABILITIES
   Accounts payable                                                                     $    601,000          $    637,000
   Accrued expenses to related parties                                                       594,000               515,000
   Accrued expenses to others                                                                380,000               211,000
   Note payable to bank                                                                       55,000                55,000
   Notes payable to related party                                                            595,000               493,000
   Notes payable                                                                             200,000                    --
   Convertible notes, net of discount of $99,000 (2003) and $ 0 (2002)                       218,000                    --
   Capital leases: short-term                                                                 27,000                 6,000
   Other current liabilities                                                                  35,000                36,000
                                                                                        ------------          ------------

     TOTAL CURRENT LIABILITIES                                                             2,705,000             1,953,000
                                                                                        ------------          ------------

Notes payable, net of discount of $1,238,000                                               1,246,000                    --
Notes payable to related parties                                                             340,000               384,000
Capital leases: long term                                                                     86,000                18,000
Convertible notes, net of discount of  $ -0- (2003) and $1,133,000 (2002)                         --               368,000
Convertible debentures, net of discount of $67,000 (2003) and $128,000 (2002)                 17,000                16,000
                                                                                        ------------          ------------

TOTAL LIABILITIES                                                                          4,394,000             2,739,000
                                                                                        ------------          ------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)
   Class A voting preferred stock,$ .00001 par value, 2,500 shares
     authorized; 2,500 shares issued and outstanding (2003and 2002)                               --                    --
   Class B 8% preferred stock,$ .00001 par value, 1,150 shares
     authorized; none outstanding                                                                 --                    --
   Class C preferred stock,$ .00001 par value, 2,996,350 shares authorized;
     923 issued and outstanding in (2003) and 14  issued and outstanding in (2002)                --                    --
   Common stock,$.00001 par value, 499,950,000,000 shares authorized;
     64,240,000 (2003) and 659,000 (2002)  issued and outstanding                              1,000                20,000
   Unearned compensation expense                                                                  --              (158,000)
   Additional paid in capital                                                             42,017,000            38,174,000
   Deficit accumulated during development stage                                          (43,635,000)          (39,807,000)
                                                                                        ------------          ------------

   TOTAL STOCKHOLDERS EQUITY (DEFICIT)                                                    (1,617,000)           (1,771,000)
                                                                                        ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)                                     $  2,777,000          $    968,000
                                                                                        ============          ============

                 The notes to consolidated financial statements
                    are an integral part of these statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                CUMULATIVE FROM
                                                                                 MARCH 15, 1990
                                                      YEARS ENDED             (DATE OF INCEPTION) TO
                                                      DECEMBER 31,                 DECEMBER 31
                                             -------------------------------       ------------
                                                 2003               2002               2003
                                             ------------       ------------       ------------
                                             As restated                             As restated
                                             ------------                          ------------
Revenues:
                                             $    318,000       $    269,000       $  1,948,000
EXPENSES:

   Research and development                       773,000            698,000         11,424,000
   General and administrative                   1,866,000          1,902,000         16,907,000
   Writedown of inventory
      & intangibles                                 5,000                  0          1,861,000
                                             --------------------------------------------------
                                                2,644,000          2,600,000         30,192,000
                                             --------------------------------------------------

   LOSS FROM OPERATIONS                        (2,326,000)        (2,331,000)       (28,244,000)
                                             --------------------------------------------------

OTHER INCOME(EXPENSE) - NET:

   Interest Expense - Related Party               (72,000)           (70,000)        (8,941,000)

   Interest Expense                            (1,524,000)        (1,327,000)        (8,328,000)

   Other(net)                                       4,000           (114,000)           193,000
                                             --------------------------------------------------
                                               (1,592,000)        (1,511,000)       (17,076,000)
                                             --------------------------------------------------

NET LOSS BEFORE INCOME TAXES                   (3,918,000)        (3,842,000)       (45,320,000)

   Sale of New Jersey net operating
    loss carryforwards                             90,000            243,000          1,685,000
                                             --------------------------------------------------

   NET LOSS                                  $ (3,828,000)      $ (3,599,000)      $(43,635,000)
                                             ==================================================

BASIC AND DILUTED LOSS PER COMMON SHARE      $      (0.37)      $     (12.54)
                                             ===============================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
- BASIC AND DILUTED                            10,379,064            287,000
                                             ===============================


                 The notes to consolidated financial statements
                    are an integral part of these statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
     FOR THE PERIOD MARCH 15, 1990 (DATE OF INCEPTION) TO DECEMBER 31, 2003
                                   AS RESTATED

                                                                                                                        Additional
                                                                                  Number                                 Paid-In-
                                                                                    of                   Unearned        Capital
                                                                                  shares       Par     Compensation        (As
                                                                                  issued      value      Expense         Restated)
                                                                                 ---------------------------------------------------
  Common stock issued to Dr. Pandey in 1990 in exchange
    for equipment recorded at transferor's cost                                       --      $   --       $   --      $  125,000

  Laboratory and research equipment contributed to capital
    by Dr. Pandey in 1990 and 1991                                                    --          --           --         341,000

  Contribution to capital relating to unconsummated acquisition
    in 1992                                                                           --          --           --          95,000

  Exchange of securities of newly formed parent for outstanding
    securities of entities owned by Dr. Pandey                                     1,000          --           --      13,840,000

  Initial public offering in 1995 at  $5 per share, less related expenses          1,000          --           --       4,543,000

  Stock options granted at exercise prices below market:
                        1994                                                          --          --           --          51,000
                        1995                                                          --          --           --       1,110,000
                        1996                                                          --          --           --          18,000
                        1997                                                          --          --           --          31,000

  Private placements, less related expenses:
    In 1995 at  $3.00 per share                                                       --          --           --         389,000
    In 1996 at  $3.00 per share, net of a related 66,000 shares
      returned by Dr. Pandey                                                          --          --           --          53,000
    In 1997 at  $0.05 per share                                                   15,000          --           --       2,291,000

  Shares issued in 1996 at  $0.38 per share upon termination of
    agreement to sell a minority interest in a subsidiary                             --          --           --         100,000

  Conversion of preferred stock into common stock at  $1.25 to
     $1.75 per share less related costs:
                        In 1996                                                    1,000          --           --       1,995,000
                        In 1997                                                   15,000       1,000           --       2,131,000

  Conversion of debt into common stock in 1996 at  $0.25 per
    share                                                                             --          --           --         369,000

  Shares issued in settlement of a lawsuit in 1996 valued at
     $1.31 per share                                                                  --          --           --          33,000

  Conversion of Dr. Pandey's preferred stock and debt into
    common stock in 1997 at  $0.0625 per share                                     6,000          --           --       1,214,000

  Other                                                                               --          --           --          16,000

  Private placement at  $0.05 per share                                            4,000          --           --         559,000

  Contribution to capital by stockholders of equity interest in Xechem India          --          --           --          79,000

  Conversion of debt into common stock  at  $0.05 per share                        3,000          --           --         440,000

  Stock issued to Fortress Financial at  $0.0001 per share                            --          --           --              --

  Return of capital to David Blech or his designees                                   --          --           --        (261,000)

  Sale of common stock in 1999 pursuant to Blech agreement at  $0.01 per share    15,000       1,000           --         444,000

  Conversion of debt due related parties in 1999 at  $0.01 per share              15,000          --           --         360,000

  Shares issued to directors , employees and consultants in 1999
    for services valued at  $0.037 per share                                       4,000          --           --         410,000
  Capital arising from issuance of Class C Stock (Note 7):
        Series 4                                                                      --          --           --         400,000
        Series 5                                                                      --          --           --       1,564,000

   Net loss from inception to December 31, 1999
                                                                                 ------------------------------------------------
BALANCES AT DECEMBER 31, 1999                                                     80,000      $2,000       $   --     $32,740,000

 Stock options exercised at $ .01 per share                                           --          --           --           4,000

                                                                                        Deficit
                                                                                      Accumulated
                                                                                         During             Total
                                                                                      Development           Equity
                                                                                         Stage            (Deficit)
                                                                                ----------------------------------------------------
  Common stock issued to Dr. Pandey in 1990 in exchange
    for equipment recorded at transferor's cost

  Laboratory and research equipment contributed to capital by Dr. Pandey in 1990 and 1991

  Contribution to capital relating to unconsummated acquisition in 1992

  Exchange of securities of newly formed parent for outstanding securities of entities owned by Dr. Pandey

  Initial public offering in 1995 at  $5 per share, less related expenses

  Stock options granted at exercise prices below market:
                        1994
                        1995
                        1996
                        1997

  Private placements, less related expenses:
    In 1995 at  $3.00 per share
    In 1996 at  $3.00 per share, net of a related 66,000 shares returned by Dr. Pandey
    In 1997 at  $0.05 per share

  Shares issued in 1996 at $0.38 per share upon termination of agreement to sell a minority interest in a subsidiary

  Conversion of preferred stock into common stock at  $1.25 to
     $1.75 per share less related costs:
                        In 1996
                        In 1997

  Conversion of debt into common stock in 1996 at $0.25 per share

  Shares issued in settlement of a lawsuit in 1996 valued at $1.31 per share

  Conversion of Dr. Pandey's preferred stock and debt into common stock in 1997 at $0.0625 per share

  Other

  Private placement at  $0.05 per share

  Contribution to capital by stockholders of equity interest in Xechem India

  Conversion of debt into common stock  at  $0.05 per share

  Stock issued to Fortress Financial at  $0.0001 per share

  Return of capital to David Blech or his designees

  Sale of common stock in 1999 pursuant to Blech agreement at  $0.01 per share

  Conversion of debt due related parties in 1999 at  $0.01 per share

  Shares issued to directors , employees and consultants in 1999 for services valued at  $0.037 per share
  Capital arising from issuance of Class C Stock (Note 7):
        Series 4
        Series 5

   Net loss from inception to December 31, 1999                                          (32,493,000)
                                                                                 ------------------------------------------------
BALANCES AT DECEMBER 31, 1999                                                          $ (32,493,000)      249,000

 Stock options exercised at $ .01 per share

                 The notes to consolidated financial statements
                    are an integral part of these statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
     FOR THE PERIOD MARCH 15, 1990 (DATE OF INCEPTION) TO DECEMBER 31, 2003
                                   AS RESTATED

                                                                                                                        Additional
                                                                                  Number                                 Paid-In-
                                                                                    of                   Unearned        Capital
                                                                                  shares       Par     Compensation        (As
                                                                                  issued      value      Expense         Restated)
                                                                             -------------------------------------------------------
  Issuance of 1,500,000 options at $.01 per share
     with a FMV of $.06  per share for services rendered                             --            --            --          75,000

 Conversion of Class C preferred stock to common shares                          27,000         1,000            --          (1,000)

 Conversion of debt to shares of Common Stock @ $0.01 per share                   5,000            --            --         164,000

 Private placement of shares of Common Stock @ $0.08  per share                      --            --            --          80,000

 Issuance of Common Stock @ $0.096  per share for services rendered               1,000            --            --         107,000

 Stock options exercised at $.01 per share with a FMV of $0.076  per share           --            --            --           5,000

 Conversion of debt to shares of Common Stock @ $0.01 per share                   1,000            --            --          22,000

 Stock options exercised at $.01 per share                                           --            --            --           1,000

 Beneficial Conversion feature of notes payable                                      --            --            --         286,000

 Charge to operations resulting from Options granted to Directors,
  Consultants and Employees                                                          --            --            --         192,000

 Unearned Stock Compensation Expense Related to
  Options granted to Directors,Consultants and Employees                             --            --      (406,000)        406,000

 Increase in Equity Interest in Xechem India                                         --            --            --          19,000

    Net loss for year ended December 31, 2000                                        --            --            --              --

                                                                             ------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                                                   114,000      $  3,000     $(406,000)    $34,100,000

 Stock issued for services rendered                                               2,000            --            --          68,000

  Amortization of unearned stock compensation                                        --            --       197,000              --

 Stock options exercised at $.01 per share                                           --            --            --           6,000

 Beneficial Conversion feature of notes payable                                      --            --            --         216,000

 Unearned Stock Compensation Expense Related to
  Options granted to Directors and Employees                                         --            --       (75,000)         76,000

 Stock Options Granted to Consultants                                                --            --            --          16,000

 Stock issued for cancellation of indebtedness                                    1,000            --            --          15,000

Shares issued upon conversion of debentures                                       9,000         1,000            --          68,000

    Net loss for year ended December 31, 2001                                        --            --            --              --

                                                                             ------------------------------------------------------
BALANCES AT DECEMBER 31, 2001                                                   126,000      $  4,000     $(284,000)    $34,565,000

Shares issued upon conversion of debentures @ $.001 per share                    44,000         1,000                       188,000

Stock issued for services rendered @ $.007 per share                                 --                                      10,000

Stock options exercised @ $.01/share                                                 --

Amortization of unearned stock compensation                                                                  45,000

Beneficial conversion feature of notes payable                                                                               52,000

Shares issued upon conversion of debentures@ $.001 per share                     20,000         1,000                        74,000

Amortization of unearned stock compensation                                                                  44,000

Stock options issued @ $.006/share : 16,000,000 options                                                    (160,000)        160,000

Amortization of stock options compensatory charge over service period                                        40,000

                                                                                        Deficit
                                                                                      Accumulated
                                                                                         During             Total
                                                                                      Development           Equity
                                                                                         Stage            (Deficit)
                                                                             -------------------------------------------------------
  Issuance of 1,500,000 options at $.01 per share
     with a FMV of $.06  per share for services rendered

 Conversion of Class C preferred stock to common shares

 Conversion of debt to shares of Common Stock @ $0.01 per share

 Private placement of shares of Common Stock @ $0.08  per share

 Issuance of Common Stock @ $0.096  per share for services rendered

 Stock options exercised at $.01 per share with a FMV of $0.076  per share

 Conversion of debt to shares of Common Stock @ $0.01 per share

 Stock options exercised at $.01 per share

 Beneficial Conversion feature of notes payable

 Charge to operations resulting from Options granted to Directors, Consultants and Employees

 Unearned Stock Compensation Expense Related to
  Options granted to Directors,Consultants and Employees

 Increase in Equity Interest in Xechem India

    Net loss for year ended December 31, 2000                                      (1,971,000)

                                                                             -------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                                                   $ (34,464,000)           (767,000)

 Stock issued for services rendered

  Amortization of unearned stock compensation

 Stock options exercised at $.01 per share

 Beneficial Conversion feature of notes payable

 Unearned Stock Compensation Expense Related to
  Options granted to Directors and Employees

 Stock Options Granted to Consultants

 Stock issued for cancellation of indebtedness

Shares issued upon conversion of debentures

    Net loss for year ended December 31, 2001                                      (1,744,000)

                                                                             -------------------------------------------------------
BALANCES AT DECEMBER 31, 2001                                                   $ (36,208,000)         (1,923,000)

Shares issued upon conversion of debentures @ $.001 per share

Stock issued for services rendered @ $.007 per share

Stock options exercised @ $.01/share

Amortization of unearned stock compensation

Beneficial conversion feature of notes payable

Shares issued upon conversion of debentures@ $.001 per share

Amortization of unearned stock compensation

Stock options issued @ $.006/share : 16,000,000 options

Amortization of stock options compensatory charge over service period

                 The notes to consolidated financial statements
                    are an integral part of these statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
     FOR THE PERIOD MARCH 15, 1990 (DATE OF INCEPTION) TO DECEMBER 31, 2003
                                   AS RESTATED

                                                                                                                        Additional
                                                                                  Number                                  Paid-In-
                                                                                    of                   Unearned         Capital
                                                                                  shares       Par     Compensation         (As
                                                                                  issued      value      Expense         Restated)
                                                                             -------------------------------------------------------
Stock options exercised @ $.006/share                                             2,000                                      30,000

Beneficial conversion feature of debentures                                                                                 148,000

Record value of warrants issued                                                                                             272,000

Beneficial conversion feature of notes payable                                                                               35,000

Shares issued upon conversion of debentures@ $.001 per share                     95,000         3,000                       318,000

Stock issued for services rendered @ $.003 per share                              7,000                                      60,000

Amortization of unearned stock compensation                                                                  45,000

Amortization of beneficial conversion feature of notes payable                                                              104,000

Amortization of stock options compensatory charge over service period                                        40,000

Shares issued upon conversion of debentures@ $.0005 per share                   362,000        11,000                       533,000

Stock issued for services rendered @ $.0007 per share                             3,000                                       7,000

Amortization of unearned stock compensation                                                                  32,000

Amortization of beneficial conversion feature of notes payable                                                              662,000

Amortization of stock options compensatory charge over service period                                        40,000

Finders fee for convertible debt issuance                                                                                  (130,000)

Record debt discount on notes & debentures                                                                                1,068,000

Cost incurred with stock options issued for service                                                                          18,000

  Net loss for the year ended December 31, 2002

                                                                             ------------------------------------------------------
BALANCES AT DECEMBER 31, 2002 (AS RECLASSIFIED)                                 659,000      $ 20,000     $(158,000)    $38,174,000

Effect of Reverse Stock Split                                                                 (19,000)                       19,000

Shares issued upon conversion of notes @ an avg of $.0002 per share             422,000                                     254,000

Shares issued upon conversion of notes @ an avg of $.00006 per share            972,000                                     171,000

Shares issued upon conversion of notes & debentures @ $.000025 per share      1,091,000                                      84,000

Shares issued upon conversion of notes @ an avg of $.06 per share               789,000                                      47,000

Shares issued upon conversion of notes @ an avg of $.055 per share               63,000                                       3,000

Shares issued upon conversion of notes @ an avg of $.03 per share            10,673,000                                     320,000

Shares issued upon conversion of notes @ an avg of $.0025 per share          49,571,000                                     125,000

Amortization of unearned stock compensation                                                                 158,000

Fair value of shares to be issued in conjunction with loans                                                                  78,000

Fair value of shares to be issued in conjunction with consulting                                                             25,000

Issuance of warrants                                                                                                      2,647,000

Beneficial conversion feature of loans                                                                                       70,000

  Net loss for the year ended December 31, 2003

                                                                             ------------------------------------------------------
BALANCES AT DECEMBER 31, 2003                                                64,240,000      $  1,000     $      --     $42,017,000
                                                                             ------------------------------------------------------

                                                                                        Deficit
                                                                                      Accumulated
                                                                                         During             Total
                                                                                      Development           Equity
                                                                                         Stage            (Deficit)
                                                                             -------------------------------------------------------
Stock options exercised @ $.006/share

Beneficial conversion feature of debentures

Record value of warrants issued

Beneficial conversion feature of notes payable

Shares issued upon conversion of debentures@ $.001 per share

Stock issued for services rendered @ $.003 per share

Amortization of unearned stock compensation

Amortization of beneficial conversion feature of notes payable

Amortization of stock options compensatory charge over service period

Shares issued upon conversion of debentures@ $.0005 per share

Stock issued for services rendered @ $.0007 per share

Amortization of unearned stock compensation

Amortization of beneficial conversion feature of notes payable

Amortization of stock options compensatory charge over service period

Finders fee for convertible debt issuance

Record debt discount on notes & debentures

Cost incurred with stock options issued for service

  Net loss for the year ended December 31, 2002                                    (3,599,000)
                                                                             -------------------------------------------------------
                                                                                $ (39,807,000)         (1,771,000)
BALANCES AT DECEMBER 31, 2002 (AS RECLASSIFIED)

Effect of Reverse Stock Split

Shares issued upon conversion of notes @ an avg of $.0002 per share

Shares issued upon conversion of notes @ an avg of $.00006 per share

Shares issued upon conversion of notes & debentures @ $.000025 per share

Shares issued upon conversion of notes @ an avg of $.06 per share

Shares issued upon conversion of notes @ an avg of $.055 per share

Shares issued upon conversion of notes @ an avg of $.03 per share

Shares issued upon conversion of notes @ an avg of $.0025 per share

Amortization of unearned stock compensation

Fair value of shares to be issued in conjunction with loans

Fair value of shares to be issued in conjunction with consulting

Issuance of warrants

Beneficial conversion feature of loans

  Net loss for the year ended December 31, 2003                                    (3,828,000)

                                                                             -------------------------------------------------------
BALANCES AT DECEMBER 31, 2003                                                   $ (43,635,000)         (1,617,000)
                                                                             =======================================================

                 The notes to consolidated financial statements
                    are an integral part of these statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                Cumulative from
                                                                                                                 March 15, 1990
                                                                                                              (date of inception)
                                                                                     Years ended December 31,   to December 31,
                                                                                  ----------------------------    ------------
                                                                                      2003            2002            2003
                                                                                  ------------    ------------    ------------
                                                                                  AS RESTATED                     AS RESTATED
                                                                                  -----------                     -----------
Cash flows from operating activities:
    Net loss                                                                      $ (3,828,000)   $ (3,599,000)   $(43,635,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                                                      81,000         118,000       1,168,000
      Amortization                                                                      68,000          68,000         877,000
      Amortization of beneficial conversion features                                   970,000         453,000       1,423,000
      Amortization of warrants issued                                                  136,000          79,000         215,000
      Stock options issued                                                                  --         160,000         160,000
      Unearned compensation                                                            158,000         126,000         284,000
      Interest and compensation expense in connection
        with issuance of equity securities                                             309,000       1,079,000      18,902,000
      Write down of inventories                                                          5,000              --       1,344,000
      Write down of patents                                                                 --              --         517,000
      Loss on investment in related party                                                   --              --          89,000
     Amortization of deferred consulting charge                                         55,000              --          55,000

    Changes in operating assets and liabilities (Increase) decrease in:
        Accounts receivable-Net Operating Loss                                              --         452,000              --
        Accounts receivable                                                             (5,000)         40,000         (27,000)
        Inventories                                                                         --          (4,000)     (1,339,000)
        Prepaid expenses and other current assest                                     (108,000)             --          19,000
        Other                                                                               --          (5,000)        (20,000)
      Increase (decrease) in:
        Accounts payable                                                               (36,000)       (320,000)        624,000
        Other current liabilities                                                       (1,000)        (64,000)        (35,000)
        Accrued expenses                                                               240,000         145,000         968,000
                                                                                  ------------    ------------    ------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                                         (1,956,000)     (1,272,000)    (18,411,000)
                                                                                  ------------    ------------    ------------

                 The notes to consolidated financial statements
                    are an integral part of these statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                                                Cumulative from
                                                                                                                 March 15, 1990
                                                                                                              (date of inception)
                                                                                     Years ended December 31,   to December 31,
                                                                                  ----------------------------    ------------
                                                                                      2003            2002            2003
                                                                                  ------------    ------------    ------------
                                                                                  AS RESTATED                     AS RESTATED
                                                                                  -----------                     -----------
Net cash flows from operating activities                                            (1,956,000)     (1,272,000)    (18,411,000)
                                                                                  ------------    ------------    ------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Patent issuance costs                                                                   --              --        (548,000)
    Purchases of equipment and leasehold improvements                                  (20,000)        (21,000)     (2,121,000)
    Investment in unconsolidated entity and others                                          --              --         (23,000)
    Other                                                                                   --              --          (8,000)
                                                                                  ------------    ------------    ------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES:                                           (20,000)        (21,000)     (2,700,000)
                                                                                  ------------    ------------    ------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Proceeds from related party loans                                                  142,000          95,000       2,197,000
    Proceeds from notes payable and convertible notes                                2,367,000       1,178,000       4,173,000
    Proceeds from short term loans                                                          --          55,000       4,166,000
    Capital contribution                                                                    --              --          95,000
    Net payments on capital leases                                                     (13,000)         (7,000)        (20,000)
    Payments on interim loans                                                               --        (110,000)       (608,000)
    Payments on notes payable - others                                                      --         (54,000)       (579,000)
    Payments on stockholder loans                                                      (75,000)             --        (647,000)
    Proceeds from issuance of capital stock                                                 --          30,000      12,914,000
                                                                                  ------------    ------------    ------------

    NET CASH FLOWS FROM FINANCING ACTIVITIES:                                        2,421,000       1,187,000      21,691,000
                                                                                  ------------    ------------    ------------

    NET CHANGE IN CASH                                                                 445,000        (106,000)        580,000
CASH, BEGINNING OF PERIOD                                                              135,000         241,000              --
                                                                                  ------------    ------------    ------------
CASH, END OF PERIOD                                                               $    580,000    $    135,000    $    580,000
                                                                                  ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
                                                                                  ------------    ------------    ------------
      Interest paid - related party                                               $     33,000    $     27,000    $    284,000
                                                                                  ============    ============    ============
      Interest paid - other                                                       $      3,000    $      8,000    $    179,000
                                                                                  ============    ============    ============

NONCASH FINANCING AND INVESTING ACTIVITIES

   Net assets of Xechem India contributed to capital and
    minority interest                                                             $         --    $         --    $    118,000
                                                                                  ============    ============    ============

   Liabilities exchanged for preferred and common stock                           $         --    $     95,000    $  1,271,000
                                                                                  ============    ============    ============

   Equipment purchased through financing                                          $    102,000    $     32,000    $    134,000
                                                                                  ============    ============    ============

   Securities issued as payment on related party note                             $         --    $     20,000    $     20,000
                                                                                  ============    ============    ============

   Shares issued upon conversion of debentures, notes
       and related interst                                                        $  1,003,000    $     16,000    $  1,137,000
                                                                                  ============    ============    ============

  Convertible notes refinanced by notes payable                                   $    367,000    $         --    $    367,000
                                                                                  ============    ============    ============

   Warrants Issued                                                                $         --    $    193,000    $    193,000
                                                                                  ============    ============    ============

   Warrants Issued for services                                                   $  1,330,000    $         --    $  1,330,000
                                                                                  ============    ============    ============

   Debt Discount related to financing agreements                                  $     70,000    $         --    $     70,000
                                                                                  ============    ============    ============


                 The notes to consolidated financial statements
                    are an integral part of these statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1 NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

                                                     Year Ended December 31,
                                                          2003         2002
                                                     ---------    ---------
Net Loss (in Thousands):
     As Reported                                     $  (3,828)   $  (3,599)
     Pro Forma                                       $  (3,388)   $  (3,618)

Net Loss Per Share:
     As Reported                                     $   (0.37)   $  (12.54)
     Pro Forma                                       $   (0.33)   $  (12.54)

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

The provision for income taxes is summarized as follows:

                                                 2003            2002
                                                 ----            ----
Federal
            Current                          $        --     $        --
            Deferred (benefit), net          $  (926,000)    $  (938,000)
            Valuation allowance              $   926,000     $   938,000
      Total Federal                          $        --     $        --

State
            Current                          $   (90,000)    $  (243,000)
            Deferred (benefit), net          $  (237,000)    $  (129,000)
            Valuation allowance              $   237,000     $   129,000
      Total State                            $   (90,000)    $  (243,000)
Total income tax benefit                     $   (90,000)    $  (243,000)

Significant components of deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

                                                 2003            2002
                                                 ----            ----
Deferred tax assets:
     Net operating loss carryforwards        $ 9,025,000     $ 8,099,000
     Total deferred tax assets before
        valuation allowance                  $ 9,025,000     $ 8,099,000

     Valuation allowance                     $(9,025,000)    $(8,099,000)
Net deferred tax asset                       $        --     $        --


A reconciliation from the Federal income tax benefit at the statutory rate to the effective rate is as follows:

                                                    2003            2002
                                                    ----            ----
Tax benefit at Federal statutory rate              (34.0)%         (34.0)%
State income taxes, net of Federal benefit          (1.6)%            --
Permanent difference                                17.5%            6.1%
Valuation allowance                                 16.5%           27.9%

Effective tax rate                                  (1.6)%            --

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

Since 1994, the Company has approximate net operating loss carryforwards for Federal income tax purposes, which expire as follows:

                 Amount                 Expiration Date
              -----------               ---------------
               $3,170,000                     2009
                3,183,000                     2010
                3,218,000                     2011
                3,762,000                     2012
                1,992,000                     2018
                2,257,000                     2019
                1,863,000                     2020
                1,604,000                     2021
                3,482,000                     2022
                2,636,000                     2023
              -----------
              $27,167,000

NOTE 5 RELATED PARTY TRANSACTIONS

Notes Payable - Related Party consists of the following:

                                                               December 31,
                                                               ------------
                                                             2003         2002
                                                           --------     --------
Loans Payable - Dr. Renuka Misra (1)                       $298,000     $298,000
Loans Payable - Beverly Robbins (2)                         218,000      195,000
Loans Payable - Xechem China (3)                            140,000      140,000
Loans Payable - Dr. Pandey (4)                              200,000      244,000
Loans Payable - Family Members of Dr. Pandey (5)             88,000           --
                                                           --------     --------
Sub-total                                                   944,000      877,000
Less Debt Discount                                            9,000           --
                                                           --------     --------
Total Notes Payable                                         935,000      877,000
Less Current Portion                                        595,000      493,000
                                                           --------     --------
Total Long Term Notes Payable                              $340,000     $384,000
                                                           ========     ========

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

NOTE 6 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:


--------------------------------------------------------------------------------
                                                             December 31,
--------------------------------------------------------------------------------
                                                               2003         2002
--------------------------------------------------------------------------------
General Account Payable and Accrued Expenses               $162,000     $280,000
--------------------------------------------------------------------------------
Accrued Legal                                               457,000      357,000
--------------------------------------------------------------------------------
Operating  Expenses                                         262,000      111,000
--------------------------------------------------------------------------------
License Agreement Fees                                      100,000      100,000
--------------------------------------------------------------------------------
TOTAL ACCOUNTS PAYABLE AND ACCRUED EXPENSES                $981,000     $848,000
--------------------------------------------------------------------------------

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

OPERATING LEASES - We have a five-year lease on our facilities, which commenced on July 1, 2002, and ends June 30, 2007. Fixed rent expense for the next four years is as follows:

              ----------------------------------------------
                      YEAR           ANNUAL RENT COMMITMENT
              ----------------------------------------------
                      2004                   170,600
              ----------------------------------------------
                      2005                   177,400
              ----------------------------------------------
                      2006                   184,500
              ----------------------------------------------
              2007 and thereafter             94,000
              ----------------------------------------------
                     Total                  $626,500
              ----------------------------------------------

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

A summary of stock option activity under the Original Plan is as follows (shares in thousands):

----------------------------------------------------------------------------------------------------
                                     2002             2002              2003             2003
----------------------------------------------------------------------------------------------------
                                   Shares       Weighted-Average       Shares       Weighted-Average
                                                 Exercise Price                      Exercise Price
----------------------------------------------------------------------------------------------------
OUTSTANDING ON JANUARY 1,            7,639          $  75.00           58,152          $   6.00
----------------------------------------------------------------------------------------------------
Granted                             50,850          $  15.00                0                --
----------------------------------------------------------------------------------------------------
Exercised                               (4)         $  30.00                0                --
----------------------------------------------------------------------------------------------------
Forfeited/Expired                     (333)         $  21.00           (4,711)         $   1.51
----------------------------------------------------------------------------------------------------
    OUTSTANDING ON
     DECEMBER 31,                   58,152          $   6.00           53,441          $   6.36
----------------------------------------------------------------------------------------------------
    EXERCISABLE ON
     DECEMBER 31,                   23,510          $  12.00           39,006          $   8.02
----------------------------------------------------------------------------------------------------

The following table summarizes information about stock options at December 31, 2003:

------------------------------------------------------------------------------------------------------------------------------------
                                                    OUTSTANDING STOCK OPTIONS                          EXERCISABLE STOCK OPTIONS
------------------------------------------------------------------------------------------------------------------------------------
  Range of Exercise Prices       Shares           Weighted-Average          Weighted-Average        Shares        Weighted-Average
                                                Remaining Contractual        Exercise Price                        Exercise Price
                                                        Life
------------------------------------------------------------------------------------------------------------------------------------
   $1.50 to $1020.00             53,698                    9.6               $4.59           38,963                     $5.75
------------------------------------------------------------------------------------------------------------------------------------
$1,980.00 to $15,000.00              43                    4.7           $2,730.23               43                 $2,730.23
------------------------------------------------------------------------------------------------------------------------------------
        TOTALS                   53,741                    9.6                6.36           39,006                     $8.02
------------------------------------------------------------------------------------------------------------------------------------

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

WARRANTS

In 2003 in connection with the Chassman Agreement we granted 5-year warrants to purchase 30 million shares of our common stock at an exercise price of $0.0025, to be issued upon complete funding of loan according to terms. As of December 31, 2003 6,750,000 warrants were due to be delivered. (see Note 14).

In 2003 in connection with the Wolfe Axelrod consulting agreement, we granted a 5-year warrant to purchase 7.5 million shares of our common stock exercisable at the average of the closing bid price for ten days preceding the day the agreement was signed ($.1955) (see Note 7).

As of December 31, 2003, we have the following warrants to purchase common stock:

--------------------------------------------------------------------------------
 NUMBER OF SHARES             WARRANT EXERCISE           WARRANT EXPIRATION DATE
  TO BE PURCHASED              PRICE PER SHARE
--------------------------------------------------------------------------------
         11,853                    $ 30.0000                     May 23, 2007
--------------------------------------------------------------------------------
      7,500,000                     $ 0.1955                 December 9, 2008
--------------------------------------------------------------------------------
      6,750,000                     $ 0.0025                 October 27, 2008
--------------------------------------------------------------------------------

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

The following table summarizes the number of shares of common stock and preferred stock outstanding at December 31, 2003 and 2002:

--------------------------------------------------------------------------------
                                         DECEMBER 31, 2003     DECEMBER 31, 2002
--------------------------------------------------------------------------------
COMMON STOCK                                    64,240,000               659,235
--------------------------------------------------------------------------------
CLASS A VOTING PREFERRED STOCK                       2,500                 2,500
--------------------------------------------------------------------------------
CLASS B PREFERRED STOCK                                  0                     0
--------------------------------------------------------------------------------
CLASS C  - SERIES 6 PREFERRED STOCK                    923                    14
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

NOTE 12 - CONVERTIBLE NOTES

Convertible notes consists of the following:

                                                          December 31,
                                                          ------------
                                                    2003                 2002
                                                    ----                 ----
Unsecured Convertible Notes (A)                  $  317,000           $1,134,000
Convertible Notes (B)                                    --              367,000
Subtotal-Convertible Notes
                                                 ----------          -----------
                                                    317,000            1,501,000
Less Unamortized Debt Discount                       99,000            1,133,000
                                                 ----------            ---------
Total Convertible Notes                          $  218,000           $  368,000
                                                 ==========            =========

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

During 2003 we had the following activity concerning the "Unsecured Convertible Notes":

----------------------------------------------------------------------------------------------------------------------------
Balance 01/01/03      Additions        Convered Principal      Converted Interest     Shares Issued       Balance 12/31/03
----------------------------------------------------------------------------------------------------------------------------
$ 1,134,000           $50,000          $867,000                $69,000                62,680,970           $317,000
----------------------------------------------------------------------------------------------------------------------------

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

NOTE 14 -NOTES PAYABLE

Notes Payable consists of the following:

                                                          December 31,
                                                          ------------
                                                    2003                 2002
                                                -----------          -----------
Secured Notes Payable(A)                        $ 1,134,000          $        --
$6,000,000 Unsecured Loan(B)                      1,350,000                   --

Less debt discount                               (1,238,000)
Alembic, Ltd.(C)                                    200,000                   --
                                                -----------          -----------
Total Notes Payable                               1,446,000                   --
Less Current Portion                                200,000                   --
                                                -----------          -----------
Total Long Term Notes Payable                   $ 1,246,000          $        --
                                                ===========          ===========

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

(B)Agreement to Fund $6,000,000 Unsecured Loan:

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

In addition, we granted the Investor five year warrants to purchase 30 million shares of Xechem common stock at an exercise price of $.0025, subject to anti-dilution terms. The warrants will not be exercisable until one year after issuance. The warrants will be earned as funding of the loan is completed, as of December 31, 2003 6,750,000 warrants have been earned. As of December 31, 2003 we recognized expenses of approximately $79,000 and debt discount of $1,238,000 in connection with these warrants.

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

Obligations under capital leases consist of the following at December 31:

                                                                                                      2003             2002
                                                                                                    --------         --------
     Equipment lease - Vanguard Capital Partners, LLC., effective interest of 18.64
     percent per annum, final payments due in 2006, secured by equipment                            $ 20,000         $     --

     Equipment lease - M & C Leasing Co., Inc., effective interest of 13.54 percent per
     annum, final payments due in 2008, secured by equipment                                          75,000
                                                                                                    --------         --------

     Equipment lease - Avaya Finance Corp., effective interest of 14.00 percent per
     annum, final payments due in 2004, secured by equipment                                           4,000            7,000

     Equipment lease - Citicorp Vendor Financing, Inc., effective interest of
     14.0 percent per annum, final payment due in 2006, secured by equipment                          14,000           17,000
                                                                                                    --------         --------

     Obligations Under Capital Leases                                                                113,000           24,000

     Less Current Portion                                                                             27,000            6,000
                                                                                                    --------         --------

     Obligations Under Capital Leases, Less Current Portion                                         $ 86,000         $ 18,000
                                                                                                    ========         ========


      A summary of property held under capital leases included in equipment is as follows at December 31:

                                                                                                       2003             2002
                                                                                                     --------         --------
      Machinery and Equipment                                                                        $144,000         $ 31,000
      Less Accumulated Amortization                                                                    19,000            7,000
                                                                                                     --------         --------
         Property Held Under Capital Leases, Net                                                     $125,000         $ 24,000
                                                                                                     ========         ========

      Amortization on assets under capital leases charged to expense in 2003 and 2002 was $6,000 and $26,350, respectively.

      Minimum future lease payments under capital leases as of December 31, 2003 for each of the next five years and in the aggregate area:

           Year                                                     Amount
           ----                                                     ------
           2004                                                   $     41,000
           2005                                                         37,000
           2006                                                         35,000
           2007                                                         22,000
           2008                                                         13,000
                                                                  ------------
               Total Minimum Lease Payments                            148,000

               Less Imputed Interest                                    35,000
                                                                  ------------

               Present Value of Net Minimum Lease Payment         $    113,000
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


NOTE 17 - SUBSEQUENT EVENTS

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

On March 31, 2004, we entered into an agreement with Ceptor and William Pursley ("Pursley"), intended to provide a framework for independent financing of Ceptor. The agreement calls for Pursley to act full time as chief executive officer of Ceptor pursuant to two-year term, subject to automatic renewal absent delivery of non-renewal. It calls for base compensation of $330,000 per annum and a five year option to purchase 443,000,000 shares of common stock of the Company at a purchase price of $.0025 per share subject to vesting provisions stipulated in the option agreement. As part of the Agreement, Mr. Pursley has resigned from his positions as president, chief operating officer, vice chairman and as a member of the Board of Directors of Xechem.

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

NOTE 18 - RESTATEMENT

Subsequent to the issuance of our financials statements for the year ended December 31, 2003, management determined that certain amounts reported in the 2003 financial statements should be restated to reflect the correction of errors made. The reclassification as of December 31, 2003, had the following effects:

CONSOLIDATED BALANCE SHEETS                                                      As Previously Reported           As Restated
-----------------------------------------------------------------------------------------------------------------------------
   Cash                                                                                    $    580,000          $    580,000
   Accounts receivable, net of allowance of $7,000 (2003)                                        27,000                27,000
   Inventory                                                                                         --                    --
   Prepaid expenses and other current assets                                                    109,000               109,000

   TOTAL CURRENT ASSETS                                                                         716,000               716,000

 Equipment, less accumulated depreciation of $1,266,000 (2003)                                  423,000               423,000
 Leasehold improvements, less accumulated amortization of $705,000 (2003)                       310,000               310,000
 Deposits                                                                                        53,000                53,000
 Deferred financing charges *1 *2                                                            13,985,000                    --
 Deferred consulting charge                                                                   1,275,000             1,275,000

TOTAL ASSETS                                                                               $ 16,762,000          $  2,777,000
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
   Accounts payable                                                                        $    601,000          $    601,000
   Accrued expenses to related parties                                                          594,000               594,000
   Accrued expenses to others                                                                   380,000               380,000
   Note payable to bank                                                                          55,000                55,000
   Notes payable to related party                                                               595,000               595,000
   Notes payable                                                                                200,000               200,000
   Convertible notes, net of discount of $99,000 (2003)                                         218,000               218,000
   Capital leases: short-term                                                                    27,000                27,000
   Other current liabilities                                                                     35,000                35,000

     TOTAL CURRENT LIABILITIES                                                                2,705,000             2,705,000
Notes payable net of discount of $1,238,000 in 2003 *2                                        2,484,000             1,246,000
Notes payable to related parties                                                                340,000               340,000
Capital leases: long term                                                                        86,000                86,000
Convertible debentures, net of discount of $67,000 (2003)                                        17,000                17,000

TOTAL LIABILITIES                                                                             5,632,000             4,394,000
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)
   Class A voting preferred stock,$ .00001 par value, 2,500 shares
     authorized; 2,500 shares issued and outstanding (2003 and 2002)                                 --
   Class B 8% preferred stock,$ .00001 par value, 1,150 shares
     authorized; none outstanding                                                                    --
   Class C preferred stock,$ .00001 par value, 2,996,350 shares authorized;
     923 issued and outstanding in (2003) and 14  issued and outstanding in (2002)                   --
   Common stock,$.00001 par value, 499,950,000,000 shares authorized;
     64,240,000 (2003) and 659,000 (2002)  issued and outstanding                                 1,000                 1,000
   Unearned compensation expense                                                                     --                    --
   Additional paid in capital  *1 *2                                                         56,433,000            42,017,000
   Deficit accumulated during development stage *1 *2                                       (45,304,000)          (43,635,000)
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS EQUITY (DEFICIT)                                                       11,130,000            (1,617,000)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)                                        $ 16,762,000          $  2,777,000
                                                                                 AS PREVIOUSLY REPORTED           AS RESTATED
RESTATED PORTIONS OF THE CONSOLIDATED STATEMENTS OF OPERATIONS

Interest Expense *2                                                                          (3,193,000)           (1,524,000)
Net Loss before Income Taxes *2                                                              (5,587,000)           (3,918,000)
NET LOSS *2                                                                                  (5,497,000)           (3,828,000)
Basic and diluted loss per share - Basic and Diluted                          (0.53)                (0.37)
-----------------------------------------------------------------------------------------------------------------------------


1. Our accounting treatment of the intrinsic value of the change in the beneficial conversion feature resulted in an overstatement to deferred financing costs of $10,478,000 as of December 31, 2003. Additionally, due to the inappropriate capitalization of costs we recognized $1,310,000 of amortization expense during the year.

2. We also over capitalized the value of unissued and unearned warrants associated with the same transaction. This resulted in an overstatement to deferred financing costs of $3,507,000 as of December 31, 2003. Additionally, due to the inappropriate capitalization of costs we recognized $438,000 of amortization expense during the year. The restatement of the warrants resulted in debt discount associated with the new financing of $1,238,000 as of December 31, 2003 and amortized expenses of $79,000.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The names of the directors and executive officers of Xechem and their respective ages and positions with Xechem are as follows:

-------------------------------------------------------------------------------
NAME                                 AGE     POSITION WITH XECHEM
-------------------------------------------------------------------------------
Dr. Ramesh C. Pandey (1)(4)          65      Chief Executive Officer,
                                             President, Chairman of the Board of
                                             Directors, Secretary and Treasurer.
-------------------------------------------------------------------------------
Stephen F. Burg (1)(2)(3)(4)         66      Director and Assistant Treasurer
-------------------------------------------------------------------------------
Leonard Mudry (1)(2)(3)(4)           66      Director
-------------------------------------------------------------------------------
Adesoji Adelaja, Ph.D.               52      Director
-------------------------------------------------------------------------------

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

Executive Compensation.

      Set forth below is information concerning the compensation for 2001, 2002 and 2003 for our President and Chief Executive Officer, who is the only executive officer of Xechem whose compensation exceeded $100,000:

---------------------------------------------------------------------------------------------------------------
                                                                                                     ALL OTHER
                             ANNUAL COMPENSATION                  AWARDS               PAYOUTS     COMPENSATION
---------------------------------------------------------------------------------------------------------------

                                             OTHER       RESTRICTED   SECURITIES
                                            ANNUAL         STOCK      UNDER-LYING      LTIP
       YEAR            SALARY     BONUS  COMPENSATION      AWARDS       OPTIONS       PAYOUTS
--------------------------------------------------------------------------------------------------------------
Dr. Ramesh Pandey

2000                   $140,000     0      $   688       $1,563,000        0              0             0
2001                   $140,000     0      $ 1,380           0             0              0             0
2002                   $140,000     0      $   709           0             0              0             0
2003                   $150,000     0      $ 1,164           0             0              0             0
--------------------------------------------------------------------------------------------------------------

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

      A new long term incentive program was adopted in 2004 calling for the issuance of options, restricted stock or other equity based compensation awards, equivalent to 40,000,000 shares of Common Stock.

   AGGREGATE OPTION EXERCISES IN FISCAL 2003 AND FISCAL YEAR-END OPTION VALUES

      The following table provides information on option exercises during the year ended December 31, 2003 by the directors and executive officers of Xechem and the value of such parties' unexercised stock options as of December 31, 2003.

=============================================================================================================

                                                        NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS
                                                        OPTIONS AT 12/31/03           AT 12/31/03 (1)
-------------------------------------------------------------------------------------------------------------
                            SHARES
                         ACQUIRED ON      VALUE
        NAME             EXERCISE (#)    REALIZED  EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                              (3)          ($)         (3)
-------------------------------------------------------------------------------------------------------------
Dr. Ramesh C. Pandey         13 (2)         0          500              0              $0            $0

Stephen F. Burg               0             0        2,673              0              $0            $0

=============================================================================================================

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

--------------------------------------------------------------------------------------------------------
                                                COMMON STOCK                 CLASS A PREFERRED STOCK
--------------------------------------------------------------------------------------------------------
Name and Address                          Number of         Percent         Number of       Percent of
                                            Shares          of Class         Shares           Class
--------------------------------------------------------------------------------------------------------
William Pursley (12)                     43,000,000(13)      19.6%             --                --
--------------------------------------------------------------------------------------------------------
Stephen F. Burg (3)                       5,002,673(7)       2.28%             --                --
--------------------------------------------------------------------------------------------------------
Ramesh C. Pandey, Ph.D. (4)                  20,640(8)        .01%          2,500(1)            100%
--------------------------------------------------------------------------------------------------------
Leonard Mudry (5)                         5,002,888(9)       2.28%             --                --
--------------------------------------------------------------------------------------------------------
Adesoji Adelaja (6)                         267,390(10)       .12%             --                --
--------------------------------------------------------------------------------------------------------
All directors and executive              10,293,591(11)      4.70%          2,500(1)            100%
officers as a group (4 persons)
--------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
                                    CLASS C PREFERRED STOCK
----------------------------------------------------------------------------------------
Name and Address                    Number of       Percent        Percent of Voting
                                     Shares         of Class         Stock (1)(2)
----------------------------------------------------------------------------------------
William Pursley (12)                     --             --                15.70%
----------------------------------------------------------------------------------------
Stephen F. Burg (3)                      --             --                 1.83%
----------------------------------------------------------------------------------------
Ramesh C. Pandey, Ph.D. (4)             923(2)         100%                4.29%
----------------------------------------------------------------------------------------
Leonard Mudry (5)                        --             --                 1.83%
----------------------------------------------------------------------------------------
Adesoji Adelaja (6)                      --             --                  .10%
----------------------------------------------------------------------------------------
All directors and executive             923(2)         100%                15.71%
officers as a group (4 persons)
----------------------------------------------------------------------------------------

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

As of December 31, 2003 we had the following compensation plans under which our equity securities are authorized for issuance:

-----------------------------------------------------------------------------------------
Plan Category           Number of             Weighted average      Number of
                        securities to be      exercise price of     securities
                        issued upon           outstanding           remaining available
                        exercise of           options, warrants     for future issuance
                        outstanding           and rights            under equity
                        options, warrants                           compensation plans
                        and rights                                  (excluding
                                                                    securities effected
                                                                    in column (a))
-----------------------------------------------------------------------------------------
Equity compensation        37,565,594              16.62                   0
plans approved by
security holders
-----------------------------------------------------------------------------------------
Equity compensation            0                     0                 40,000,000
plans not approved by
security holders
-----------------------------------------------------------------------------------------
Total                      37,565,594              16.62               40,000,000

-----------------------------------------------------------------------------------------


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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.

3(i)(a)     Certificate of Incorporation(1)

3(i)(b)     Certificate of Correction to Certificate of Incorporation(1)

3(ii)       By-Laws(1)

3(i)(c)     Certificate of Amendment to Certificate of Incorporation(2)

3(i)(c)     Certificate of Amendment to Certificate of Incorporation(3)

3(i)(c)(A)  Certificate of Amendment to Certificate of Incorporation.(4)

3(i)(c)(B)  Certificate of Amendment to Certificate of Incorporation5

3(i)(d) Certificate of Designations, Preferences and Rights of Class C Shares (Class C Series 1 Preferred Stock)(3)

3(i)(e) Certificate of Designations, Preferences and Rights (Class C Series 2 and Series 3 Preferred Stock)(3)

3(i)(f) Certificate of Elimination (Class C Series 1, Series 2 and Series 3 Preferred Stock)(3)

3(i)(g) Certificate of Designations, Preferences and Rights of Class C Shares(6) (Class C Series 6 Preferred Stock)

4.1         Representative Unsecured Debenture(4)

4.2         Representative Unsecured Note(5)

4.3         Representative  Subscription  Agreement  for  Purchase of  Unsecured
            Notes(5)

4.4         Representative  Subscription  Agreement  for  Purchase of  Unsecured
            Debentures(4)

4.5         Representative Warrant to Purchase Shares of Common Stock5

10.2        Form of Pandey Option(1)

10.3        Form of Employment Agreement between Xechem and Dr. Pandey(1)

--------------------------------

(1) Incorporated by referenced from our Registration Statement on Form SB-2 (SEC File No. 33-75300NY) referencing the exhibit numbers used in such Registration Statement.

(2) Incorporated by reference from our Annual Report on Form 10-KSB for the year ended December 31, 1995.

(3) Incorporated by reference from our Annual Report on Form 10-KSB for the year ended December 31, 1996.

(4) Incorporated by reference from our Registration Statement on Form S-3 (SEC File No. 333-71742).

(5) Incorporated by reference from our Registration Statement on Form S-3 (SEC File No. 333-97345).

(6) Incorporated by reference from our Registration Statement on Form SB-2 (SEC File NO. 333-97345).

10.17       Patents(1)

10.18       Indemnity agreement between Xechem and Ramesh C. Pandey(1)

10.28       Xechem International, Inc. Amended and Restated Stock Option Plan(2)

10.29       Stockholders   Agreement   dated  November  18,  1996  among  Xechem
            International, Inc., David Blech and Ramesh C. Pandey(7)

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

10.33 Ceptor Agreement among Ceptor Corporation, Xechem International, Inc. and William Pursley

10.34       Employment Agreement between Ceptor Corporation and William Pursley

10.35       Amended  and  Restated   Stock  Option   Agreement   between  Xechem
            International, Inc. and William Pursley

------------------------------
(7) Incorporated by reference from our Form 8-K Current Report dated November 18, 1996.

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

                                                   XECHEM INTERNATIONAL, INC.

                                                  /s/Ramesh C. Pandey
                                                  -----------------------
Date: March 09, 2005                              Ramesh C. Pandey, Ph.D.
                                                  Chief    Executive    Officer,
                                                  President  and Chairman of the
                                                  Board of Directors

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


-------------------------------------------------------------------------------
By:     /s/Ramesh C. Pandey                            Date:  March 09, 2005
        -------------------
        Ramesh C. Pandey, Ph.D.
        Chief Executive Officer, President and
        Chairman of the Board of Directors and
        Chief Accounting Officer
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
By:     /s/Stephen F. Burg                             Date:  March 09, 2005
        ------------------
        Stephen F. Burg
        Director
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
By:     /s/ Leonard Mudry                              Date:  March 09, 2005
        -----------------
        Leonard Mudry
        Director
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
By:     /s/Adesoji Adelaja                             Date:  March 09, 2005
        ------------------
        Adesoji Adelaja, Ph.D.
        Director
-------------------------------------------------------------------------------

                                  EXHIBIT INDEX


Number      Exhibit

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

10.33 Ceptor Agreement among Ceptor Corporation, Xechem International, Inc. and William Pursley

10.34       Employment Agreement between Ceptor Corporation and William Pursley

10.35       Amended  and  Restated   Stock  Option   Agreement   between  Xechem
            International, Inc. and William Pursley

21          Subsidiaries of Xechem

23.2        Consent of Wiss & Co. LLP

31.1        Certification

31.2        Certification

32          Certification