Form 10QSB/A
period 2004-03-31
XECHEM INTERNATIONAL INC
filed 2005-04-04
CIK 919611

Form 10-QSB-A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2004
                               ------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------      -----------------------
For Quarter Ended                   Commission File Number       0-23788
                  ---------------                           --------------------

                           Xechem International, Inc.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

Delaware                                              22-3284803
-------------------------------          ---------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswick, NJ            08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code            (732) 247-3300
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

                                                                        Page No.
                                                                        --------

Part I.    Financial Information

Item 1.    Consolidated Balance Sheets as of
              March 31, 2004 (as restated)
              [Unaudited] and December 31, 2003.....................           3

           Consolidated Statements of Operations
              For the three month period from January 1, 2004
              and 2003 to March 31, 2004 (as restated) and 2003
              and for the period from March 15,1990 (inception)
              to March 31, 2004 (as restated) [Unaudited]...........           4

           Consolidated Statement of Stockholders' Equity
              from March 15,1990 (inception) to March 31, 2004
              (as restated) [Unaudited].............................       5 - 7

           Consolidated Statements of Cash Flows
              For the three month period from January 1, 2004
              and 2003 to March 31, 2004 (as restated) and 2003
              and for the period from March 15,1990 (inception) to
              March 31, 2004 (as restated)  [Unaudited].............       8 - 9

           Notes to Consolidated Financial Statements...............     10 - 23

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations.........     24 - 32

Item 3.     Controls and Procedures.................................          32


Part II.   Other Information .......................................     33 - 35

           Signatures and Certifications............................     36 - 40

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      March 31, 2004   December 31, 2003
                                                                      --------------   -----------------
                                                                       As restated        As restated
                                                                       -----------        -----------
CURRENT ASSETS
   Cash                                                               $    740,000       $    580,000
   Accounts receivable, net of allowance of
     $ 0 (2004) and $7,000 (2003)                                           21,000             27,000
   Prepaid expenses and other current assets                               104,000            109,000
                                                                      -------------------------------

   Total Current Assets                                                    865,000            716,000

 Equipment, less accumulated depreciation of $1,298,000
   (2004) and $1,266,000 (2003)                                            432,000            423,000
 Leasehold improvements, less accumulated amortization
   of $722,000 (2004) and $705,000 (2003)                                  304,000            310,000
 Deposits                                                                   72,000             53,000
 Deferred consulting charge                                                961,000          1,275,000
                                                                      -------------------------------

TOTAL ASSETS                                                          $  2,634,000       $  2,777,000
                                                                      ===============================

CURRENT LIABILITIES
   Accounts payable                                                   $    671,000       $    601,000
   Accrued expenses to related parties                                     384,000            594,000
   Accrued expenses to others                                              593,000            380,000
   Note payable to bank                                                         --             55,000
   Notes payable to related party, net of discount of $4,000
     (2004) and $9,000 (2003)                                              600,000            595,000
   Notes payable                                                                --            200,000
   Convertible notes, net of discount of $26,000 (2004)
     and $99,000 (2003)                                                     19,000            218,000
   Capital leases: short-term                                               27,000             27,000
   Other current liabilities                                                35,000             35,000
                                                                      -------------------------------

     Total Current Liabilities                                           2,329,000          2,705,000
                                                                      -------------------------------

Notes payable , net of discount of $1,706,000 (2004)
  and $1,238,000 (2003)                                                  2,278,000          1,246,000
Notes payable to related parties                                           275,000            340,000
Capital leases: long term                                                   80,000             86,000
Convertible debentures, net of discount of
  $65,000 (2004) and $67,000 (2003)                                         19,000             17,000
                                                                      -------------------------------
TOTAL LIABILITIES                                                        4,981,000          4,394,000
                                                                      -------------------------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)
   Class A voting preferred stock,$ .00001 par value,
     2,500 shares authorized; 2,500 shares issued and
     outstanding (2004 and 2003)                                                --                 --
   Class B 8% preferred stock,$ .00001 par value,
     1,150 shares authorized; none outstanding                                  --                 --
   Class C preferred stock,$ .00001 par value,
     2,996,350 shares authorized; 6923 issued and
     outstanding in (2004) and 923 issued and outstanding in (2003)             --                 --
   Common stock,$.00001 par value, 499,950,000,000
     shares authorized; 198,131,000(2004) and
      64,240,000 (2003) issued and outstanding                               2,000              1,000
   Additional paid in capital                                           50,610,000         42,017,000
   Deficit accumulated during development stage                        (52,959,000)       (43,635,000)
                                                                      -------------------------------

   Total Stockholders Equity (Deficit)                                  (2,347,000)        (1,617,000)
                                                                      -------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)                   $  2,634,000       $  2,777,000
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

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Cumulative from
                                                                        MARCH 15, 1990
                                                                    (Date of Inception) to
                                               THREE MONTHS ENDED   ----------------------
                                                   MARCH 31                MARCH 31
                                            ----------------------         --------
                                            2004              2003           2004
                                            ----              ----           ----
                                        As restated                      As restated
Revenues:                               $     60,000    $    123,000    $  2,008,000

Expenses:
   Research and development                5,445,000         180,000      16,869,000
   General and administrative              3,456,000         493,000      20,364,000
   Writedown of inventory
      & intangibles                               --              --       1,861,000
                                        ------------    ------------    ------------
                                           8,901,000         673,000      39,094,000
                                        ------------    ------------    ------------
   Loss from Operations                   (8,841,000)       (550,000)    (37,086,000)
                                        ------------    ------------    ------------

Other Income(Expense) - Net:

   Interest Expense - Related Party          (13,000)        (11,000)     (8,954,000)

   Interest Expense                         (471,000)        (77,000)     (8,798,000)

   Other(net)                                  1,000              --         194,000
                                        ------------    ------------    ------------
                                            (483,000)        (88,000)    (17,558,000)
                                        ------------    ------------    ------------

Net Loss before Income Taxes              (9,324,000)       (638,000)    (54,644,000)

   Sale of New Jersey net operating
    loss carryforwards                            --              --       1,685,000
                                        ------------    ------------    ------------
   Net Loss                             $ (9,324,000)   $   (638,000)   $(52,959,000)
                                        ============    ============    ============

Basic and diluted loss per
 common share                           $      (0.08)   $      (0.38)
                                        ============    ============
Weighted average number
  of common shares
  outstanding - Basic and Diluted        113,643,680       1,678,570
                                        ============    ============

The notes to consolidated financial statements are an integral part of these statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
       FOR THE PERIOD MARCH 15, 1990 (DATE OF INCEPTION) TO MARCH 31, 2004
                                   As restated
                                   (UNAUDITED)

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                           Unearned       Additional        During
                                                             Number of                   Compensation  Paid-In-Capital   Development
                                                           shares issued     Par value      Expense    (As Reclassified)    Stage
                                                           -------------------------------------------------------------------------
Common stock issued to Dr. Pandey in 1990 in exchange
      for equipment  recorded at transferor's cost                    --   $         --  $         --   $    125,000

    Laboratory and research equipment contributed to
      capital by Dr. Pandey in 1990 and 1991                          --             --            --        341,000

    Contribution to capital relating to unconsummated
      acquisition in 1992                                             --             --            --         95,000

    Exchange of securities of newly formed parent for
      outstanding securities of entities owned by Dr. Pandey       1,000             --            --     13,840,000

    Initial public offering in 1995 at $ 5 per share,
    less related expenses                                          1,000             --            --      4,543,000

    Stock options granted at exercise prices below market:
                               1994                                   --             --            --         51,000
                               1995                                   --             --            --      1,110,000
                               1996                                   --             --            --         18,000
                               1997                                   --             --            --         31,000

    Private placements, less related expenses:
      In 1995 at $ 3.00 per share                                     --             --            --        389,000
      In 1996 at $ 3.00 per share, net of a related 66,000
        shares returned by Dr. Pandey                                 --             --            --         53,000
      In 1997 at $ 0.05 per share                                 15,000             --            --      2,291,000

    Shares issued in 1996 at $ 0.38 per share upon termination
      of agreement to sell a minority interest in a subsidiary        --             --            --        100,000

    Conversion of preferred stock into common stock at
    $ 1.25 to $ 1.75 per share less related costs:
                               In 1996                             1,000             --            --      1,995,000
                               In 1997                            15,000          1,000            --      2,131,000

    Conversion of debt into common stock in 1996 at $ 0.25 per
      share                                                           --             --            --        369,000

    Shares issued in settlement of a lawsuit in 1996 valued at
      $ 1.31 per share                                                --             --            --         33,000

    Conversion of Dr. Pandey's preferred stock and debt into
      common stock in 1997 at $ 0.0625 per share                   6,000             --            --      1,214,000

    Other                                                             --             --            --         16,000

    Private placement at $ 0.05 per share                          4,000             --            --        559,000

    Contribution to capital by stockholders of equity
      interest in X-chem India                                        --             --            --         79,000

    Conversion of debt into common stock at $ 0.05 per share       3,000             --            --        440,000

    Stock issued to Fortress Financial at $ 0.0001 per share          --             --            --             --

    Return of capital to David Blech or his designees                 --             --            --       (261,000)

    Sale of common stock in 1999 pursuant to Blech
      agreement at $0.01 per share                                15,000          1,000            --        444,000

    Conversion of debt due related parties in 1999
      at $0.01 per share                                          15,000             --            --        360,000

    Shares issued to directors, employees and
     consultants in 1999 for services valued at
     $ 0.037 per share                                             4,000             --            --        410,000
     Capital arising from issuance of Class C Stock (Note 7):
          Series 4                                                    --             --            --        400,000
          Series 5                                                    --             --            --      1,564,000

     Net loss from inception to December 31, 1999                                                                       (32,493,000)
                                                                  ------   ------------  ------------   ------------   -------------
BALANCES AT DECEMBER 31, 1999                                     80,000   $      2,000  $         --   $ 32,740,000   $(32,493,000)

 Stock options exercised at $ .01 per share                           --             --            --          4,000

  Issuance of 1,500,000 options at $.01 per share
     with a FMV of $ .06  per share for services rendered             --             --            --         75,000

 Conversion of Class C preferred stock to common shares           27,000          1,000            --         (1,000)

The notes to consolidated financial statements are an integral part of these statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
       FOR THE PERIOD MARCH 15, 1990 (DATE OF INCEPTION) TO MARCH 31, 2004
                                   As restated
                                   (UNAUDITED)

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                           Unearned       Additional        During
                                                             Number of                   Compensation  Paid-In-Capital   Development
                                                           shares issued     Par value      Expense    (As Reclassified)    Stage
                                                           -------------------------------------------------------------------------
Conversion of debt to shares of Common Stock @ $0.01 per share     5,000             --            --        164,000

 Private placement of shares of Common Stock @ $0.08  per share       --             --            --         80,000

 Issuance of Common Stock  @ $0.096  per share for services
   rendered                                                        1,000             --            --        107,000

 Stock options exercised at $ .01 per share with a FMV of $0.076
   per share                                                          --             --            --          5,000

 Conversion of debt to shares of Common Stock @ $0.01 per share    1,000             --            --         22,000

 Stock options exercised at $ .01 per share                           --             --            --          1,000

 Beneficial Conversion feature of notes payable                       --             --            --        286,000

 Charge to operations resulting from Options granted to
  Directors, Consultants and Employees                                --             --            --        192,000

 Unearned Stock Compensation Expense Related to
  Options granted to Directors,Consultants and Employees              --             --      (406,000)       406,000

 Increase in Equity Interest in Xechem India                          --             --            --         19,000

    Net loss for year ended December 31, 2000                         --            --             --             --     (1,971,000)
                                                                 -------   ------------  ------------   ------------   -------------
BALANCES AT DECEMBER 31, 2000                                    114,000   $      3,000    $ (406,000)  $ 34,100,000   $(34,464,000)

 Stock issued for services rendered                                2,000             --            --         68,000

  Amortization of unearned stock compensation                         --             --       197,000             --

 Stock options exercised at $ .01 per share                           --             --            --          6,000

 Beneficial Conversion feature of notes payable                       --             --            --        216,000

 Unearned Stock Compensation Expense Related to
  Options granted to Directors and Employees                          --             --       (75,000)        76,000

 Stock Options Granted to Consultants                                 --             --            --         16,000

 Stock issued for cancellation of indebtedness                     1,000             --            --         15,000

Shares issued upon conversion of debentures                        9,000          1,000            --         68,000

    Net loss for year ended December 31, 2001                         --             --            --             --     (1,744,000)
                                                                 -------   ------------  ------------   ------------   -------------
BALANCES AT DECEMBER 31, 2001                                    126,000   $      4,000  $   (284,000)  $  34,565,00   $(36,208,000)

Shares issued upon conversion of debentures @ $  .001 per share   44,000          1,000                      188,000

Stock issued for services rendered @ $.007 per share                  --                                      10,000

Stock options exercised @ $ .01/share                                 --

Amortization of unearned stock compensation                                                    45,000

Beneficial conversion feature of notes payable                                                                52,000

Shares issued upon conversion of debentures@ $  .001 per share    20,000          1,000                       74,000

Amortization of unearned stock compensation                                                    44,000

Stock options issued @$ .006/share : 16,000,000 options                                      (160,000)       160,000

Amortization of stock options compensatory charge
  over service period                                                                          40,000

Stock options exercised @ $ .006/share                             2,000                                      30,000

Beneficial conversion feature of debentures                                                                  148,000

Record value of warrants issued                                                                              272,000

Beneficial conversion feature of notes payable                                                                35,000

Shares issued upon conversion of debentures@ $  .001 per share    95,000          3,000                      318,000

Stock issued for services rendered @ $  .003 per share             7,000                                      60,000

Amortization of unearned stock compensation                                                    45,000

The notes to consolidated financial statements are an integral part of these statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
       FOR THE PERIOD MARCH 15, 1990 (DATE OF INCEPTION) TO MARCH 31, 2004
                                   As restated
                                   (UNAUDITED)

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                           Unearned       Additional        During
                                                             Number of                   Compensation  Paid-In-Capital   Development
                                                           shares issued     Par value      Expense    (As Reclassified)    Stage
                                                           -------------------------------------------------------------------------
Amortization of beneficial conversion feature of notes
  payable                                                                                                    104,000

Amortization of stock options compensatory charge over
  service period                                                                               40,000

Shares issued upon conversion of debentures@ $  .0005
  per share                                                      362,000         11,000                      533,000

Stock issued for services rendered @ $  .0007 per share            3,000                                       7,000

Amortization of unearned stock compensation                                                    32,000

Amortization of beneficial conversion feature of
  notes payable                                                                                              662,000

Amortization of stock options compensatory charge over
  service period                                                                               40,000

Finders fee for convertible debt issuance                                                                   (130,000)

Record debt discount on notes & debentures                                                                 1,068,000

Cost incurred with stock options issued for service                                                           18,000

  Net loss for the year ended December 31, 2002                                                                          (3,599,000)
                                                             -----------   ------------  ------------   ------------   -------------
BALANCES AT DECEMBER 31, 2002 (AS RECLASSIFIED)                  659,000   $     20,000  $   (158,000)  $ 38,174,000   $(39,807,000)

Effect of Reverse Stock Split                                                   (19,000)                      19,000

Shares issued upon conversion of notes @ an avg
  of $  .0002 per share                                          422,000                                     254,000

Shares issued upon conversion of notes @ an avg
  of $  .00006 per share                                         972,000                                     171,000

Shares issued upon conversion of notes & debentures
  @ $  .000025 per share                                       1,091,000                                      84,000

Shares issued upon conversion of notes @ an avg
  of $  .06 per share                                            789,000                                      47,000

Shares issued upon conversion of notes @ an avg
  of $  .055 per share                                            63,000                                       3,000

Shares issued upon conversion of notes @ an avg
  of $  .03 per share                                         10,673,000                                     320,000

Shares issued upon conversion of notes @ an avg
  of $  .0025 per share                                       49,571,000                                     125,000

Amortization of unearned stock compensation                                                   158,000

Fair value of shares to be issued in conjunction with loans                                                   78,000

Fair value of shares to be issued in conjunction
  with consulting                                                                                             25,000

Issuance of warrants                                                                                       2,647,000

Beneficial conversion feature of loans                                                                        70,000

  Net loss for the year ended December 31, 2003                                                                          (3,828,000)
                                                             -----------   ------------  ------------   ------------   -------------
BALANCES AT DECEMBER 31, 2003                                 64,240,000   $      1,000  $         --   $ 42,017,000   $(43,635,000)
                                                             ===========   ============  ============   ============   =============
Shares issued upon conversion of notes
  @ an avg of $  .0025 per share                             124,348,000          1,000                      310,000

Private placement @.07 per share                               9,143,000                                     640,000

Stock issued for services rendered @ an avg
  of $  .12 per share                                            400,000                                      24,000

Shares of Preferred Class C issued for Ceptor purchase                                                     4,760,000

Ceptor options isued to Pursley                                                                            2,083,000

Issuance of warrants                                                                                         776,000

  Net loss for the quarter ended March  31, 2004                                                                       $ (9,324,000)
                                                             -----------   ------------  ------------   ------------   -------------
BALANCES AT March  31, 2004                                  198,131,000   $      2,000  $         --   $ 50,610,000   $(52,959,000)
                                                             ===========   ============  ============   ============   =============

The notes to consolidated financial statements are an integral part of these statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Cumulative from
                                                                                        March 15, 1990
                                                               Three Months Ending     date of inception)
                                                                     March 31             to March 31,
                                                          ---------------------------    --------------
                                                               2004             2003         2004
                                                               ----             ----         ----
                                                           As restated                    As restated
                                                           -----------                   ------------
Cash flows from operating activities:
    Net loss                                               $ (9,324,000)  $   (638,000)  $(52,959,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                               32,000         18,000      1,200,000
      Amortization                                               17,000         17,000        894,000
      Amortization of beneficial conversion features             80,000             --      1,503,000
      Amortization of warrants issued                                --             --        215,000
      Stock options issued                                    2,107,000             --      2,267,000
      Unearned compensation                                          --         40,000        284,000
      Interest and compensation expense in connection
        with issuance of equity securities                      308,000         35,000     19,210,000
      Write down of inventories                                      --             --      1,344,000
      Write down of patents                                          --             --        517,000
     Write-off of acquired research and development costs     5,034,000             --      5,123,000
     Amortization of deferred consulting charge                 313,000             --        368,000

    Changes in operating assets and liabilities
     (Increase) decrease in:
        Accounts receivable                                       6,000          3,000        (21,000)
        Inventories                                                  --             --     (1,339,000)
        Prepaid expenses and other current assets                24,000        (45,000)        43,000
        Other                                                        --             --        (20,000)
      Increase (decrease) in:
        Accounts payable                                         70,000        162,000        694,000
        Other current liabilities                                    --             --        (35,000)
        Accrued expenses                                          6,000         14,000        974,000
                                                           ------------   ------------   ------------
Net cash flows used in operating activities                  (1,327,000)      (394,000)   (19,738,000)
                                                           ------------   ------------   ------------

The notes to consolidated financial statements are an integral part of these statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                        March 15, 1990
                                                               Three Months Ending     date of inception)
                                                                     March 31              to March 31,
                                                          ---------------------------     --------------
                                                               2004            2003           2004
                                                               ----            ----           ----
                                                           As restated                     As restated
                                                           -----------                     ------------
Net cash flows from operating activities                    (1,327,000)      (394,000)      (19,738,000)
                                                           -----------      ---------      ------------

Cash flows from (used in) investing activities:
    Patent issuance costs                                           --             --          (548,000)
    Cash acquired in acquisition                                18,000             --            18,000
    Purchases of equipment and leasehold improvements          (51,000)       (17,000)       (2,172,000)
    Investment in unconsolidated entity and others                  --             --           (23,000)
    Other                                                      (19,000)            --           (27,000)
                                                           -----------      ---------      ------------

Net cash flows used in investing activities:                   (52,000)       (17,000)       (2,752,000)
                                                           -----------      ---------      ------------

Cash flows from (used in) financing activities:
    Proceeds from related party loans                               --         10,000         2,197,000
    Proceeds from notes payable and convertible notes        1,225,000        310,000         5,398,000
    Proceeds from short term loans                                  --             --         4,166,000
    Capital contribution                                            --             --            95,000
    Net payments on capital leases                              (6,000)        (2,000)          (26,000)
    Payments on interim loans                                 (200,000)            --          (808,000)
    Payments on notes payable - others                         (55,000)            --          (634,000)
    Payments on stockholder loans                              (65,000)            --          (712,000)
    Proceeds from issuance of capital stock                    640,000             --        13,554,000
                                                           -----------      ---------      ------------

    Net cash flows from financing activities:                1,539,000        318,000        23,230,000
                                                           -----------      ---------      ------------

    Net change in cash                                         160,000        (93,000)          740,000
Cash, beginning of period                                      580,000        135,000                --
                                                           -----------      ---------      ------------
Cash, end of period                                        $   740,000      $  42,000      $    740,000
                                                           ===========      =========      ============

Supplemental disclosures of cash flow information:
  Cash paid during the periods for:
                                                           -----------      ---------      ------------
      Interest paid - related party                        $    13,000      $  11,000      $    297,000
                                                           ===========      =========      ============
      Interest paid - other                                $        --      $   1,000      $    179,000
                                                           ===========      =========      ============

Noncash financing and investing activities

   Net assets of Xechem India contributed to capital and
    minority interest                                      $        --      $      --      $    118,000
                                                           ===========      =========      ============
   Liabilities exchanged for preferred and common stock    $        --      $      --      $  1,271,000
                                                           ===========      =========      ============
   Equipment purchased through financing                   $        --      $      --      $    134,000
                                                           ===========      =========      ============
   Securities issued as payment on related party note      $        --      $      --      $     20,000
                                                           ===========      =========      ============
   Shares issued upon conversion of debentures, notes
       and related interest                                $   311,000      $ 477,000         1,448,000
                                                           ===========      =========      ============
  Convertible notes refinanced by notes payable            $        --      $ 367,000      $    367,000
                                                           ===========      =========      ============
   Warrants Issued                                         $        --      $      --      $    193,000
                                                           ===========      =========      ============
   Warrants Issued for services                            $        --      $      --      $  1,330,000
                                                           ===========      =========      ============
   Debt Discount related to financing agreements           $        --      $      --      $     70,000
                                                           ===========      =========      ============
Warrants issued in conjunction with financing agreement    $   776,000      $      --      $  2,093,000
                                                           ===========      =========      ============
   Preferred Stock issued in asset acquisition             $ 4,760,000      $      --      $  4,760,000
                                                           ===========      =========      ============
Assts and Liabilites acquired/assumed in asquistion:
   Long-term Debt                                          $   275,000      $      --      $    275,000
                                                           ===========      =========      ============
   Prepaid Expenses                                        $    18,000      $      --      $     18,000
                                                           ===========      =========      ============
   Accrued Expenses                                        $    36,000      $      --      $     36,000
                                                           ===========      =========      ============

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

Acquired In-Process Research and Development Charges

In-process research and development (IPR&D") charges are recorded in connection with acquisitions and represent the value assigned to acquired assets which have not yet reached technological feasibility and for which there is no alternative use. Fair value is generally assigned to these assets based on the net present value of the projected cash flows expected to be generated by those assets. Significant assumptions underlying these cash flows include our assessment of the timing and our ability to successfully complete the in-process research and development project, projected cash flows associated with the successful completion of the project, and interest rates used to discount these cash flows to their present value. The acquisition of the IPR&D was consummated by issuing Xechem's Class C Series 7 Preferred Stock, which was immediately convertible into shares of common stock. We determined the best measure for determining the fair value was the average closing price of Xechem's common stock for a reasonable period of time before and after the terms of the acquisition were agreed to and announced. See Ceptor Corporation

NOTE 2 - Restatement

Subsequent to the issuance of our financials statements for the three months ended March 31, 2004 management determined that certain amounts reported in the quarterly financial statements should be restated to reflect the correction of errors made.

The reclassification as of March 31, 2004, had the following effects:

----------------------------------------------------------  ------------    ------------
CONSOLIDATED BALANCE SHEETS                                 As Previously
                                                              Reported       As Restated
----------------------------------------------------------  ------------    ------------
Deferred financing charges *1 *2                            $ 11,363,000              --
----------------------------------------------------------  ------------    ------------

----------------------------------------------------------  ------------    ------------
TOTAL ASSETS                                                $ 13,997,000    $  2,634,000
----------------------------------------------------------  ------------    ------------

----------------------------------------------------------  ------------    ------------

----------------------------------------------------------  ------------    ------------
Notes payable net of discount of $1,706,000 in 2004 *2      $  3,984,000    $  2,278,000
----------------------------------------------------------  ------------    ------------

----------------------------------------------------------  ------------    ------------
TOTAL LIABILITIES                                           $  6,687,000    $  4,981,000
----------------------------------------------------------  ------------    ------------
   Additional paid in capital  *1 *2                        $ 64,250,000    $ 50,610,000
----------------------------------------------------------  ------------    ------------
   Deficit accumulated during development stage *1 *2       $(56,943,000)   $(52,959,000)
----------------------------------------------------------  ------------    ------------

----------------------------------------------------------  ------------    ------------
   Total Stockholders Equity (Deficit)                      $  7,309,000    $ (2,347,000)
----------------------------------------------------------  ------------    ------------

----------------------------------------------------------  ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)         $ 13,996,000    $  2,634,000
----------------------------------------------------------  ------------    ------------
RESTATED PORTIONS OF THE CONSOLIDATED STATEMENTS OF         As Previously
  OPERATIONS                                                  Reported       As Restated
----------------------------------------------------------  ------------    ------------

----------------------------------------------------------  ------------    ------------
Interest Expense *2                                         $ (2,786,000)   $   (471,000)
----------------------------------------------------------  ------------    ------------
Net Loss before Income Taxes *2                             $(11,639,000)   $ (9,324,000)
----------------------------------------------------------  ------------    ------------
Basic and diluted loss per share                            $      (0.10)   $      (0.08)
----------------------------------------------------------  ------------    ------------


1. Our accounting treatment of the intrinsic value of the change in the beneficial conversion feature resulted in an overstatement to deferred financing costs of $8,514,000 as of March 31, 2004.

Additionally, due to the inappropriate capitalization of costs we overstated $1,965,000 of amortization expense during the three month period from January 1, 2004 through March 31, 2004.

2. We also over capitalized the value of warrants associated with the same transaction. This resulted in an overstatement to deferred financing costs of $2,849,000 as of March 31, 2004. Additionally, due to the inappropriate capitalization of costs we previously recognized $658,000 of amortization expense during the three month period from January 1, 2004 through March 31, 2004.

The restatement of the warrants resulted in debt discount associated with the new financing of $ 1,706,000 as of March 31, 2004 and amortization expenses of $308,000 during the three month period from January 1, 2004 through March 31, 2004.

[3] Basis of Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our consolidated financial position at March 31, 2004 as restated and the consolidated results of its operations for the three months ended March 31, 2004 as restated and 2003 and for the cumulative period from March 15, 1990 (date of inception) to March 31, 2004 as restated . These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-KSB/A for the year ended December 31, 2003. The results of operations for the three-month periods ended March 31, 2004 as restated and 2003 are not necessarily indicative of the operating results for a full year.

As a result of our net losses through December 31, 2003 and accumulated deficit since inception, our auditors, in their report on our financial statements for the year ended December 31, 2003 as restated , included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of March 31, 2004. Our research and development activities and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

We received $1,225,000 in the first three months of 2004 from investor financing which became a note payable, the terms of which are detailed in Note 8, Notes Payable, and $640,000 from a private offering of our common stock at 7 cents per share which resulted in the issuance of 9,142,857 shares of our common stock.

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

[4] Estimates
In preparing financial statements in conformity with generally accepted accounting principles management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[5] Note Payable Bank

Note payable bank at December 31, 2003 totaled approximately $55,000. This loan had been collateralized by all tangible assets including accounts receivables. The $55,000 loan represented borrowings against a $ 55,000 line-of-credit at interest rate of 6.00% as of December 31, 2003 from the Bank of New York. This note was paid in full during the first quarter of 2004.


[6] Convertible Notes

Convertible notes consists of the following:      December 31,         March 31,
                                                         2003               2004
                                                     --------           --------
Unsecured Convertible Notes (A)                      $317,000           $ 45,000
Less Unamortized Debt Discount                         99,000             26,000
                                                     --------           --------
Total Convertible Notes                              $218,000           $ 19,000
                                                     ========           ========

(A) On May 23, 2002, we received approximately $1,134,000 from "Unsecured Convertible Notes" less $130,000 in legal and finder's fees. The term of these notes is for two (2) years with simple interest accruing at the annual rate of 8% payable on May 23, 2004 (the Maturity Date). These notes are convertible into shares of our common stock after six months from receipt, the conversion price of the Notes is $0.0025. In addition, certain the holders of `Unsecured Convertible Notes were issued five-year warrants to purchase 11,853 shares of common stock at an exercise price of $30 per share, with .01333 warrants issued for each $1.00 of investment in notes. These notes may not be redeemed or paid before the Maturity Date without consent of the Borrower. The estimated fair value of the warrants of approximately $271,000 and the intrinsic value of the beneficial conversion feature of approximately $834,000 have been allocated to paid-in capital. This resulting debt discount is being amortized on a straight-line basis over the term of the notes.

The interest on those notes accrues and is payable upon maturity and, at the option of the holder, may be converted into common stock, by a defined formula.

During 2004 we had the following activity concerning the "Unsecured Convertible Notes":

------------------ ----------- -------------------- ------------------- -------------- ---------
Balance 12/31/03   Additions   Converted Principal  Converted Interest  Shares Issued  Balance
                                                                                       03/31/04
------------------ ----------- -------------------- ------------------- -------------- ---------
$ 317,000             --       $272,000             $39,000             124,347,583    $45,000
------------------ ----------- -------------------- ------------------- -------------- ---------

As of March 31, 2004 we have accrued interest relating to the notes of approximately $7,000.

[7] Convertible Debentures

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

[8] Notes Payable

Notes Payable consists of the following:            December 31,      March 31,
                                                     ---------------------------
                                                        2003            2004
                                                     -----------    -----------
                                                                   (As Restated)
Secured Notes Payable (A)                            $ 1,134,000    $ 1,134,000
$6,000,000 Unsecured Loan (B)                          1,350,000      2,575,000
Less unamortized debt discount                        (1,238,000)    (1,706,000)
Unsecured Note (C)                                             0        275,000
Alembic, Ltd. (D)                                        200,000              0
                                                     -----------    -----------
Total Notes Payable                                    1,446,000      2,278,000
Less Current Portion                                     200,000              0
                                                     -----------    -----------
Total Long Term Notes Payable                        $ 1,246,000    $ 2,278,000
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

(B)Agreement to Fund $6,000,000 Unsecured Loan
----------------------------------------------
We have entered into a letter agreement ("Note Purchase Agreement") dated November 11, 2003 with Marjorie Chassman and designees (the "Investor") to issue $6,000,000 of unsecured promissory notes (the "New Notes") over a 12 month period, to be funded: (i) $700,000 by November 25, 2003; (ii) $650,000 by December 24, 2003; (iii) $500,000 per month for January and February, 2004; (iv) $450,000 for March, April and May, 2004; (v) $400,000 for June, July, August, September and October, 2004; and (vi) $300,000 for November, 2004. Proceeds from the loans for 2004 are due on the first business day of the month, subject to a 30-day grace period. The New Notes will bear interest at 8% per annum and mature 18 months from the date of the agreement. The funding of the New Notes was conditioned upon satisfaction and subject to all of other matters discussed below and execution of definitive documents consistent with the letter agreement. In addition, we granted five year warrants to purchase 30 million shares of Xechem common stock at an exercise price of $.0025, subject to anti-dilution terms. The warrants will not be exercisable until one year after issuance. The warrants will be earned as funding of the loan is completed, as of March 31, 2004 12,875,000 warrants have been earned. As of March 31, 2004 we recognized expenses of $389,000 and debt discount of $1,706,000 in connection with these warrants.

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

[9] Notes Payable to Related Parties

During the three months ended March 31, 2004, we repaid $65,000 of principal due Dr, Ramesh C. Pandey.

[10] Legal Proceedings

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

[11] Net Loss Per Share

Net loss per share was calculated using the weighted average number of common shares outstanding. For the three months ended March 31, 2004 as restated and 2003, stock options and warrants respectively have been excluded from the calculation of diluted loss per share, as they are antidilutive.

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

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                           Quarter Ended
                                                       March 31,      March 31,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------
                                                    (As Restated)
                                                    -------------
Net loss, as reported                                $(9,324,000)   $  (638,000)

Stock-based employee compensation
  expense under fair value method,
  net of related tax effects                                   0         (5,000)
                                                     -----------    -----------
Pro forma net loss                                   $(9,324,000)   $  (643,000)
                                                     ===========    ===========

Loss per share:
         Basic and diluted, as reported              $     (0.08)   $     (0.38)
                                                     ===========    ===========
         Basic and diluted, pro forma                $     (0.08)   $     (0.39)
                                                     ===========    ===========

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

[14] Equity and Option Transactions

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



--------------------------------------------------------------------------------
NAME               NO. OF OPTIONS          PRICE                  TERM
--------------- ------------------- ------------------ -------------------------
Leonard Mudry            5,000,000             $ 0.01           10 Years
--------------- ------------------- ------------------ -------------------------
Stephen Burg             5,000,000             $ 0.01           10 Years
--------------- ------------------- ------------------ -------------------------
Soji Adelaja*            5,000,000             $ 0.01           10 Years
--------------- ------------------- ------------------ -------------------------
WILLIAM PURSLEY         43,000,000           $ 0.0025            5 Years
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


[15] Subsequent Events

Ceptor Financing Agreement
--------------------------

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


Bridge Loan Agreements
----------------------

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

Alembic Transactions
--------------------

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

Item 2.    Management's Discussion and Analysis.(1)
           ----------------------------------------

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


Results of Operations
---------------------

The Three months Ended March 31, 2004 vs. The Three months Ended March 31, 2003

The following table sets forth certain statement of operations data for the cumulative period from inception (March 15, 1990) to March 31, 2004, as restated, and for each of the three months ended March 31, 2004, as restated, and March 31, 2003.

                                                                     Cumulative
                                            Three Months Ended      Inception to
                                                 March 31,             March 31,
                                              2004         2003         2004
                                          (As Restated)            (As Restated)
                                                  (in thousands)
Revenue                                    $     60      $    123      $  2,008
Research and Development Expense           $  5,445      $    180      $ 16,869
General and Administrative Expenses        $  3,456      $    493      $ 20,364
Writedown of Inventory And Intangibles     $     --      $     --      $  1,861
Loss from Operations                       $ (8,841)     $   (550)     $(37,086)
Other Income (Expense)                     $   (483)     $    (88)     $(17,558)
Net Loss before Income Taxes               $ (9,324)     $   (638)     $(54,644)


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


General and Administrative
--------------------------

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

Interest expense increased approximately $394,000 for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 arising from deferred finance and debt discount, which are non-cash in nature

We anticipate that general and administrative expenses will increase, except for the Ceptor charges, with the expansion of our operations and marketing efforts. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. The exact number and nature of persons hired and our expenses for such persons will depend on many factors, including the capabilities of those persons who seek employment with us and the availability of additional funding to finance these efforts.

Liquidity and Capital Resources; Plan of Operations
---------------------------------------------------

On March 31, 2004, we had cash and cash equivalents of $740,000, negative working capital of $1,464,000 and stockholders' deficit of $2,347,000.

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

In addition, we granted the Investor five year warrants to purchase 30 million shares of Xechem common stock at an exercise price of $.0025, subject to anti-dilution terms. The warrants will not be exercisable until one year after issuance. The estimated fair value of the warrants as of March 31, 2004 is $2,093,000 has been allocated to paid-in capital. This debt discount fee is being amortized over the term of the notes.

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


      XECHEM INTERNATIONAL, INC.

      Date: April 4, 2005



                                  /s/  Ramesh C. Pandey
                                  ----------------------------------------------
                                  Ramesh C. Pandey, Ph.D.

                                  President/Chief Executive Officer