Form 10QSB/A
period 2004-06-30
XECHEM INTERNATIONAL INC
filed 2005-04-08
CIK 919611

Form 10-QSB-A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 2004
                               -------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------   -------------------------

For Quarter Ended                Commission File Number 0-23788
                  ------------                                 -----------------

                           Xechem International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                  22-3284803
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

New Brunswick Technology Center
100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswick, NJ       08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (732) 247-3300
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

                                                                        Page No.

Part I.  Financial Information

Item 1.  Consolidated Balance Sheets as of
           June 30, 2004 (As Restated) [Unaudited] and
           December 31, 2003.....................................         3

         Consolidated Statements of Operations
           For the three and six month periods ended
           June 30, 2004 (As Restated) and 2003 and cumulative
           from March 15,1990 (inception) to June 30, 2004
           (As Restated) [Unaudited] ............................         4

         Consolidated Statement of Stockholders' Equity from
           March 15,1990 (inception) to June 30, 2004
           (As Restated)  [Unaudited]............................         5 - 7

         Consolidated Statements of Cash Flows
           For the three and six month periods ended
           June 30, 2004 (As Restated) and 2003 and cumulative
           from March 15,1990 (inception) to June 30, 2004
           (As Restated)  [Unaudited] ...........................         8 - 9

         Notes to Consolidated Financial Statements..............        10 - 25

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations  .......        26 - 34

Item 3.  Controls and Procedures.................................        34 - 35


Part II. Other Information ......................................        36 - 37

         Signatures and Certifications...........................        38 - 43

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS


                                                                                                June 30, 2004   December 31, 2003
                                                                                                -------------   -----------------
                                                                                                 (UNAUDITED)
CURRENT ASSETS                                                                                   As restated        As restated
                                                                                                -------------   -----------------
   Cash                                                                                         $   1,493,000   $         580,000
   Accounts receivable, net of allowance of  $ 0 (2004) and $7,000 (2003)                              62,000              27,000
   Prepaid expenses and other current assets                                                          110,000             109,000
                                                                                                ---------------------------------

   Total Current Assets                                                                             1,665,000             716,000

 Equipment, less accumulated depreciation of $1,324,000 (2004) and $1,266,000 (2003)                  465,000             423,000
 Leasehold improvements, less accumulated amortization of $739,000 (2004) and $705,000 (2003)         286,000             310,000
 Deposits                                                                                              72,000              53,000
 Deferred consulting charge                                                                           610,000           1,275,000
                                                                                                ---------------------------------

TOTAL ASSETS                                                                                    $   3,098,000   $       2,777,000
                                                                                                =================================

CURRENT LIABILITIES
   Accounts payable                                                                             $     664,000   $         601,000
   Accrued expenses to related parties                                                                384,000             594,000
   Accrued expenses to others                                                                         632,000             380,000
   Note payable to bank                                                                                  --                55,000
   Notes payable to related party, net of discount of $0 (2004) and $9,000 (2003)                     566,000             595,000
   Current portion of notes payable,net of discount of $706,000 (2004) and $0 (2003)                  393,000             200,000
   Convertible notes, net of discount of $99,000 (2003)                                                  --               218,000
   Capital leases: short-term                                                                          28,000              27,000
   Other current liabilities                                                                           35,000              35,000
                                                                                                ---------------------------------

     Total Current Liabilities                                                                      2,702,000           2,705,000
                                                                                                ---------------------------------

Notes payable ,net of discount of $1,375,000 (2004) and $1,238,000 (2003)                           2,835,000           1,246,000
Convertible notes, net of discount of $1,460,000 (2004) and $0 (2003)                                  40,000                --
Notes payable to related parties                                                                      265,000             340,000
Capital leases: long term                                                                              74,000              86,000
Convertible debentures, net of discount of $0 (2004) and $67,000 (2003)                                  --                17,000
                                                                                                ---------------------------------

TOTAL LIABILITIES                                                                                   5,916,000           4,394,000

COMMITMENTS & CONTINGENCIES

   Minority Interest                                                                                2,544,000                --

STOCKHOLDERS' EQUITY (DEFICIT)
   Class A voting preferred stock,$ .00001 par value, 2,500 shares
     authorized; 2,500 shares issued and outstanding (2004 and 2003)                                     --                  --
   Class B 8% preferred stock,$ .00001 par value, 1,150 shares
     authorized; none outstanding                                                                        --                  --
   Class C preferred stock,$ .00001 par value, 49,996,350 shares authorized;
     6923 issued and outstanding in (2004) and 923 issued and outstanding in (2003)
     6,000 shares of Series 7 have a liquidation preference of $1,600,000                                --                  --
   Common stock,$.00001 par value 1,950,000,000 shares authorized;
     258,669,000 (2004) and 64,240,000 (2003) issued and outstanding                                    3,000               1,000
   Additional paid in capital                                                                      50,244,000          42,017,000
   Deficit accumulated during development stage                                                   (55,609,000)        (43,635,000)
                                                                                                ---------------------------------

   Total Stockholders' Equity (Deficit)                                                            (5,362,000)         (1,617,000)
                                                                                                ---------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                            $   3,098,000   $       2,777,000
                                                                                                ================================

The notes to consolidated financial statements are an integral part of these statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                             Cummulative from
                                                                                                           MARCH 15, 1990 (Date
                                                THREE MONTHS ENDED                 SIX MONTHS ENDED        of Inception) to
                                                ------------------                 ----------------        --------------------
                                                      JUNE 30,                         JUNE 30,                  JUNE 30,
                                                      --------                         --------                  --------
                                               2004            2003             2004             2003              2004
                                               ----            ----             ----             ----              ----
                                           As restated                       As restated                       As restated
                                           -----------                       -----------                       -----------
Revenues:                                 $      29,000    $     107,000    $      89,000    $     230,000    $   2,037,000

Expenses:
   Research and development                     357,000          194,000        5,802,000          374,000       17,225,000
   General and administrative                 1,765,000          436,000        5,221,000          929,000       22,128,000
   Writedown of inventory
      & intangibles                                --               --               --               --          1,861,000
                                          -------------------------------------------------------------------------------------
                                              2,122,000          630,000       11,023,000        1,303,000       41,214,000
                                          -------------------------------------------------------------------------------------

   Loss from Operations                      (2,093,000)        (523,000)     (10,934,000)      (1,073,000)     (39,177,000)
                                          -------------------------------------------------------------------------------------

Other Income (Expense) - Net:

   Interest Expense - Related Party             (20,000)         (11,000)         (33,000)         (22,000)      (8,974,000)

   Interest Expense                          (1,002,000)         (33,000)      (1,473,000)        (110,000)      (9,801,000)

   Other(net)                                    (3,000)            --             (2,000)          (3,000)         190,000

   Minority Interest Share of Net Loss          468,000             --            468,000             --            468,000
                                          -------------------------------------------------------------------------------------
                                               (557,000)         (44,000)      (1,040,000)        (135,000)     (18,117,000)
                                          -------------------------------------------------------------------------------------

Net Loss before Income Taxes                 (2,650,000)        (567,000)     (11,974,000)      (1,208,000)     (57,294,000)

   Sale of New Jersey net operating
    loss carryforwards                             --               --               --               --          1,685,000
                                          -------------------------------------------------------------------------------------

   Net Loss                               $  (2,650,000)   $    (567,000)   $ (11,974,000)   $  (1,208,000)   $ (55,609,000)
                                          =====================================================================================

Basic and diluted loss per common share   $       (0.01)   $       (0.18)   $       (0.07)   $       (0.46)
                                          =================================================================

Weighted average number of common
Shares outstanding - Basic and Diluted      245,513,697        3,210,000      179,578,689        2,651,000
                                          =================================================================

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD MARCH 15, 1990 (DATE OF INCEPTION) TO JUNE 30, 2004
                                   As restated

                                                                                                                    Unearned
                                                                                   Number of shares               Compensation
                                                                                        issued        Par value      Expense
                                                                                   ----------------------------------------------
    Common stock issued to Dr. Pandey in 1990 in exchange
      for equipment  recorded at transferor's cost                                             --     $    --     $       --

    Laboratory and research equipment contributed to capital
      by Dr. Pandey in 1990 and 1991                                                           --          --             --

    Contribution to capital relating to unconsummated acquisition
      in 1992                                                                                  --          --             --

    Exchange of securities of newly formed parent for outstanding
      securities of entities owned by Dr. Pandey                                              1,000        --             --

    Initial public offering in 1995 at $ 5 per share, less related expenses                   1,000        --             --

    Stock options granted at exercise prices below market:
                                            1994                                               --          --             --
                                            1995                                               --          --             --
                                            1996                                               --          --             --
                                            1997                                               --          --             --

    Private placements, less related expenses:
      In 1995 at $ 3.00 per share                                                              --          --             --
      In 1996 at $ 3.00 per share, net of a related 66,000 shares
        returned by Dr. Pandey                                                                 --          --             --
      In 1997 at $ 0.05 per share                                                            15,000        --             --

    Shares issued in 1996 at $ 0.38 per share upon termination of
      agreement to sell a minority interest in a subsidiary                                    --          --             --

    Conversion of preferred stock into common stock at $ 1.25 to $ 1.75 per share less related costs:
                                            In 1996                                           1,000        --             --
                                            In 1997                                          15,000       1,000           --

    Conversion of debt into common stock in 1996 at $ 0.25 per
      share                                                                                    --          --             --

    Shares issued in settlement of a lawsuit in 1996 valued at
      $ 1.31 per share                                                                         --          --             --

    Conversion of Dr. Pandey's preferred stock and debt into
      common stock in 1997 at $ 0.0625 per share                                              6,000        --             --

    Other                                                                                      --          --             --

    Private placement at $ 0.05 per share                                                     4,000        --             --

    Contribution to capital by stockholders of equity interest in Xechem India                 --          --             --

    Conversion of debt into common stock  at $ 0.05 per share                                 3,000        --             --

    Stock issued to Fortress Financial at $ 0.0001 per share                                   --          --             --

    Return of capital to David Blech or his designees                                          --          --             --

    Sale of common stock in 1999 pursuant to Blech agreement at $ 0.01 per share             15,000       1,000           --

    Conversion of debt due related parties in 1999 at $ 0.01 per share                       15,000        --             --

    Shares issued to directors , employees and consultants in 1999
      for services valued at $ 0.037 per share                                                4,000        --             --
     Capital arising from issuance of Class C Stock (Note 7):
          Series 4                                                                             --          --             --
          Series 5                                                                             --          --             --

     Net loss from inception to December 31, 1999
                                                                                   ----------------------------------------------
BALANCES AT DECEMBER 31, 1999                                                                80,000   $   2,000   $       --

 Stock options exercised at $ .01 per share                                                    --          --             --

  Issuance of 1,500,000 options at $.01 per share
     with a FMV of $ .06  per share for services rendered                                      --          --             --

 Conversion of Class C preferred stock to common shares                                      27,000       1,000           --

                                                                                   Additional Paid-   Deficit Accumulated
                                                                                    In-Capital (As     During Development
                                                                                     Reclassified)            Stage
                                                                                   --------------------------------------
    Common stock issued to Dr. Pandey in 1990 in exchange
      for equipment  recorded at transferor's cost                                 $        125,000

    Laboratory and research equipment contributed to capital
      by Dr. Pandey in 1990 and 1991                                                        341,000

    Contribution to capital relating to unconsummated acquisition
      in 1992                                                                                95,000

    Exchange of securities of newly formed parent for outstanding
      securities of entities owned by Dr. Pandey                                         13,840,000

    Initial public offering in 1995 at $ 5 per share, less related expenses               4,543,000

    Stock options granted at exercise prices below market:
                                            1994                                             51,000
                                            1995                                          1,110,000
                                            1996                                             18,000
                                            1997                                             31,000

    Private placements, less related expenses:
      In 1995 at $ 3.00 per share                                                           389,000
      In 1996 at $ 3.00 per share, net of a related 66,000 shares
        returned by Dr. Pandey                                                               53,000
      In 1997 at $ 0.05 per share                                                         2,291,000

    Shares issued in 1996 at $ 0.38 per share upon termination of
      agreement to sell a minority interest in a subsidiary                                 100,000

    Conversion of preferred stock into common stock at $ 1.25 to $ 1.75 per share less related costs:
                                            In 1996                                       1,995,000
                                            In 1997                                       2,131,000

    Conversion of debt into common stock in 1996 at $ 0.25 per
      share                                                                                 369,000

    Shares issued in settlement of a lawsuit in 1996 valued at
      $ 1.31 per share                                                                       33,000

    Conversion of Dr. Pandey's preferred stock and debt into
      common stock in 1997 at $ 0.0625 per share                                          1,214,000

    Other                                                                                    16,000

    Private placement at $ 0.05 per share                                                   559,000

    Contribution to capital by stockholders of equity interest in Xechem India               79,000

    Conversion of debt into common stock  at $ 0.05 per share                               440,000

    Stock issued to Fortress Financial at $ 0.0001 per share                                   --

    Return of capital to David Blech or his designees                                      (261,000)

    Sale of common stock in 1999 pursuant to Blech agreement at $ 0.01 per share            444,000

    Conversion of debt due related parties in 1999 at $ 0.01 per share                      360,000

    Shares issued to directors , employees and consultants in 1999
      for services valued at $ 0.037 per share                                              410,000
     Capital arising from issuance of Class C Stock (Note 7):
          Series 4                                                                          400,000
          Series 5                                                                        1,564,000

     Net loss from inception to December 31, 1999                                                             (32,493,000)
                                                                                   --------------------------------------
BALANCES AT DECEMBER 31, 1999                                                      $      32,740,00   $       (32,493,000)

 Stock options exercised at $ .01 per share                                                   4,000

  Issuance of 1,500,000 options at $.01 per share
     with a FMV of $ .06  per share for services rendered                                    75,000

 Conversion of Class C preferred stock to common shares                                      (1,000)

The notes to consolidated financial statements are an integral part of these statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD MARCH 15, 1990 (DATE OF INCEPTION) TO JUNE 30, 2004
                                   As restated

                                                                                                                    Unearned
                                                                                   Number of shares               Compensation
                                                                                        issued        Par value      Expense
                                                                                   ----------------------------------------------
 Conversion of debt to shares of Common Stock @ $0.01 per share                               5,000        --           --

 Private placement of shares of Common Stock @ $0.08  per share                                --          --           --

 Issuance of Common Stock  @ $0.096  per share for services rendered                          1,000        --           --

 Stock options exercised at $ .01 per share with a FMV of $0.076  per share                    --          --           --

 Conversion of debt to shares of Common Stock @ $0.01 per share                               1,000        --           --

 Stock options exercised at $ .01 per share                                                    --          --           --

 Beneficial Conversion feature of notes payable                                                --          --           --

 Charge to operations resulting from Options granted to Directors,
  Consultants and Employees                                                                    --          --           --

 Unearned Stock Compensation Expense Related to
  Options granted to Directors,Consultants and Employees                                       --          --         (406,000)

 Increase in Equity Interest in Xechem India                                                   --          --           --

    Net loss for year ended December 31, 2000                                                  --          --           --

                                                                                   ----------------------------------------------
BALANCES AT DECEMBER 31, 2000                                                               114,000   $   3,000   $   (406,000)

 Stock issued for services rendered                                                           2,000        --           --

  Amortization of unearned stock compensation                                                  --          --          197,000

 Stock options exercised at $ .01 per share                                                    --          --           --

 Beneficial Conversion feature of notes payable                                                --          --           --

 Unearned Stock Compensation Expense Related to
  Options granted to Directors and Employees                                                   --          --          (75,000)

 Stock Options Granted to Consultants                                                          --          --           --

 Stock issued for cancellation of indebtedness                                                1,000        --           --

Shares issued upon conversion of debentures                                                   9,000       1,000         --

    Net loss for year ended December 31, 2001                                                  --          --           --

                                                                                   ----------------------------------------------
BALANCES AT DECEMBER 31, 2001                                                               126,000   $   4,000   $   (284,000)

Shares issued upon conversion of debentures @ $ .001 per share                               44,000       1,000

Stock issued for services rendered @ $.007 per share                                           --

Stock options exercised @ $ .01/share                                                          --

Amortization of unearned stock compensation                                                                             45,000

Beneficial conversion feature of notes payable

Shares issued upon conversion of debentures@ $ .001 per share                                20,000       1,000

Amortization of unearned stock compensation                                                                             44,000

Stock options issued @$ .006/share : 16,000,000 options                                                               (160,000)

Amortization of stock options compensatory charge over service period                                                   40,000

Stock options exercised @ $ .006/share                                                        2,000

Beneficial conversion feature of debentures

Record value of warrants issued

Beneficial conversion feature of notes payable

Shares issued upon conversion of debentures@ $ .001 per share                                95,000       3,000

Stock issued for services rendered @ $  .003 per share                                        7,000

Amortization of unearned stock compensation                                                                             45,000

                                                                                Additional Paid-   Deficit Accumulated
                                                                                 In-Capital (As     During Development
                                                                                  Reclassified)            Stage
                                                                                --------------------------------------
 Conversion of debt to shares of Common Stock @ $0.01 per share                          164,000

 Private placement of shares of Common Stock @ $0.08  per share                           80,000

 Issuance of Common Stock  @ $0.096  per share for services rendered                     107,000

 Stock options exercised at $ .01 per share with a FMV of $0.076  per share                5,000

 Conversion of debt to shares of Common Stock @ $0.01 per share                           22,000

 Stock options exercised at $ .01 per share                                                1,000

 Beneficial Conversion feature of notes payable                                          286,000

 Charge to operations resulting from Options granted to Directors,
  Consultants and Employees                                                              192,000

 Unearned Stock Compensation Expense Related to
  Options granted to Directors,Consultants and Employees                                 406,000

 Increase in Equity Interest in Xechem India                                              19,000

    Net loss for year ended December 31, 2000                                               --              (1,971,000)

                                                                                --------------------------------------
BALANCES AT DECEMBER 31, 2000                                                   $      34,100,00   $       (34,464,000)

 Stock issued for services rendered                                                       68,000

  Amortization of unearned stock compensation                                               --

 Stock options exercised at $ .01 per share                                                6,000

 Beneficial Conversion feature of notes payable                                          216,000

 Unearned Stock Compensation Expense Related to
  Options granted to Directors and Employees                                              76,000

 Stock Options Granted to Consultants                                                     16,000

 Stock issued for cancellation of indebtedness                                            15,000

Shares issued upon conversion of debentures                                               68,000

    Net loss for year ended December 31, 2001                                               --              (1,744,000)

                                                                                --------------------------------------
BALANCES AT DECEMBER 31, 2001                                                   $      34,565,00   $       (36,208,000)

Shares issued upon conversion of debentures @ $ .001 per share                           188,000

Stock issued for services rendered @ $.007 per share                                      10,000

Stock options exercised @ $ .01/share

Amortization of unearned stock compensation

Beneficial conversion feature of notes payable                                            52,000

Shares issued upon conversion of debentures@ $ .001 per share                             74,000

Amortization of unearned stock compensation

Stock options issued @$ .006/share : 16,000,000 options                                  160,000

Amortization of stock options compensatory charge over service period

Stock options exercised @ $ .006/share                                                    30,000

Beneficial conversion feature of debentures                                              148,000

Record value of warrants issued                                                          272,000

Beneficial conversion feature of notes payable                                            35,000

Shares issued upon conversion of debentures@ $ .001 per share                            318,000

Stock issued for services rendered @ $  .003 per share                                    60,000

Amortization of unearned stock compensation

The notes to consolidated financial statements are an integral part of these statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD MARCH 15, 1990 (DATE OF INCEPTION) TO JUNE 30, 2004
                                   As restated

                                                                                                                    Unearned
                                                                                   Number of shares               Compensation
                                                                                        issued        Par value      Expense
                                                                                   ----------------------------------------------
Amortization of beneficial conversion feature of notes payable

Amortization of stock options compensatory charge over service period                                                   40,000

Shares issued upon conversion of debentures@ $  .0005 per share                             362,000      11,000

Stock issued for services rendered @ $  .0007 per share                                       3,000

Amortization of unearned stock compensation                                                                             32,000

Amortization of beneficial conversion feature of notes payable

Amortization of stock options compensatory charge over service period                                                   40,000

Finders fee for convertible debt issuance

Record debt discount on notes & debentures

Cost incurred with stock options issued for service

  Net loss for the year ended December 31, 2002

                                                                                   ----------------------------------------------
BALANCES AT DECEMBER 31, 2002 (AS RECLASSIFIED)                                             659,000   $  20,000   $   (158,000)

Effect of Reverse Stock Split                                                                           (19,000)

Shares issued upon conversion of notes @ an avg of $ .0002 per share                        422,000

Shares issued upon conversion of notes @ an avg of $ .00006 per share                       972,000

Shares issued upon conversion of notes & debentures @ $ .000025 per share                 1,091,000

Shares issued upon conversion of notes @ an avg of $ .06 per share                          789,000

Shares issued upon conversion of notes @ an avg of $ .055 per share                          63,000

Shares issued upon conversion of notes @ an avg of $ .03 per share                       10,673,000

Shares issued upon conversion of notes @ an avg of $ .0025 per share                     49,571,000

Amortization of unearned stock compensation                                                                            158,000

Fair value of shares to be issued in conjunction with loans

Fair value of shares to be issued in conjunction with consulting

Issuance of warrants

Beneficial conversion feature of loans

  Net loss for the year ended December 31, 2003

                                                                                   ----------------------------------------------
BALANCES AT DECEMBER 31, 2003                                                            64,240,000   $   1,000   $       --
                                                                                   ==============================================

Shares issued upon conversion of notes @ an avg of $ .0025 per share                    184,886,000       2,000

Stock issued prusuant to private placement for cash @ $ .07 per share                     9,143,000

Stock issued for services rendered @ an avg of $ .12 per share                              200,000

Stock issued for services rendered and charged in prior year                                200,000

Shares of Preferred Class C issued for Ceptor purchase

Beneficial conversion feature of loan

Issuance of warrants

  Net loss for the six months ended June 30, 2004

                                                                                   ----------------------------------------------
BALANCES AT June 30, 2004                                                               258,669,000   $   3,000   $       --
                                                                                   ==============================================

                                                                                   Additional Paid-   Deficit Accumulated
                                                                                    In-Capital (As     During Development
                                                                                     Reclassified)            Stage
                                                                                   --------------------------------------
Amortization of beneficial conversion feature of notes payable                              104,000

Amortization of stock options compensatory charge over service period

Shares issued upon conversion of debentures@ $  .0005 per share                             533,000

Stock issued for services rendered @ $  .0007 per share                                       7,000

Amortization of unearned stock compensation

Amortization of beneficial conversion feature of notes payable                              662,000

Amortization of stock options compensatory charge over service period

Finders fee for convertible debt issuance                                                  (130,000)

Record debt discount on notes & debentures                                                1,068,000

Cost incurred with stock options issued for service                                          18,000

  Net loss for the year ended December 31, 2002                                                                (3,599,000)

                                                                                   --------------------------------------
BALANCES AT DECEMBER 31, 2002 (AS RECLASSIFIED)                                    $      38,174,00   $       (39,807,000)

Effect of Reverse Stock Split                                                                19,000

Shares issued upon conversion of notes @ an avg of $ .0002 per share                        254,000

Shares issued upon conversion of notes @ an avg of $ .00006 per share                       171,000

Shares issued upon conversion of notes & debentures @ $ .000025 per share                    84,000

Shares issued upon conversion of notes @ an avg of $ .06 per share                           47,000

Shares issued upon conversion of notes @ an avg of $ .055 per share                           3,000

Shares issued upon conversion of notes @ an avg of $ .03 per share                          320,000

Shares issued upon conversion of notes @ an avg of $ .0025 per share                        125,000

Amortization of unearned stock compensation

Fair value of shares to be issued in conjunction with loans                                  78,000

Fair value of shares to be issued in conjunction with consulting                             25,000

Issuance of warrants                                                                      2,647,000

Beneficial conversion feature of loans                                                       70,000

  Net loss for the year ended December 31, 2003                                                                (3,828,000)

                                                                                   --------------------------------------
BALANCES AT DECEMBER 31, 2003                                                      $      42,017,00   $       (43,635,000)
                                                                                   ======================================

Shares issued upon conversion of notes @ an avg of $ .0025 per share                        461,000

Stock issued prusuant to private placement for cash @ $ .07 per share                       640,000

Stock issued for services rendered @ an avg of $ .12 per share                               24,000

Stock issued for services rendered and charged in prior year                                   --

Shares of Preferred Class C issued for Ceptor purchase                                    4,760,000

Beneficial conversion feature of loan                                                     1,500,000

Issuance of warrants                                                                        842,000

  Net loss for the six months ended June 30, 2004                                                             (11,974,000)

                                                                                   --------------------------------------
BALANCES AT June 30, 2004                                                          $      50,244,00   $       (55,609,000)
                                                                                   ======================================

The notes to consolidated financial statements are an integral part of these statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                               Cumulative from
                                                                                                           March 15, 1990 (date of
                                                                            Six Months Ended June 30        inception) to June 30,
                                                                          ----------------------------    --------------------------
                                                                              2004            2003                  2004
                                                                              ----            ----                  ----
                                                                           As restated                           As restated
                                                                           -----------                           -----------
Cash flows from operating activities:
    Net loss                                                              $(11,974,000)   $ (1,208,000)   $             (55,609,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Minority Interest                                                       (468,000)           --                       (468,000)
      Depreciation                                                              58,000          33,000                    1,226,000
      Amortization                                                              35,000          34,000                      912,000
      Amortization of beneficial conversion features                           215,000            --                      1,638,000
      Amortization of warrants issued                                             --              --                        215,000
      Value of stock and stock options issued                                2,107,000            --                      2,267,000
      Unearned compensation                                                       --           138,000                      284,000
      Interest and compensation expense in connection
        with issuance of equity securities                                     928,000          40,000                   19,830,000
      Write down of inventories                                                   --              --                      1,344,000
      Write down of patents                                                       --              --                        517,000
      Loss on investment in related party                                         --              --                         89,000
     Write off of acquired research and development costs                    5,034,000            --                      5,034,000
     Amortization of deferred consulting charge                                665,000            --                        720,000

    Changes in operating assets and liabilities (Increase) decrease in:
        Accounts receivable-Net Operating Loss                                    --              --                           --
        Accounts receivable                                                    (35,000)          3,000                      (62,000)
        Inventories                                                               --              --                     (1,339,000)
        Prepaid expenses and other current assest                               17,000         (12,000)                      36,000
        Other                                                                     --              --                        (20,000)
      Increase (decrease) in:
        Accounts payable                                                        63,000         120,000                      687,000
        Other current liabilities                                                 --              --                        (35,000)
        Accrued expenses                                                        68,000          74,000                    1,036,000

                                                                          ------------    ------------    -------------------------
Net cash flows used in operating activities                                 (3,287,000)       (778,000)                 (21,698,000)
                                                                          ------------    ------------    -------------------------


Cash flows from (used in) investing activities:
    Patent issuance costs                                                         --              --                       (548,000)
    Cash acquired in acqistion                                                  18,000            --                         18,000
    Purchases of equipment and leasehold improvements                         (110,000)        (30,000)                  (2,231,000)
    Investment in unconsolidated entity and others                                --              --                        (23,000)
    Other                                                                      (19,000)           --                        (27,000)
                                                                          ------------    ------------    -------------------------
Net cash flows used in investing activities:                                  (111,000)        (30,000)                  (2,811,000)
                                                                          ------------    ------------    -------------------------

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



                                                                                                               Cumulative from
                                                                                                           March 15, 1990 (date of
                                                                            Six Months Ended June 30        inception) to June 30,
                                                                          ----------------------------    --------------------------
                                                                              2004            2003                  2004
                                                                              ----            ----                  ----
                                                                           As restated                           As restated
                                                                           -----------                           -----------
Cash flows from (used in) financing activities:
    Proceeds from related party loans                                             --            58,000                    2,197,000
    Proceeds from notes payable and convertible notes                        4,050,000         640,000                    8,223,000
    Proceeds from short term loans                                                --              --                      4,166,000
    Capital contribution                                                          --              --                         95,000
    Net payments on capital leases                                             (11,000)         (4,000)                     (31,000)
    Payments on interim loans                                                 (200,000)           --                       (808,000)
    Payments on notes payable - others                                         (55,000)           --                       (634,000)
    Payments on stockholder loans                                             (113,000)           --                       (760,000)
    Proceeds from issuance of capital stock                                    640,000            --                     13,554,000
                                                                          ------------    ------------    -------------------------

    Net cash flows from financing activities:                                4,311,000         694,000                   26,002,000
                                                                          ------------    ------------    -------------------------

    Net change in cash                                                         913,000        (114,000)                   1,493,000
Cash, beginning of period                                                      580,000         135,000                         --
                                                                          ------------    ------------    -------------------------
Cash, end of period                                                       $  1,493,000    $     21,000    $               1,493,000
                                                                          ============    ============    =========================

Supplemental disclosures of cash flow information: Cash paid during the periods for:

                                                                          ------------    ------------    -------------------------
      Interest paid - related party                                       $     26,000    $     22,000    $                 310,000
                                                                          ============    ============    =========================
      Interest paid - other                                               $       --      $      2,000    $                 179,000
                                                                          ============    ============    =========================

Noncash financing and investing activities

   Net assets of Xechem India contributed to capital and
    minority interest                                                     $       --      $       --      $                 118,000
                                                                          ============    ============    =========================

   Liabilities exchanged for preferred and common stock                   $       --      $       --      $               1,271,000
                                                                          ============    ============    =========================

   Equipment purchased through financing                                  $       --      $       --      $                 134,000
                                                                          ============    ============    =========================

   Securities issued as payment on related party note                     $       --      $       --      $                  20,000
                                                                          ============    ============    =========================

   Common stock  issued upon conversion of debentures, notes
       and related accrued interet of $62,000 in 2004                     $    463,000    $  2,682,000    $               1,600,000
                                                                          ============    ============    =========================

   Convertible notes refinanced by notes payable                          $       --      $    367,000    $                 367,000
                                                                          ============    ============    =========================

   Warrants Issued                                                        $       --      $       --      $                 193,000
                                                                          ============    ============    =========================

   Warrants Issued for services                                           $       --      $       --      $               1,330,000
                                                                          ============    ============    =========================

   Beneficial Conversion Features to financing agreements                 $  1,500,000    $       --      $               1,570,000
                                                                          ============    ============    =========================

   Common stock of subsidiary issued in conjunction with
      financing agreement                                                 $    929,000    $       --      $              16,662,000
                                                                          ============    ============    =========================

   Warrants issued in conjunction with financing                          $     66,000    $       --      $               2,159,000
                                                                          ============    ============    =========================

   Preferred Stock issued in asset acquisition                            $  4,760,000    $       --      $               4,760,000
                                                                          ============    ============    =========================
   Assets acquired and liabilities assumed in asset acquisition:
      Long-term Debt                                                      $    275,000    $       --      $                 275,000
                                                                          ============    ============    =========================
      Prepaid Expenses                                                    $     18,000    $       --      $                  18,000
                                                                          ============    ============    =========================
      Accrued Expenses                                                    $     36,000    $       --      $                  36,000
                                                                          ============    ============    =========================

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

NOTE 2 - Restatement


Subsequent to the issuance of our financial statements for the six months ended June 30, 2004 management determined that certain amounts reported in the quarterly financial statements should be restated to reflect the correction of errors made.

The Restatement as of June 30, 2004, had the following effects:

CONSOLIDATED BALANCE SHEETS                  As Previously Reported     As Restated
---------------------------                  ----------------------    -------------
Deferred financing charges *1 *2 *3                       9,447,000             --

TOTAL ASSETS                                 $           12,545,000    $   3,098,000

Current portion of notes payable net of
discount of $708,000(2004 restatement) *3    $            1,100,000    $     393,000

Total Current Liabilities *3                 $            3,409,000    $   2,702,000

Notes payable net of discount of $1,375,000
in 2004 *2                                   $            4,209,000    $   2,835,000

TOTAL LIABILITIES                            $            7,997,000    $   5,916,000
   Additional paid in capital  *1 *2         $           63,818,000    $  50,244,000
   Deficit accumulated during development
     stage *1 *2                             $          (61,817,000)   $ (55,609,000)

   Total Stockholders' Equity (Deficit)      $            2,004,000    $  (5,362,000)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)               $           12,545,000    $   3,098,000

                                                  As Previously
                                                     Reported           As Restated
RESTATED PORTIONS OF THE
CONSOLIDATED STATEMENTS OF
OPERATIONS

Interest Expense *2                          $           (6,012,000)   $  (1,473,000)
Net Loss before Income Taxes *2              $          (16,513,000)   $ (11,974,000)
Basic and diluted loss per share             $                (0.09)   $       (0.07)



1. Our accounting treatment of the intrinsic value of the change in the beneficial conversion feature resulted in an overstatement to deferred financing costs of $8,739,000 as of June 30, 2004.

Additionally, due to the inappropriate capitalization of costs we overstated $3,929,000 of amortization expense during the six month period from January 1, 2004 through June 30, 2004.

2. We also over capitalized the value of warrants associated with the same transaction. This resulted in an overstatement to deferred financing costs of $1,375,000 as of June 30, 2004. Additionally, due to the inappropriate capitalization of costs we previously recognized $1,315,000 of amortization expense during the six month period from January 1, 2004 through June 30, 2004. The restatement of the warrants resulted in debt discount associated with the new financing of $ 1,706,000 as of June 30, 2004 and amortization expense of $705,000 during the six month period from January 1, 2004 through June 30, 2004.

3. We moved debt discount of 706,000 associated with short term loans from deferred charges to a contra liability.



[3] Basis of Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our consolidated financial position at June 30, 2004 (As Restated) and the consolidated results of its operations for the six months ended June 30, 2004 (As Restated) and 2003 and for the cumulative period from March 15, 1990 (date of inception) to June 30, 2004 (As Restated). These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-KSB/A for the year ended December 31, 2003. The results of operations for the six-month periods ended June 30, 2004 (As Restated) and 2003 are not necessarily indicative of the operating results for a full year.

As a result of our net losses through December 31, 2003 and accumulated deficit since inception, our auditors, in their report on our financial statements for the year ended December 31, 2003 (As Restated), included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of June 30, 2004. Our research and development activities and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

We received $1,450,000 and $1,500,000 in the first six months of 2004 from two investor financing groups which became notes payable, the terms of which are detailed in Note 7, Convertible Notes and Note 9, Notes Payable, and $640,000 from a private offering of our common stock at 7 cents per share which resulted in the issuance of 9,142,857 shares of our common stock. Our subsidiary, Ceptor, received $1,100,000 of bridge financing during April and May 2004, the terms of which are detailed in Note 9, Notes Payable.

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

[5]Accounting Changes

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

[6] Note Payable Bank

Note payable bank at December 31, 2003 totaled $55,000. This loan had been collateralized by all tangible assets including accounts receivable. The $55,000 loan represented borrowings against a $ 55,000 line-of-credit at interest rate of 6.00% as of December 31, 2003 from the Bank of New York. This note was paid in full during the first quarter of 2004.

[7] Convertible Notes

Convertible notes consists of the following:        December 31,       June 30,
                                                    -----------       ----------
                                                        2003             2004
                                                        ----             ----
Unsecured Convertible Notes (A)                      $  317,000       $        0
Less Unamortized Debt Discount                           99,000                0
Unsecured Convertible Notes (B)                               0        1,500,000
Less Unamortized Debt Discount                                0        1,460,000
                                                     ----------       ----------
Total Convertible Notes                              $  218,000       $   40,000
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

During 2004 we had the following activity concerning the "Unsecured Convertible Notes":

Balance    Additions        Converted   Converted   Shares Issued       Balance
12/31/03                    Principal   Interest                        06/30/04

$ 317,000       --          $317,000    $45,000     144,933,393              --

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


[8] Convertible Debentures

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

[9] Notes Payable

Notes Payable consists of the following:         December 31,         June 30,
                                                 -----------        ------------
                                                    2003               2004
                                                    ----               ----
                                                                   (As Restated)
Secured Notes Payable (A)                        $ 1,134,000        $ 1,134,000
$6,000,000 Unsecured Loan (B)                      1,350,000          2,800,000
Unsecured Note (C)                                         0            275,000
Alembic, Ltd. (D)                                    200,000
                                                                              0
Bridge Financing (E)                                       0          1,100,000
                                                 -----------        -----------
Total Notes Payable                                2,684,000          5,309,000
Less Unamortized Debt Discount                    (1,238,000)        (2,081,000)
                                                 -----------        -----------
Adjusted Notes Payable                             1,446,000          3,228,000
Less Current Portion                                 200,000            393,000
                                                 -----------        -----------
Total Long Term Notes Payable                    $ 1,246,000        $ 2,835,000
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

In addition, we granted the Investor five year warrants to purchase 30 million shares of Xechem common stock at an exercise price of $.0025, subject to anti-dilution terms. The warrants will not be exercisable until one year after issuance. The warrants will be earned as funding of the loan is completed, as of June 30, 2004 14,000,000 warrants have been earned. As of June 30, 2004 we recognized expenses of $784,000 and debt discount of $1,375,000 in connection with these warrants.

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

[10] Notes Payable to Related Parties

During the six months ended June 30, 2004, we repaid $75,000 of principal due Dr. Ramesh C. Pandey. In the second quarter we repaid two related party notes for $13,000 and $25,000 with accrued interest totaling $4,000. As of June 30, 2004 we have recorded accrued interest of approximately $205,000 associated with related party notes.

[11] Commitments and Contingencies

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

[12] Net Loss Per Share

Net loss per share was calculated using the weighted average number of common shares outstanding. For the six months ended June 30, 2004 (As Restated) and 2003, 39,600 stock options and 47,511,835 and 11,835 warrants, respectively, have been excluded from the calculation of diluted loss per share, as they are antidilutive.

[13] Stock-Based Compensation

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

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                                Three Months Ended             Six Months Ended
                                                     June 30,                      June 30,
                                              2004             2003          2004            2003
                                              ----             ----          ----            ----
                                         (As Restated)                   (As Restated)
Net loss, as reported                     $(2,650,000)    $   (567,000)  $(11,974,000)   $ (1,208,000)

Stock-based employee compensation
expense under fair value method, net
of related tax effects                              0           (5,000)             0         (10,000)
                                          -----------     ------------   ------------    ------------
Pro forma net loss                        $(2,650,000)    $   (572,000)  $ (11,974000)   $ (1,218,000)
                                          ===========     ============   ============    ============

Loss per share:
         Basic and diluted, as reported   $     (0.01)    $      (0.18)  $      (0.07)   $      (0.46)
                                          ===========     ============   ============    ============
         Basic and diluted, pro forma     $     (0.01)    $      (0.18)  $      (0.07)   $      (0.46)
                                          ===========     ============   ============    ============



[14] Ceptor Corporation

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

[15] Equity and Option Transactions

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

NAME                                 NO. OF OPTIONS         PRICE         TERM

Leonard Mudry                           5,000,000        $     0.01     10 Years

Stephen Burg                            5,000,000        $     0.01     10 Years

Soji Adelaja*                           5,000,000        $     0.01     10 Years

WILLIAM PURSLEY                        43,000,000        $     0.0025   5 Years

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

Item 2.  Management's Discussion and Analysis.1

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


Results of Operations

The Six months Ended June 30, 2004 (As Restated) vs. The Six months Ended June 30, 2003

The following table sets forth certain statement of operations data for the cumulative period from inception (March 15, 1990) to June 30, 2004 (As Restated) and for each of the six months ended June 30, 2004 (As Restated) and June 30, 2003.

                                                                    Cumulative
                                                Six months Ended   Inception to
                                                     June 30,        June 30,
                                                2004        2003       2004
                                            (As Restated)          (As Restated)
                                                       (in thousands)
Revenue                                       $     89    $    230    $  2,037

Research and Development Expense              $  5,802    $    374    $ 17,225

General and Administrative Expenses           $  5,221    $    929    $ 22,128

Writedown of Inventory And Intangibles        $   --      $   --      $  1,861

Loss from Operations                          $(10,934)   $ (1,073)   $(39,177)

Other Income (Expense)                        $ (1,040)   $   (135)   $(18,117)

Net Loss before Income Taxes                  $(11,974)   $ (1,208)   $(57,294)


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

Interest expense increased approximately $1,473,000 for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase was the result of deferred finance and debt discount charges, which are non-cash in nature. Cash expenditures for interest was approximately $26,000 for the six months ended June 30, 2004 as compared to $22,000 for the six months ended June 30, 2003.

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

Liquidity and Capital Resources; Plan of Operations

On June 30, 2004, we had cash and cash equivalents of $1,493,000, negative working capital of $396,000 and stockholders' deficit of $5,362,000.

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

                                       XECHEM INTERNATIONAL, INC.

Date:  April 6, 2005

                                       /s/ Ramesh C. Pandey
                                       -----------------------------------------
                                       Ramesh C. Pandey, Ph.D.
                                       Chief Executive Officer and
                                       Chief Financial Officer