Form 10KSB
period 2004-12-31
XECHEM INTERNATIONAL INC
filed 2005-04-15
CIK 919611

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                 [ ] 13 OR 15(D) OF THE TRANSITION REPORT UNDER
                     SECTION SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                         Commission File Number 0-23788

                           XECHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                              22-3284803
------------------------------                   -------------------------------
 (State other Jurisdiction of                    (I.R.S. Employer Identification
Incorporation or Organization)                                Number)

                         New Brunswick Technology Center
    100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  732-247-3300
--------------------------------------------------------------------------------
                (Issuer's telephone number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                Name of each exchange on which registered
-------------------------------    ---------------------------------------------


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

      State issuer's revenues for its most recent fiscal year. $168,000. State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$3,375,700 as of April 5, 2005.

The number of shares outstanding of our Common Stock was 259,668,718 as of April 5, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

      None.

      Transitional Small Business Disclosure Format: Yes ___ No X -----

                                Table of Contents

                                                                                                         Page

Item 1.     Description of Business.........................................................................5
Item 2.     Description Of Property........................................................................24
Item 3.     Legal Proceedings..............................................................................24
Item 4.     Submission Of Matters To A Vote Of Stockholders................................................25
Item 5.     Market For Common Equity And Related Stockholder Matters.......................................25
Item 6.     Management's Discussion And Analysis...........................................................29
Item 7.     Financial Statements...........................................................................41
Item 8.     Changes In And Disagreements With Accountants On Accounting And Financial Disclosure...........41
Item 8.A    Controls and Procedures........................................................................42
Item 9.     Directors, Executive Officers, Promoters And Control Persons; Compliance With Section
            16(A) Of The Exchange Act......................................................................43
Item 10.    Executive Compensation.........................................................................46
Item 11.    Security Ownership Of Certain Beneficial Owners And Management.................................49
Item 12.    Certain Relationships And Related Transactions.................................................50
Item 13.    Exhibits And Reports On Form 8-K...............................................................52

              CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

      This report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are contained principally in the sections entitled "Business" and "Management's Discussion and Analysis or Plan of Operation." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

      In some cases, you can identify forward-looking statements by terms such as "may," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in this report in greater detail under the heading "Factors Affecting Future Performance." These forward-looking statements represent our estimates and assumptions only as of the date of this report, and we do not assume any obligation to update any of these statements.

                                     Part I

Item 1.  Description of Business

Business Development

      Xechem International, Inc., a Delaware corporation, is a holding company which owns all of the capital stock of Xechem, Inc., a development stage biopharmaceutical company engaged in the research, development and production of niche generic and proprietary drugs from natural sources. Xechem, Inc. was formed in 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.) a publicly traded company. Xechem Laboratories (formed in 1993), XetaPharm, Inc. (formed in 1996), and Xechem (India) Pvt. Ltd. (acquired in 1996) are our subsidiaries. Xechem Pharmaceutical China Ltd. (formed in 2000) is an inactive affiliate. Xechem Pharmaceuticals Nigeria Limited (formed in 2002) is currently owned 100% by us and we have a contractual commitment to issue 15% to Alembic Limited. Xechem's principal product under development is NICOSAN(TM)/HEMOXIN(TM) which has shown efficacy in the treatment in Sickle Cell Disease. The development and production of NICOSAN(TM)/HEMOXIN(TM) is being conducted through Xechem Nigeria. We also apply our proprietary extraction, isolation and purification technology to the production and manufacture of Paclitaxel (commonly referred to as Taxol(R), a registered trademark of Bristol-Myers Squibb Company) which is an anti-cancer compound used for the treatment of ovarian, breast, small cell lung cancers and AIDS-related Kaposi sarcomas. We continue to apply our expertise in the research and development of other compounds using traditional medicinal plants, microbial fermentation or semi-synthesis from sources derived from China, India, and Nigeria to produce anti-cancer, anti-fungal, anti-viral (including anti-AIDS), anti-inflammatory, anti-aging and memory enhancing compounds. A number of these efforts have been carried out in cooperation with the National Cancer Institute and the National Institute of Mental Health.

Treatment Of Sickle Cell Diseases

      Sickle Cell Disease (SCD) is the genetic blood disorder caused by an abnormality in the hemoglobin molecule. The disease causes the production of abnormal hemoglobin which contains portions that stick together after the release of oxygen. This phenomenon produces stiff, abnormally shaped red blood cells (or sickle-shaped cells) which do not flow freely through blood vessels. These abnormal shaped cells create clogs in the blood vessels, which in turn cuts off the flow of normal hemoglobin and oxygen to the body. The result is severe pain or "crises", ulcers, blindness and organ and tissue damage and break down (resulting in stroke and acute chest pain). Furthermore, the body's immune system recognizes the abnormally shaped sickle cells and attacks and destroys them, often leaving the body with an insufficient number of normal oxygen-carrying red blood cells, resulting in an anemic condition (fatigue and enhanced susceptibility to infection).

      Sickle Cell Disease is common among people whose ancestors come from the sub-Saharan Africa (in Nigeria over 4 million people suffer with SCD--26 million carry the SCD gene). There are approximately 800 million persons living on the African continent, of which approximately 130 million carry the SCD gene and over 8 million suffer from the disease. There are also high incidences of the disease in South and Central America, Cuba, Saudi Arabia, India, Turkey, the United States, Greece and Italy. In the United States more than 80,000 people suffer from the disease. The disease appears in approximately 1 in every 500 African-American births and 1 in every 1,000-1,400 Latino-American births.

      Infants born in the United States are screened for the disease, and if it is detected, they are treated with penicillin. Painful symptoms are treated with painkillers. The only FDA approved drug treatment for SCD is Hydroxyurea, which is said to prevent painful crises from occurring. The drug is sold under the trade name Hydrea and has also been used in the treatment of leukemia and certain other cancers. Hydrea treats the painful symptoms of SCD and is not a cure. Hydrea induces the synthesis of fetal hemoglobin, which inhibits the production of the abnormal sickle cells. Not all patients respond to Hydrea treatment and certain others experience negative side effects.

The only known cure for SCD is bone marrow transplants to replace defective red blood cells with donor healthy cells. Experimental treatments include butyrate to stimulate production of fetal hemoglobin, which is not affected by SCD and gene therapy. In 1995, Alpha Therapeutic Corporation entered into a licensing agreement with Ventex Pharmaceuticals to develop an orally deliverable compound to treat the disease. Furthermore, Supergn currently has Decitabine in Phase III clinical studies for the treatment of tumors, leukemia and SCD.

      Recent Business Transactions

      Ceptor Acquisition

      On January 27, 2004, we acquired Ceptor Corporation. Ceptor is a research drug company focusing on neuromuscular diseases, which includes therapeutics for muscular dystrophy, multiple sclerosis, ALS and epilepsy.

      The form of the transaction was a reverse triangular merger in which a newly created, wholly-owned subsidiary of ours merged with and into Ceptor, with Ceptor being the surviving and continuing corporation. We issued to the Ceptor shareholders 6,000 shares of Class C Series 7 Convertible Preferred Stock of the Company in exchange for their Ceptor stock. Each share of Preferred Stock is convertible into 5,000 shares of common stock. This conversion rate will be adjusted in the event of a reorganization, consolidation, merger, sale of assets or similar corporate occurrences.

      We also agreed to award additional shares of our common stock to former Ceptor shareholders contingent upon the occurrence of one of the following with respect to a development drug that is substantially derived from Ceptor's patents, technology and compounds: (i) a filing of a Phase II Application within 36 months of the closing of the transaction; (ii) a filing of a Phase III Application within 60 months of the closing date of the transaction; or (iii) a new drug application filing is made with 72 months of the closing of the transaction. Only one such award will be paid per developmental drug even if such developmental drug satisfies one or more of the conditions in (i) through
(iii) above. Each contingent award is worth $1,000,000, payable in shares of our common stock, valued at the lower of (i) $0.20 and (ii) the average closing price per share of common stock as reported on the OTC bulletin board (or such other market on which our common stock is then listed) for the 25 trading days immediately preceding the date of an award event, subject to adjustment in the event of a stock split, recapitalization, stock dividend, distribution or reclassification. In connection with the spin-off of Ceptor, the shareholders holding in excess of 80% of these shares agreed to waive their rights to these additional grants. (See discussion below.)

      The consideration for this transaction was determined at arms-length and includes a premium over the net book value of the assets acquired based upon our assessment of the market value of Ceptor's assets and the benefits of combining with Ceptor.

      We also granted piggyback registration rights to the shareholders of Ceptor pursuant to separate agreements.

      Ceptor Spin Off

      On March 31, 2004, we entered into an agreement with Ceptor and William Pursley, a former director and executive officer of ours, intending to provide a framework for the independent financing of Ceptor. As part of the agreement, William Pursley agreed to serve as the chief executive officer of Ceptor pursuant to a two-year employment agreement, subject to automatic renewal, and base compensation comparable to that previously earned by Mr. Pursley while an officer of Xechem. Mr. Pursley resigned from his positions as president, chief operating officer, vice chairman and member of the board of directors as part of this agreement.

      In connection with the foregoing, Mr. Pursley also agreed to reduce the number of shares of Xechem common stock to which he holds or could hold options by amending and restating his existing option agreement (which calls for a formula as to aggregate options grantable) to provide for an option to purchase 43,000,000 shares of common stock in the aggregate, exercisable for nominal consideration.

      The agreement further contemplated that Ceptor would seek to obtain bridge funding to be followed by a subsequent round of capital infusion. Xechem agreed to fund $125,000 on or before April 1, 2004, and subject to the full funding by Marjorie Chassman of her loan obligations to Xechem for the months of April and May of 2004, Xechem agreed to fund an additional $125,000 on May 1, 2004 and June 1, 2004 to Ceptor. All such fundings were in the form of capital contributions.

      The agreement also contemplated that Ceptor would take the necessary steps to effect a stock split so that after the split, Xechem would own 1,406,250 shares of Ceptor $0.00001 per share par value common stock, constituting all of its then issued and outstanding stock. Ceptor also agreed to issue to Mr. Pursley and his designees (intended to comprise Ceptor management team members) options to purchase in the aggregate 1,093,750 shares of common stock, fully vested and exercisable at par value for a period of 10 years from the date of grant. Ceptor also agreed to pay Xechem a royalty of 2% of gross revenues received by it on the licensing of Ceptor products.

      Finally, the Agreement provided that Xechem would sell back to Ceptor over time up to 625,000 shares of its common stock in Ceptor for an aggregate of $2,000,000, payable from 25% of the proceeds of financings received by Ceptor other than the contemplated bridge financing. At the end of two years if the full $2,000,000 has not been paid out to Xechem, it had the right to put the remaining portion of the shares held for sale back to Ceptor to cover the deficiency. In order to induce the funding of a bridge loan, Xechem agreed that in the event such a loan was funded and was not paid off when due, it would permit the bridge lender to convert the unpaid indebtedness owing with respect to the bridge loan into Xechem common stock at the lesser of $0.07 per share or seventy five percent (75%) of the average closing price of Xechem's common stock for the ten trading days preceding the date of funding of the bridge loan. Xechem was granted piggyback registration rights with respect to the shares in Ceptor it may hold from time to time, subject to its agreement to lock up the sale of the shares on the open market for a period of 180 days following the initial registration of any Ceptor shares pursuant to a registration statement.

      On December 9, 2004, Xechem, Mr. Pursley and Ceptor entered into a second amendment to the Ceptor agreement. The parties entered into the second amendment as part of a merger between Medallion Crest Management, Inc., a Florida corporation, Ceptor and CepTor Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Medallion. Pursuant to the merger, Ceptor merged with and into Acquisition Corp, with Ceptor surviving as the wholly-owned subsidiary of Medallion. Pursuant to the merger agreement, Medallion acquired all of the outstanding capital stock of Ceptor in exchange for issuing shares of Medallion's common stock, par value $0.0001 per share to Ceptor's shareholders at a ratio of 2.165674 shares of Medallion common stock for each share of Ceptor common stock outstanding at the effective time of the merger, and assumed certain obligations of Ceptor to holders of its outstanding indebtedness and others. As a result, the former shareholders of Ceptor became shareholders of Medallion. Medallion then changed its name to Ceptor. Xechem was the record holder of 1,800,000 issued and outstanding shares of common stock of Ceptor, which following the merger converted into 3,898,213 shares of Medallion/Ceptor common stock.

      As a condition to closing the merger, Medallion/Ceptor initiated an offering. The second amendment modified the put obligation with respect to the capital raised through offerings by Ceptor. Xechem could put back to Ceptor that number of its shares of Ceptor stock in an amount equal to the quotient of: (a) ten percent (10%) of the gross cash raised (before any commissions or other expenses) in each tranche of equity financing, divided by (b) the price per share of Ceptor common stock, at which such equity tranche was raised.

      Medallion/Ceptor planned to raise a minimum of $2.5 million and a maximum of $6.0 million from the offering of units. Each unit consisted of one share of Series A Convertible Preferred Stock and a warrant for 5,000 shares of Medallion/Ceptor common stock, exercisable at $2.50 per share. Units were offered by the placement agent for sale at $25,000 per Unit. Shares of Series A Convertible Preferred Stock were convertible into 10,000 shares of Medallion/Ceptor common stock. The offering was subsequently supplemented to accommodate increased demand, and an aggregate of $12,791,250 of gross proceeds was raised.

      In February 2005, Ceptor completed its offering for $12,791,250. Xechem exercised its put for $1,279,125 in cancellation of 511,650 shares ($12,791,250 x .10 = $1,279,125 / $2.50 = 511,650). Following the put/redemption, Xechem owns 3,386,563 shares of Ceptor stock.

      Pursuant to the terms of the second amendment, Xechem continues to be entitled to a royalty of two percent (2%) of gross revenues received by Ceptor with respect to the sale or licensing of products incorporating any of the Ceptor intellectual property owned by Ceptor on the effective date of the Ceptor agreement.

      Finally, Xechem's Ceptor shares are subject to a lock-up agreement which was modified per the second amendment: Xechem cannot sell its Ceptor Shares for a period of six months following the effective date of the registration of the securities sold through the offering; thereafter, Xechem may sell an amount equal to up to fifty percent (50%) of the Ceptor Shares until the first anniversary of the effective date of the registration, at which time Xechem will be free to sell all its Ceptor Shares. If the Ceptor Shares are not registered within six months following the termination of the offering, then the Ceptor Shares shall be under a lock up agreement for a period of one year following the termination of the offering, at which time Xechem may sell up to fifty percent (50%) of its Ceptor Shares, with the ability to sell all of its Ceptor Shares eighteen months following the termination of the offering. Notwithstanding anything herein to the contrary, Xechem may transfer the Ceptor Shares in a privately negotiated transaction to any person or entity who agrees to be bound by the lock up agreement.

      Although still a significant shareholder, we no longer have the ability to control Ceptor's operations. None of our directors remain on the Ceptor board. Ceptor has applied for listing on the American Stock Exchange. Ceptor's success will be dependent upon further development of its products and attainment of the necessary capital to finance the successful movement of its products through the FDA regulatory approval process.

NICOSAN(TM)/HEMOXIN(TM) And The Treatment Of Sickle Cell Disease

      Xechem owns the exclusive rights to HEMOXIN(TM), formerly known as Niprisan, a drug cocktail consisting of four plant extracts used for the treatment of Sickle Cell Disease. The proprietary extraction process used to develop HEMOXIN(TM) was developed and licensed to us by the National Institute for Pharmaceutical Research and Development, in Nigeria, with whom we have a collaborative arrangement. NICOSAN(TM)/HEMOXIN(TM) is composed of a mixture of extracts from plants.

      Xechem received Orphan Drug Products Development status for HEMOXIN(TM) from the United States Food and Drug Administration. Orphan Drug status entitles the company to various incentives with respect to the development of the product including the waiver of regulatory filing fees, access to grant funding for non-clinical and clinical research to generate the required data for marketing approval, and seven years of marketing exclusivity for the drug once approved by the FDA. Xechem must complete two years of pre-clinical and clinical trials in the United States in order to obtain FDA approval (which is necessary for the domestic manufacture and marketing of HEMOXIN(TM)). The World Health Organization policy on herbal medicine provides that when a plant-based product is safe and indicates efficacy, it can be subsequently standardized and formulated into suitable dosage form for clinical trials.

      Xechem commenced conducting Phase I, IIa and IIb clinical trials in Nigeria using the staff of the Nigerian National Institute for Pharmaceutical Research and Development as volunteers. The drug materials of the HEMOXIN(TM) dosage had no adverse effect on the volunteers in the identified clinical parameters (blood chemistry, liver functional status and kidney functional status). Results from the clinical trials indicate that approximately 90% of the participants experienced no major SCD crises since entering the program. The approximately 10% who did experience one or more SCD crises report that they were both less frequent and less severe. These figures vary slightly from the results of a Phase IIb trial of NICOSAN(TM), conducted at an army base hospital in Yaba, Lagos, Nigeria between 1996 and 1997, wherein 73% of the 30 patients who participated in the study experience no crisis during the 12 month trial period and the remaining 27% experience less frequent and less severe crises. Certain patients also exhibited positive weight gain, reduced or eliminated sickling tendencies with resulting healthy liver and kidney functioning. Two patients on NICOSAN(TM) developed non-itching macular rashes, three to four days after commencing treatment. These rashes disappeared two to five days after observed. Six patients experienced headaches. No other side effects were observed or reported during the trial period. The preliminary results indicate that NICOSAN(TM)/HEMOXIN(TM) appears to be a safe and effective for prophylactic management of SCD. Pending receipt of additional capital, Xechem plans to prepare and submit an Investigation New Drug Application with the FDA, the next step in the approval process.

Nigeria Pharmaceuticals Project

      Xechem Pharmaceutical Nigeria Limited was formed in 2002, under the Companies and Allied Matters Act of 1992 of the Federal Republic of Nigeria. Currently, Xechem Nigeria is owned 100% by Xechem International, Inc. and we have a contractual commitment to issue 15% to Alembic Limited. Xechem Nigeria was formed in order to manufacture, market and distribute a number of pharmaceuticals and prescription nutraceuticals originating from the African continent.

      On July 18, 2002, we signed an exclusive worldwide license for the manufacturing, marketing, distribution and sales of NIPRISAN(TM) from the National Institute of Pharmaceutical Research and Development, government of Nigeria, for the treatment of Sickle Cell Disease. NICOSAN(TM) is our name for the non-toxic phyto-pharmaceutical product formerly named NIPRISAN(TM). In February 2005, Xechem Nigeria signed a long-term lease for a production facility on approximately nine acres of land at nominal cost with Nigeria's scientific complex on land owned by Sheda Science and Technology Complex, Abuja, a parastatal of the Federal Ministry of Science and Technology, Abuja, Nigeria.

      Xechem Nigeria is in the process of developing this facility into a self-sufficient four-building complex for the commercial production of NICOSAN(TM)/HEMOXIN(TM). Xechem Nigeria has developed small-scale formulations which have shown efficacy in the treatment of Sickle Cell Disease, and must further refine and standardize this formulation for consistent production scale quantities sharing uniform active ingredients. The cost of refining these formulations and completing the build out, equipping and opening the facility are projected to be approximately $8,500,000. We have purchased certain of the equipment necessary for the production of NICOSAN(TM)/HEMOXIN(TM) and have engaged architects and engineers for preliminary drawings, but will need addition financing to fund the construction and placement in service of the facility. Subject to attainment of financing, we are hopeful to complete this project in 2005 or early 2006, which would enable us to produce NICOSAN(TM)/HEMOXIN(TM) for sale in Nigeria and other nearby countries, subject to procurement of regulatory approval, which we expect would be less stringent than in the United States.

Paclitaxel

      We are also engaged in applying our proprietary extraction, isolation and purification technology to the production and manufacture of paclitaxel (also known as Taxol(R)) a registered trademark of Bristol-Myers Squibb Company. Paclitaxel was developed through a program sponsored by the National Cancer Institute, in which over 35,000 plant species were tested for anti-cancer activity. One of the plant extracts (the bark of Taxus brevifolia, also known as Western Yew) led to the isolation and discovery of paclitaxel.

      Paclitaxel is an anti-cancer compound used for the treatment of ovarian, breast, and small cell lung cancers and AIDS-related Kaposi sarcomas. Paclitaxel has also been shown to be effective against skin cancer and colon cancer. Paclitaxel possesses a unique anti-cancer action which blocks the replication of cancer cells. Paclitaxel is also used in combination with other chemotherapy treatments and as a sensitizer to radiation therapy. An established market for paclitaxel exists which we believe exceeds $1.5 billion per year. Furthermore, as additional clinical studies are performed, it is conceivable that the possible uses for paclitaxel will expand.

      We have successfully isolated greater than 97% pure paclitaxel and have received seven United States and seven international patents on this technology and its second generation analogs from the United States Patent and Trademark Office and 34 international patents are currently pending. We have also prepared dosage forms of paclitaxel and have performed limited stability testing for subsequent submission of an Abbreviated New Drug Application with the United States Food and Drug Administration. We have also submitted a Drug Master File for the facility and the bulk paclitaxel product, the Active Pharmaceutical Ingredient.

Other Products

      We continue to research and develop other niche compounds, focusing certain of our research on drugs developed from sources derived from Chinese, Indian and other traditional medicinal plants in the anti-cancer, anti-fungal, anti-viral (including anti-AIDS), anti-inflammatory, anti-aging, anti-diabetic, and memory enhancing areas.

Competition

      Competition within the pharmaceuticals industry is intense. Principal factors of competition include therapeutic efficacy, side effects, profile, ease of use, physician acceptance, patient compliance, safety, cost, manufacture, distribution, price and marketing. Treatments exist for the treatment of Sickle Cell Disease, cancer, viruses and fungi. Additional therapeutics are under development, including other naturally sourced pharmaceuticals.

      In the paclitaxel market there is a very large existing competitor, Bristol-Myers Squibb, which dominates the existing market. They have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience. Bristol-Myers Squibb and companies like it have significantly greater resources for the production and distribution of product following development and regulatory approval. The competitors may succeed in developing therapeutic drugs more quickly. Their drugs may be more effective or less costly than those developed by us, or gain federal approval prior to us. Bristol-Myers Squibb currently is marketing paclitaxel commercially in the United States and Canada. Other companies have developed competitive products that are further along in the clinical testing stages.

Sources And Availability Of Raw Materials

      There is a lack of data to document the influence of raw materials (i.e. plant material quality, age, time of harvest, location, soil quality, preparation, handling, etc.) on the production of NICOSAN(TM)/HEMOXIN(TM). We have engaged Rutgers, the State University of New Jersey to perform a study of the sustainability of raw material generation in adequate quantity and quality to produce NICOSAN(TM)/HEMOXIN(TM) on a commercial basis. The study is scheduled for completion in February 2006.

Patents And Proprietary Technology

      We have been granted the following patents:

                              UNITED STATES PATENTS

   U.S. PATENT
       NUMBER                                         TITLE OF PATENT
1.   5,159,002         "Method for Purifying Dermostatin A and B"                                       1992

2.   5,210,226         "Method for Separating Purifying Polyene Macrolide Antibiotics"                  1993

3.   5,654,448         "Isolation  and  Purification of Paclitaxel from Organic Matter containing       1997
                       Paclitaxel, Cephalomannine and Other Related Taxanes"

4.   5,840,748         "Dihalocephalomannine and Methods of Use Therefor"                               1998

5.   5,854,278         "Preparation of Chlorinated Paclitaxel Analogues and Their Use Thereof as        1998
                       Antitumor Agents"

6.   5,807,888         "Preparation  of Brominated  Paclitaxel  Analogues and Their Use as Effective    1998
                       Antitumor Agents"

7.   5,840,930         "Method for Production of 2",3" Dihalocephalomannine"                            1998

8.   5,817,510         "Device and Method for Evaluating Microorganisms"                                1998



9.   Des. 411,308      "Covered, Multi-Well Assay Plate"                                                1999

10.  6,177,456         "Monohalocephalomannines having Anticancer and Antileukemic Activity and Method  2001
                        Preparation Therefor"

11.  6,765,015 B2      "Halogenated Derivatives Paclitaxel"                                             2004

                              INTERNATIONAL PATENTS

1. Pandey, R.C. and L. Yankov, "Isolation and Purification of Paclitaxel from Organic Matter Containing Paclitaxel, Cephalomannine and Other Related Taxanes" South African Letters Patent # 97/6834, July 28, 1999.

2. Pandey, R.C., L.K. Yankov, R. Nair and A. Poulev, "Paclitaxel Analogs, Preparation and Use as Antitumor Agents" South African Letter Patent #97/6833, July 28, 1999.

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

6. Pandey, R.C. and L.K. Yankov, "Isolation and Purification of Paclitaxel and Cephalomannine," Mexican Letter Patent # 203,824, August 20, 2001.

7. Pandey, R.C., L.K. Yankov, R. Nair and A. Poulev, "Paclitaxel Analogs, Preparation and Use as Antitumor Agents", Mexican Patent, September 4, 2001.

8. Pandey, R.C., L.K. Yankov, R. Nair and A. Poulev, "Paclitaxel Analogs, Preparation and Use as Antitumor Agents" New Zealand Letter Patent #326527, September 25, 2001.

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

10. Pandey, R.C., L.K. Yankov, "Isolation and Purification of Paclitaxel and Cephalomannine" Canadian Patent #2,210,972, October 21, 2003.

11. Pandey, R.C., L.K. Yankov, "Isolation and Purification of Paclitaxel and Cephalomannine" Chinese Patent #ZL96193149.3, April 2, 2003.

12. "Isolation and Purification of Paclitaxel and Cephalomannine" European Patent #0809639, July 19, 2004.

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

Scientific Advisory Board

      We have established the Scientific Advisory Board ("SAB"), which consists of scientists, researchers, and clinicians with recognized expertise in our areas of research. Certain members of the SAB are asked from time to time to review our research programs, advise us with respect to technical or clinical matters, and recommend personnel.

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

      NITYA ANAND PH.D., F.N.A., is a Scientist Emeritus at the Central Drug Research Institute in Lucknow, India, of which he was the Director between 1974 and 1984. He was previously the Senior Scientist of the Indian National Science Academy. Dr. Anand has been involved in medicinal science research for over 40 years, during which he has worked in the areas of drug design, drug synthesis, mode of action, and metabolism of drugs, and in evolving new approaches to therapeutics. He was responsible for the discovery of many new drugs, which include Centchroman, a contraceptive, Centbutindole, a neuroleptic, Centbucridine, a local anesthetic and Gugulipid, a lipid-lowering agent. Dr. Anand received his Ph.D. from Bombay University in 1948 and from Cambridge University in 1980.

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

      PROF. GEOFFREY A. CORDELL, PH.D., is a Professor and former administrator at The College of Pharmacy, University of Illinois at Chicago. He has lectured throughout the world on the isolation of biologically active natural products and on the future of drug discovery from plants. He has published over 480 scientific papers and reviews and has received a number of fellowships and awards. He received his Ph.D. from the University of Manchester in 1970.

      PROF. SUKH DEV, PH.D., D.SC., F.N.A., is a visiting Professor at the Centre for Biomedical Research, University of Delhi, India and has studied the organic chemistry of natural products and Ayurvedic medicinal plants for more than 40 years. He has held Research Professorship at the Indian Institute of Technology in Delhi (1988 - 1992), Director of the Malti-Chem Research Center in Nandesari, Varodara, India (1974 - 1988) and has been a Visiting Professor at the Stevens Institute of Technology, the University of Georgia, and the University of Oklahoma. He is a recipient of several awards including the Ernest Guenther Award (1980) of the American Chemical Society, and the Third World Academy of Sciences Award in Chemistry (1988). He has published over 350 scientific papers, books, and chapters and holds over 50 patents. He received his Ph.D. and D.Sc. from the Indian Institute of Science in 1948 and 1960, respectively.

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

Government Approval

      The researching, developing, manufacturing and marketing of product is subject to substantial regulation by the United Stated Food and Drug Administration, and equivalent government bodies in other countries. These government agencies regulate the research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of product. Historically, it takes 7-10 years to take a product from the laboratory to market.

      Prior to marketing a pharmaceutical product for other than research purposes, a company must submit a Drug Master File (DMF) to the FDA in order to obtain overall approval of the facility as a manufacturer of pharmaceuticals and a DMF in order to obtain approval for the process of manufacturing such products. Prior to manufacturing and marketing, a product must undergo: (i) preclinical testing including stability studies and animal testing; (ii) submission of an Investigational New Drug (IND) application, which must become effective before clinical trials may begin; (iii) successful initiation and completion of human clinical trials to establish the safety and efficacy of the proposed drug in its intended application; and (iv) FDA approval of the New Drug Application (NDA). Certain toxicity tests may be avoided if the product has previously been approved in another dosage form.

      Clinical trials are normally conducted in three sequential phases that may overlap. Phase I involves the initial introduction of the drug into healthy human subjects where the product is tested for safety, dosage tolerance, absorption, metabolism distribution and excretion. Phase II involves studies in a limited patient population in order to determine: (i) the efficacy of the product for specific, targeted indications; (ii) dosage tolerance and optimal dosage; and (iii) possible adverse side effects and safety risks. Once Phase II studies demonstrate that the product is effective and has an acceptable safety profile, Phase III trials are begun to further evaluate dose size and clinical efficacy while further testing for safety in an expanded patient population at geographically dispersed clinical study sites. The company and/or the FDA may terminate the clinical trials if at any point in the process it is determined that the clinical subjects are exposed to an unacceptable health risk, among other reasons.

      The results of the product development, pre-clinical studies and clinical studies are submitted as part of the NDA for FDA approval. The FDA may deny an NDA if applicable regulatory criteria have not been satisfied, or they may require additional clinical data. There is no guaranty FDA approval. Once a product is approved, the FDA continues to monitor the product. Ongoing FDA monitoring may require additional testing and surveillance programs to monitor the effects of the product. If the product does not meet regulatory compliance standards, or develops problems after entering the market, the FDA product approval may be modified, limited or rescinded. The product is also subject to state and local standards.

Orphan Drug Designation

      In August 2003, our Sickle Cell Disease product, NICOSAN(TM)/HEMOXIN(TM), received the Orphan Drug designation from the FDA Office of Orphan Drug Products Development. The Orphan Drug designation provides tax incentives with respect to clinical trials and also gives the company to first receive FDA approval for the product the right to market the product exclusively within the United States for a period of seven years from the date of receipt of its FDA approval.

      An Orphan Drug is defined as one that addresses: (i) a rare disease that affects fewer than 200,000 people; or (ii) a common disease that has been ignored because it is less prominent in the United States as compared to developing nations.

Research And Development

      During 2004, we spent approximately $2,119,000 on research and development as compared to $773,000 spent in 2003. None of these costs were borne by customers as we currently do not have a marketable product.

Employees

      Xechem currently employs 35 full-time employees of which 19 are located in Nigeria.

Factors Affecting Future Performance

      The following are important factors which relate to our business:

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

      Our board of directors executed a one share for 3,000 share reverse split of our shares of common stock. The first day of trading, post split, was May 28, 2003. Our stock has experienced volatility in the past. In connection with a recent loan agreement, certain lenders hold convertible notes and warrants, which could affect our stock price. In addition, Alembic Limited holds a $3,000,000 note, convertible into common stock at a discount to our market price.

      No Developed or Approved Products; Early Stage of Development

      We are a development stage company. Our primary potential new product is NIPRISAN (NICOSAN(TM)/HEMOXINTM), our sickle cell disease (SCD) drug, which we hope to begin marketing in Nigeria in 2005 or early 2006. Paclitaxel and its analogs are in the development stage. Although we have isolated paclitaxel in a substantially pure state and obtained several patents, there can be no assurance that such compound(s) will pass the necessary regulatory requirements for approval for sale in the United States or abroad. In addition, Bristol-Myers maintains a dominant market share in the paclitaxel business and may choose to take legal action to impair the entry of additional competitors in the market, such as by alleging infringement on certain patents. Although we have the capability to, and may, sell paclitaxel for research purposes, to date, we have not received any revenues from sales of paclitaxel for human consumption and have received only minimal revenues from other product sales or sales of paclitaxel for research and development. Our principal revenues have been contract research and testing and consulting services for other companies, which are not expected to continue, and which have historically been minimal. To achieve profitable operations, we, along with others, must successfully develop, obtain regulatory approval for, introduce, and market our potential pharmaceutical products. No assurance can be given that our product research and development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any products, if developed and introduced, will be successfully marketed or achieve market acceptance.

      History of Operating Losses; Future Profitability Uncertain

      We have experienced significant operating losses since inception and have generated minimal revenues from our operations. As of December 31, 2004, our accumulated deficit was approximately $61,241,000, which included losses from operations of $6,141,000 and $2,326,000 for the years ended December 31, 2004 and 2003 respectively. To date, we have been dependent on capital infusions for financing. Our ability to achieve a profitable level of operations is dependent in large part on our completing product development, obtaining regulatory approvals for its potential products and making the transition to commercializing such products. No assurance can be given that our product research and development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured or marketed or that profitability will be achieved. We will require additional funds to bring pharmaceutical products to market and to achieve profitable operations.

      Going Concern

      As a result of our losses to date, working capital deficiency, and accumulated deficit, the independent auditors report on our financial statements for each of the years ended December 31, 1993 through 2004, contain an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our continuation is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitable operations. We anticipate that we will continue to incur significant losses until successful commercialization of one or more products generates sufficient net revenues to cover all costs of operation. As a development stage company, we have a limited relevant operating history upon which an evaluation of our prospects can be made. Our prospects must, therefore, be evaluated in light of the problems, expenses, delays and complications associated with a new business. As a result of the development-stage nature of our business, additional operating losses can be expected. There can be no assurance that we can be operated profitably in the future.

      Ex-Im Bank Transaction

      We are in negotiations with UPS Capital Business Credit to obtain financing in the sum of $8,445,338 for our pharmaceutical project in Nigeria. The loan facility proposal is being processed under the U.S. Ex-Im Bank Loan Guarantee Program. One requirement, among others, of the loan facility is the provision of a Nigerian bank guarantee in the amount of the proposed loan, from an identified Nigeria-based bank.

      City Express Bank Plc., a Nigeria-based bank, has expressed its intent to provide the Nigerian bank guarantee required by UPS Capital and Ex-Im Bank. In order for City Bank to receive approval to provide the Nigerian bank guarantee, City Express must provide certain documentation and information, including City Express' plan to raise its capital base to 25 billion Nigerian Naira (approximately $185 million U.S.), as required by the Central Bank of Nigeria. This documentation and related information provided by City Express is subject to review and approval by UPS Capital. If UPS Capital completes its due diligence review of City Express to its satisfaction, a formal request will be submitted by UPS Capital to Ex-Im Bank for the credit guarantee approval. If Ex-Im Bank provides the loan guarantee, UPS Capital will be authorized to disburse the funds to us.

      As of April 8, 2005, City Express has not provided the requested documentation, including the required plan to raise its capital base to 25 billion Nigerian Naira, to UPS Capital or Ex-Im Bank. Until this City Express capitalization plan and remaining outstanding due diligence information are provided to UPS Capital, UPS Capital cannot complete its review and cannot grant approval of the underwriting of the $8,445,338 loan to us. Subsequently, Central Bank of Nigeria has approved documents presented by City Express which will be forwarded to UPS Capital for underwriting and loan approval before submission to Ex-Im Bank. There is no way to predict whether, upon submission of the City Express documentation, UPS Capital and Ex-Im Bank will provide their approval to City Express of the loan to us. Without this loan, or alternative capitalization, we have not identified alternative sources to fund the Nigerian Pharmaceutical Project or our ongoing operations. In the event the loan is obtained, we estimate that there will be additional expenses associated with the completion of the Nigerian facility and start-up of production. We are hopeful that these additional monies can come from potential local financing in Nigeria (debt, equity and/or possible prepayment for product) and/or from potential domestic funding sources, although no commitments have been obtained for such funding. In the event all of such financing can be obtained, we have the further risk that cost overruns and/or delays in bringing the product to market could adversely impact execution of our business plan.

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

      Management of Staff Growth and Retention

      As a result of a reduced amount of capital, the number of persons, which we employ, has decreased. We have reduced our staff from a one time high of 55 to 35 people. We expect to increase our staffing levels in the future. Our ability to execute our strategies will depend in part upon our ability to integrate such new employees into our operations and fund such additional cost. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing, and marketing. The inability to acquire such services or to develop such expertise could have a material adverse impact on our operations. Late in 2004, our controller left the company, which impacted our ability to complete our filings in a timely manner. We must fill this position in order to provide for the proper and timely filing of reports.

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

      Uncertainty Regarding Drug Development

      One of our principal strategies is to develop generic equivalents of niche off-patent drugs that enjoy limited competition. There can be no assurance that such strategy will prove successful or that any proposed products will be commercially viable. Even if we successfully develop and market such products, with time, other competitors will likely enter the markets for these products, which could adversely affect our business. There can be no assurance that we will be able to replicate products that come off patent, or that we will be able to obtain regulatory approval for the sale of such compounds.

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

      Risk Associated with Xechem Pharmaceuticals Nigeria Project

      Xechem Pharmaceuticals Nigeria Limited was formed in 2002, under the Companies and Allied Matters Act of 1992 of the Federal Republic of Nigeria. The majority of our business is being conducted through Xechem Nigeria. Currently, Xechem Nigeria is owned 100% by Xechem International, Inc. and we have a contractual commitment to issue 15% to Alembic Limited. A former employee of ours has given us notice that he believes he owns a percentage of the Xechem Nigeria stock and has asked for compensation for such stock although he has refused to produce any documentation establishing his claim. Xechem Nigeria has no copies of executed subscription agreements on behalf of this former employee, no consideration was ever received by Xechem Nigeria from this former employee for Xechem Nigeria stock and no Xechem Nigeria stock was issued to this former employee. If this former employee files suit, the cost of defending this litigation in the Nigerian courts could be high and detrimental to the operations of Xechem Nigeria, and the outcome of litigation can be uncertain.

      Xechem Nigeria was formed in order to manufacture, market and distribute a number of pharmaceuticals and prescription nutraceuticals originating from the African continent. On July 18, 2002, we signed an exclusive worldwide license for the manufacturing, marketing, distribution and sales of NIPRISAN(TM) from the National Institute of Pharmaceutical Research and Development, government of Nigeria, for the treatment of Sickle Cell Disease. NICOSAN(TM) is our name for the non-toxic phyto-pharmaceutical product formerly named NIPRISAN(TM). On September 2, 2003, we received an Orphan Drug designation for NIPRISAN(TM). Orphan drug status entitles the company to various incentives including the waiver of regulatory filing fees, access to potential grant funding for non-clinical and clinical research used to generate required data for marketing approval, and seven years of marketing exclusivity.

      In February 2005, Xechem Nigeria signed a long-term lease at nominal cost, for a production facility on approximately nine acres of land at nominal cost with Nigeria's scientific complex on land owned by Sheda Science and Technology Complex, Abuja, a parastatal of the Federal Ministry of Science and Technology, Abuja, Nigeria.

      Xechem Nigeria is in the process of developing this facility into a self-sufficient four-building complex for the commercial production of NICOSAN(TM)/HEMOXIN(TM). Xechem Nigeria has developed small-scale formulations which have shown efficacy in the treatment of Sickle Cell Disease, and must further refine and standardize this formulation for consistent production scale quantities sharing uniform active ingredients. The cost of refining these formulations and completing the build out, equipping and opening the facility are projected to be approximately $8,500,000. We have not yet obtained the financing necessary to support this development, and we may be unable to do so.

      In addition, social, political and economic instability may be significantly greater in Nigeria and many of the other African countries than that typically associated with the United States and other industrialized countries. Varying degrees of social, political and economic instability could significantly disrupt our ability to raise capital and conduct business in Nigeria.

      The currency of Nigeria has experienced significant fluctuations against the U.S. dollar. Xechem Pharmaceutical Nigeria Limited maintains its books in the Nigerian currency, the Naira, and reports its Nigerian income taxes with Naira financial reports. We may experience foreign currency exchange volatility, which could cause us to incur significant income tax adjustments in the future.

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

      Sarbanes-Oxley Compliance

      We will be required to comply with the Sarbanes-Oxley Act with respect to 2006 and beyond. Such compliance requires the establishment, monitoring and testing of internal controls, among other things. Although we plan to implement such controls and procedures, there can be no assurances that we will have adequate personnel and finances to meet the stringent requirements of these controls and procedures in full.

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

      Absence of Dividends; Dividend Policy

      We have not paid any dividends upon our common stock since our formation. We do not currently intend to pay any dividends upon the common stock in the foreseeable future and anticipate that earnings, if any, will be used to finance the development and expansion of our business. Our ability to pay dividends on our common stock will be limited by the preferences of any Class C Preferred Stock, which may be outstanding from time to time and may be limited by future indebtedness. Any payment of future dividends and the amounts thereof will be dependent upon our earnings, financial requirements and other factors deemed relevant by our board of directors, including our contractual obligations.

      Alembic Agreements

      We entered into a series of agreements with Alembic, Limited, pursuant to which Alembic loaned us $3,000,000, with interest accruing and the loan coming due in 2008. Such loan is convertible into common stock at Alembic's option at a substantial discount to the current market price for our stock. Should Alembic elect to effect such conversion, it may become a substantial stockholder of ours, at a valuation substantially dilutive of our market valuation. If it does not elect to convert the loan, we will owe it a substantial sum when the loan comes due, and may be unable to pay it. Our authorized capitalization includes up to 1,950,000,000 shares of common stock issuable by us. Depending upon the price of our common stock and the exercise of outstanding conversion rights, options and warrants in favor of Alembic and others, we may lack the authorized capitalization to permit all of the proposed exercises and conversions.

      The $3,000,000 funds were designed to fund our operations in Nigeria. Alembic recently notified us of its dissatisfaction with our progress on the Nigeria pharmaceuticals project and has expressed its desire to be paid in full immediately. We do not have the funds to repay the loan. Although the loan does not come due until 2008, Alembic may seek to determine a basis for accelerating payment on the loan. We have expressed a desire to accommodate Alembic.

      Under our royalty, distribution rights and joint cooperation agreement with Alembic, we are obligated to pay it substantial royalties with respect to our African and Indian activities and lesser royalties with respect to our U.S. activities. Should we fail to generate significant gross margins on the sale of our products in those areas, we may not be able to satisfy the obligations to Alembic, which would supersede our royalty rights. In addition, Alembic has rights of first refusal which could impair our ability to effectively market the product in Africa and surrounding regions with other distributors, although it has advised us that it presently is not interested in pursuing such rights.

      Our financing plan for Xechem Nigeria contemplates that we will obtain additional financing from investors in Nigeria for certain aspects of the production and distribution of NICOSAN/HEMOXIN in Nigeria. There can be no assurances that we will be successful in obtaining financing in Nigeria and/or that we will not experience unexpected costs or cost overruns in obtaining regulatory approval for the product, build out of the production facilities, cost of production of the product and/or cost of distribution of the product. We may be required to sell off a greater percentage of Xechem Nigeria than originally contemplated and/or be required to modify the current royalty structure in place as a condition to obtaining such financing, which could adversely impact our operations. We have no guarantees that current or future legislation or business practices in Nigeria will not adversely impact or ability to expatriate profits and/or royalty payments from our operations in Nigeria.

      Other Loans

      We have borrowed additional monies from various lenders besides those enumerated above. Should we fail to repay those loans, such lenders could take actions adverse to us. We are also obligated to file a registration statement to register the shares of common stock underlying loans funded to us in early 2005.

Item 2.  Description Of Property

      We conduct our operations in a state-of-the-art laboratory facility in New Brunswick, New Jersey. As a developer and producer of pharmaceuticals, we must meet certain Federal and State standards. For each facility subject to such standards, specific operating procedures are developed to meet these standards, and compliance with those procedures is monitored on a regular basis by both the FDA and state regulators. Compliance with these standards and procedures is known as current Good Laboratory Practices, or "cGLP" for research operations, and current Good Manufacturing Practices, or "cGMP" for manufacturing operations. Although we believe that we operate our facility in accordance with cGLP and cGMP; we have not yet received the FDA certification for cGMP.

      We lease our office and laboratory space at New Brunswick Technology Center, 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901. The facility consists of approximately 25,000 square feet and at original execution of the lease the lessor was unaffiliated. Ownership of the lessor was subsequently transferred to a new investment group and Dr. Pandey, our president, chief executive officer and chairman of the board, invested personal funds to acquire an approximately 25% interest in the lessor. Our base rent is approximately $14,217 per month, subject to annual increases, which commenced July 1, 2002, and continues for five years with base rent of approximately $15,700 per month in year five. In addition to base rent, we are responsible for our proportionate share of taxes and all other expenses of the building. We are up to date with our current monthly rent.

      As part of the negotiated terms of the July 2002 lease agreement, past due rental payments totaling approximately $88,000 would have been reduced to approximately $52,000, provided all rent and additional rent was paid on a timely basis. We did not fulfill our obligations fully under the lease agreement in 2003, but have paid all amounts due under the lease agreement during the year ended December 31, 2004. As of December 31, 2004, $15,000 remained due and payable to landlord and is included in accounts payable.

      Through our subsidiary, Xechem Pharmaceuticals Nigeria Limited, we recently signed a long-term lease for a production facility on approximately 9 acres of land at nominal cost within Nigeria's scientific complex on land owned by Sheda Science and Technology Complex, Abuja, a parastatal of the Federal Ministry of Science and Technology, Abuja, Nigeria. Xechem Nigeria is in the process of expanding this site into a self-sufficient four-building complex for the commercial production of NICOSAN(TM) / HEMOXIN(TM). Much of the equipment necessary for the production has been purchased or is in the process of fabrication, with a scheduled launch of the project in 2005 or early 2006, for sale of product initially in the Nigerian market.

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

      Our lawsuit alleges that Bristol-Myers Squibb is liable for violation of
Section 2 of the Sherman Act (15 USC 2). We are seeking an award in damages in the sum of at least $50 million dollars with damages to be trebled to at least $150 million dollars. The case was dismissed in late 2003, and we filed an appeal of the dismissal with the U.S. Court of Appeals for the Seventh Circuit. On September 23, 2004, the U.S. Court of Appeals for the Seventh Circuit reversed the District Court opinion and determined that the basis for dismissal was improper. It reinstated and remanded the case to the District Court. There can be no assurances as to the outcome of this lawsuit.

      Xechem formerly had entered into a license agreement with M.D. Anderson Cancer Center for certain paclitaxel formulation rights. That license has since been cancelled, with all investment therein by us having been written off. In March, 2000 we filed a declaratory judgment action in the United States District Court against MD Anderson and the Board of Regents of the University of Texas seeking to reinstate the license and to change the named inventor and ownership of the corresponding patent. The lawsuit was dismissed in 2003 and in January, 2004 we filed an appeal of the dismissal in the United States Court of Appeals. The United States Court of Appeals affirmed the trial court's dismissal of the case on Eleventh Amendment state sovereign immunity grounds, in that a state or state entity may not be sued in federal court to determine the correct inventor and owner of an issued United States patent. The patents in the lawsuit involve a new cremophor-free formulation of the $2 billion anti-cancer and restenosis-inhibiting drug paclitaxel. We plan to petition the United States Supreme Court with a Writ of Certiorari to hear the case.

      The outcome of these, and all other legal matters, is not expected to have a negative effect on the financial position, results of operations or cash flows of the Company.

Item 4.  Submission Of Matters To A Vote Of Stockholders

      No matters were submitted to a vote of the shareholders during the fourth quarter of the period covered by this report.

                                     Part II

Item 5.  Market For Common Equity And Related Stockholder Matters

Market Information

      Our Common Stock is traded on the OTC Bulletin Board. The following table shows the high and low bid quotations, on a quarterly basis, of our common stock from January 1, 2003 through March 31, 2005:

                                  Common Stock
                                  ------------
                           2003                2003               2003                2003
                          First               Second             Third               Fourth
                         Quarter             Quarter            Quarter             Quarter
                         -------             -------            -------             -------
High Bid                 $0.0002              $0.28              $0.18              $0.165
Low Bid                  $0.0001              $0.27              $0.14              $0.15

                           2004                2004               2004                2004                2005
                          First               Second             Third               Fourth              First
                         Quarter             Quarter            Quarter             Quarter             Quarter
                         -------             -------            -------             -------             -------
High Bid                 $0.065               $0.035             $0.023             $0.0187              $0.017
Low Bid                  $0.055               $0.03              $0.02              $0.0171              $0.013

      Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

      In May 2003 we had a reverse stock split of 3000 to 1. Our trading symbol also was changed at that time from "ZKEM" to "XKEM".

Dividends

      We have not declared or paid any dividends on our common stock since our inception and our board of directors does not contemplate doing so in the near future. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other factors, as our board of directors deems relevant.

Holders

      As of April 5, 2005, there were 364 record holders and approximately 6,500 beneficial owners of our Common Stock. Dividends on the Common Stock are subordinated to the payment of dividends on our outstanding Class A Voting Preferred Stock (the "Class A Preferred Stock"). The Class A Preferred Stock has a dividend preference of $.00001 per annum per share on the liquidation preference of $.00001 per share on a cumulative basis. As of April 5, 2005 there were 2,500 outstanding shares of Class A Preferred Stock. As of March 31, 2005 there were 6,489 outstanding shares of Class C, Series 6 Preferred Stock with a par value of $.00001 with voting rights of 1 share of Class C, Series 6 equal to 10,000 shares of Common Stock.

Recent Sales of Unregistered Securities

      The following sets forth securities sold by us in the last two years without registration under the Securities Act. Unless otherwise noted, in each case we sold shares of our common stock or warrants to acquire common stock in private transactions to persons we believed were "accredited investors" and/or "sophisticated investors" not affiliated with us unless otherwise noted, and purchasing the shares with an investment intent. Each of the transactions involved the offering of such securities to a substantially limited number of persons. Each person took the securities as an investment for his/her/its own account, and not with a view to distribution. We relied upon, exemptions contained in Section 4(2) of the Securities Act or Regulation D promulgated thereunder in each of these instances. In each case, the company did not engage in general solicitation and advertising and the shares were purchased by investors with whom we, through our officers and directors, had preexisting relationships. Each person had access to information equivalent to that which would be included on a registration statement on the applicable form under the Securities Act. We did not use underwriters for any of the transactions described below; therefore, these transactions did not involve underwriter discounts or commissions.

      On February 28, 2005, as part of a bridge loan financing, we received $545,000 in secured convertible debt from three investors. The debt is convertible into approximately 66,666.67 shares of common stock for each $1,000 invested (for approximately 36,333,335 shares), convertible at $0.015 per share. The bridge loan investors also received warrants to purchase 33,333.33 shares of common stock for each $1,000 invested (for approximately 18,166,665 shares), at $0.015 per share.

      Dr. Pandey is entitled to receive the amount of voting stock necessary for him to maintain 20% of the outstanding voting stock of our company. On December 31, 2004, we issued Dr. Pandey 5,566 shares of Class C, Series 6 Preferred Stock, so that he may maintain his 20%. The shares were issued to Dr. Pandey at par value. Each share of Class C, Series 6 Preferred Stock is equivalent to 10,000 shares of voting stock.

      On June 2, 2004, the board of directors issued a five year warrant to Anil Bhansali, and his designees, to purchase up to 5,000,000 shares of our common stock at $0.15 per share. Mr. Bhansali was instrumental in arranging the $3,000,000 Alembic financing.

      On June 2, 2004, the board of directors issued Bhuwan Pandey, the brother of Dr. Ramesh Pandey, and the on-site person in charge of our Xechem Nigeria operations, a five year warrant to purchase up to 5,000,000 shares of our common stock at $0.15 per share, vesting 2,500,000 shares on the launch of NICOSAN in Nigeria and 2,500,000 shares on the first anniversary of the launch date, provided he is employed by us or has been discharged by us without cause.

      In September 2004, we entered into an employment agreement with Betsy Singh, whereby she received a five year option to purchase 2,500,000 shares of our common stock at $0.03 per share, subject to vesting over a period of five years. Ms. Singh left our employ in February 1, 2005 and none of her option shares have vested.

      For the period from November 11, 2003 through June 30, 2004, Marjorie Chassman advanced $2,800,000 of convertible debt to us, which debt accrued approximately $103,100 in interest. She received warrants to purchase 14,000,000 shares of common stock at $0.0025 per share. On January 11, 2005, as part of the bridge loan financing described above, Ms. Chassman advanced an additional $1 million to us in the form of convertible secured debt. On February 28, 2005, Ms. Chassman advanced an additional $22,638.89 of convertible secured debt. The debt is convertible into our common stock at $0.015 per share. However, no debt is convertible prior to May 1, 2005 and no conversion may be effected if it will result in Ms. Chassman's owning 5% or more of our outstanding common stock. Ms. Chassman also received warrants to purchase 34,087,963 shares of common stock at $0.015 per share. Ms. Chassman is the spouse of David Blech.

      On April 23, 2004, our board of directors agreed to accept convertible note bridge loan financing, the proceeds of which would go to Ceptor, in the amount of $1,100,000. The bridge notes were convertible into shares of Xechem common stock, at the lesser of $0.07 per share or a 25% discount to market price if the loans were not repaid within six months. Mr. Pursley, our former director, president and chief operating officer and current president of Ceptor pledged his options to purchase 43,000,000 shares of Xechem common stock as security on the debt. Furthermore, the former Ceptor Shareholders, holding at least 80% of the original Ceptor Stock waived their rights to contingent compensation under the Ceptor merger agreement.

      We issued a total of 40,753,000 shares of common stock in connection with the conversion of approximately $145,000 of convertible debt and accrued interest at approximately $0.0025 per share.

      On April 7, 2004, we executed definitive documents with Alembic Limited, a pharmaceutical company based in India. We issued $640,000 of our common stock at an exercise price which was originally set at $0.15 per share and later reduced to $0.07 per share (approximately 9,142,857 shares) as part of an equity infusion. Alembic agreed to loan $3,000,000 to us in the form of a convertible note, which note is convertible at Alembic's option into our common stock at a 30%, 40%, 50% and 60% discount to the average closing price of our common stock, on the first, second, third and fourth anniversaries of the closing date, respectively over a four year period. We also entered into a License, Royalty and Distribution Rights Agreement, by and among Xechem, Alembic and Xechem Pharmaceuticals Nigeria, Limited, for the production and sale of NICOSAN(TM)/HEMOXIN(TM) through Xechem Nigeria, a majority owned subsidiary of ours. Pursuant to these agreements, Xechem granted Xechem Nigeria a sub-license of the HEMOXIN(TM) patent in return for a royalty to Xechem of 30% of gross revenues for the first year and 25% of gross revenues thereafter. We also granted Alembic a five year warrant to purchase 10,000,000 shares of our common stock at $0.20 per share, a 15% ownership interest in Xechem Nigeria and a right of first refusal for the distribution of HEMOXIN(TM)/NICOSAN(TM) in Nigeria.

      During the first quarter of 2004, we issued a total of 145,133,000 shares of common stock in connection with the conversion of approximately $320,000 of convertible debt and accrued interest, at $0.0025 per share.

      In January 2004, we issued 200,000 shares of our common stock to IBIS Advertising for services rendered in 2003.

      In March 2004, 200,000 shares of our common stock was issued to Jacobs for services rendered.

      On March 18, 2004, the board of directors issued Bhuwan Pandey a ten year option to purchase 500,000 shares of our common stock at $0.07 per share.

      On March 18, 2004, the board of directors issued Anil Bhansali a ten year option to purchase 500,000 shares of common stock at $0.07 per share.

      On March 18, 2004, the board of directors granted Adesoji Adelaja, a director of ours, a five year option to purchase 5,000,000 shares of common stock at $0.0025 per share, vesting as follows: 250,000 immediately; 250,000 on June 30, 2004; 250,000 on September 30, 2004; 250,000 on December 31, 2004;
1,000,000 on December 31, 2005; 1,000,000 on December 31, 2006; 1,000,000 on
December 31, 2007; and 1,000,000 on December 31, 2008. Furthermore, in the event of a change of control all shares vest immediately.

      On March 18, 2004 the board of directors issued Dr. David Jacobs 200,000 shares of Xechem common stock for full payment of the orphan drug application for Myodur, a treatment of muscular dystrophy on behalf of Ceptor.

      On February 18, 2004, the board of directors granted each of Leonard Mudry and Stephen Burg, directors of Xechem, ten year options to purchase 5,000,000 shares of our common stock at $0.01 per share. This exercise price was amended on August 27, 2004 to $0.0025 per share by the board of directors.

      We issued 6,000 shares of our Class C Series 7 Preferred stock to the shareholders of Ceptor Corporation in connection with our acquisition of Ceptor Corporation on February 18, 2004.

      In January 2004, we entered into an agreement with Wolfe Axelrod Weinberger to serve as our financial public relations counsel for a program of financial communications and investor relations. Among other things, under the terms of the agreement, we issued them a warrant to purchase 7,500,000 shares of our common stock at $0.1955 per share.

      During the year ended December 31, 2003, we issued a total of 63,581,057 shares (post-split) of our common stock in connection with the conversion of approximately $1,003,007 of convertible debt, at approximately $0.016 per share.

      On December 2, 2003, the board of directors voted to make Mr. Pursley the president and chief operating officer of Xechem. The board further agreed to enter into a two year employment agreement with Mr. Pursley, effective December 1, 2003, whereby he would receive an annual base salary of $330,000 with a discretionary bonus in addition to an option package exercisable at $0.0025 per share to provide him with 20% fully diluted ownership of Xechem based upon current outstanding stock. On March 31, 2004, we entered into an agreement with Ceptor Corporation and William Pursley, in which Mr. Pursley agreed to resign as the president and chief operating officer of Xechem and act as the chief executive officer of Ceptor Corporation for a two year term, subject to automatic renewal. As part of his compensation package, the board of directors amended Mr. Pursley's original option package to eliminate his 20% option and replace it with a five year option to purchase 43,000,000, shares of Xechem common stock exercisable at $0.0025 per share.

      Dr. Pandey is entitled to receive the amount of voting stock necessary for him to maintain 20% of the outstanding voting stock of our company. In December 2003, we cancelled all of the outstanding shares of Class C Series 6 Preferred Stock which had been issued to Dr. Pandey, as a result of the reverse split. We then issued 923 shares of Class C Series 6 Preferred Stock to Dr. Pandey so that he could maintain his 20% voting rights. The shares were issued to Dr. Pandey at par value. Each share of Class C, Series 6 Preferred Stock has voting rights equivalent to 10,000 shares of voting stock and carries with it nominal economic value (i.e., the right to be redeemed at par value of $0.00001 per share).

      In 2003, we received convertible notes in the amount of $88,000 from members of Dr. Pandey's family. The notes are due upon demand with interest at 8% to 12%. Four of the note holders will be issued 360,000 shares of our common stock. Two of the remaining notes, totaling $20,000 can be converted into 2,000,000 shares of common stock.

Item 6.  Management's Discussion And Analysis

General

      We are the holder of all of the capital stock of Xechem, Inc., a development stage bio-pharmaceutical company engaged in the research, development, and production of niche generic and proprietary drugs from natural sources. Xechem, Inc. was formed in March 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.), a publicly traded company. Xechem Laboratories (formed in 1993), XetaPharm, Inc. (formed in 1996), and Xechem (India) Pvt. Ltd. (acquired in
1996) are our subsidiaries. Xechem Pharmaceutical China Ltd., (formed in 2000) is an inactive affiliate. Xechem Pharmaceuticals Nigeria Limited (formed in 2002) is currently owned 100% by us and we have a contractual commitment to issue 15% to Alembic Limited. Xechem's principal product under development is NICOSAN(TM)/HEMOXIN(TM) which has shown efficacy in the treatment in Sickle Cell Disease. The development and production of NICOSAN(TM)/HEMOXIN(TM) is being conducted through Xechem Nigeria.

Results of Operations

The Year Ended December 31, 2004 vs. The Year Ended December 31, 2003

      The following table sets forth certain statement of operations data of Xechem for each of the years ended December 31, 2004, and December 31, 2003 and for the cumulative period from inception (March 15, 1990) to December 31, 2004.

                                                                                 Cumulative
                                                           Years Ended              from
                                                           December 31        Inception to 2004
                                                           -----------        -----------------
                                                                    (in thousands)
                                                       2004          2003

      Revenue                                       $      168    $      318    $    2,115
      Research and development expense              $    2,119    $      773    $   13,541
      General and administrative expenses           $    4,190    $    1,866    $   21,097
      Write down of inventory and intangibles       $       --    $        5    $    1,861
      Loss from operations                          $   (6,141)   $   (2,326)   $  (34,384)
      Other expense                                 $  (11,850)   $   (1,592)   $  (28,927)
      Sale of New Jersey net operating loss carry
      forwards                                      $      385    $       90    $    2,070
      Net Loss                                      $  (17,606)   $   (3,828)   $  (61,241)

Revenue

      Revenue decreased $150,000 or 47% from $318,000 for the year ended December 31, 2003 to $168,000 for the year ended December 31, 2004. The $168,000 in revenues consisted of approximately $60,000 in consulting fees, and approximately $3,000 in lab service fees for Xechem Inc. XetaPharm's revenues from the sale of nutraceuticals decreased approximately $3,000 or 23% from $13,000 for the year ended December 31, 2003 to $10,000 for the year ended December 31, 2004. Xetapharm also recognized revenue from consulting fees of approximately $95,000, a decrease of approximately $17,000 or 16%.

Research and Development

      Research and development expenditures increased $1,346,000 or 174% from $773,000 for the year ended December 31, 2003 to $2,119,000 for the year ended December 31, 2004. Our research and development expenditures emphasize our new sickle cell drugs NIPRISAN (new names NICOSAN(TM)/HEMOXIN(TM)) and a new start up entity, Xechem Nigeria Ltd., start up costs for this project were approximately $1,378,000 in 2004 as compared to $208,000 in 2003. We also continue to research compounds for niche generic anticancer, antiviral and antibiotic products, which enjoy significant market demand but are no longer subject to patent protection.

      The major expenses of 2004 were: (a) salaries and wages of our executive officers and key personnel which were approximately $226,000 for the year ended December 31, 2004, as compared to approximately $220,000 for the year ended December, 2003; (b) depreciation expense of approximately $177,000 an increase of approximately $27,000 or 18% as compared to 2003; (c) consulting fees which increased to $184,000, due primarily to the sickle cell project; (d) outside services fees of approximately $1,000 as compared to $ 77,000 in 2003; (e) repairs and lab materials and supplies decreased $42,000 from $80,000 for the year ended December 31, 2003 to $38,000 for the year ended December 31, 2004; and (f) the start up costs for Xechem Nigeria Ltd. and our new sickle cell drug increased to $1,378,000 for the year ended December 31, 2004 as compared to $208,000 for the year ended December 31, 2003.

      We anticipate expenses to increase for 2005 with our proposed launching of NICOSAN(TM) in Nigeria and the clinical testing and trials of our new drug HEMOXIN(TM) in the United States. We are not currently capitalized to continue activities related to the proposed launching of NICOSAN(TM) in Nigeria and the clinical testing and trials of our new drug HEMOXIN(TM) in the United States. In order to pursue these activities, we must obtain additional financing. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

General and Administrative

      General and administrative expenses increased $2,324,000 or 125%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase in expenses for the year was due, in part, to the following: (a) an increase in salaries to approximately $1,138,000, which reflects an increase of approximately $610,000 or 115% due to increases in compensation for our corporate officers and the hiring of new personnel; (b) newly obtained officers' life insurance and directors and officers liability insurance, for an increase of approximately $100,000; (c) an advertising expenses increase of approximately $101,000 due to special promotions to increase public awareness; (d) private placement fees for securing funding totaled $379,000 in 2004; (e) an increase in accounting fees by $81,000 for a total of $122,000 for the year ended December 31, 2004 as compared to the year ended December 31, 2003; (f) an increase in travel expense by $107,000 to $191,000 for the year ended December 31, 2004, as compared to the year ended December 31, 2003 primarily due to increased travel to Nigeria; and (g) an increase in consulting fees of approximately 46% or $978,000 primarily connected to the sickle cell project and investor relations. Our rent expense decreased approximately $49,000 or 26% for the year ended December 31, 2004 as compared to the year ended December 31, 2003, and legal fees decreased for the year ended December 31, 2004 as compared to the year ended December 31, 2003 by approximately $103,000.

Liquidity and Capital Resources

      Interest expense for non-related parties equaled approximately $2,511,000 in the year ended December 31, 2004, an increase of approximately $987,000 or 64% as compared to the year ended December 31, 2003. The increase in expense was the result of additional debt incurred in 2004 and was non-cash in nature due to borrowings evidenced by debentures and notes and the beneficial conversion feature of said debentures. Cash expenditures for interest was approximately $44,000 for the year ended December 31, 2004 as compared to $36,000 for the year ended December 31, 2003.

      2002 Unsecured Convertible Notes

      On May 23, 2002 we received approximately $1,134,000 in unsecured convertible notes less $130,000 in legal and finder's fees. The term of these notes was for two (2) years with simple interest accruing at the annual rate of 8% payable on May 23, 2004. These notes were fully converted to equity as noted below. These notes were convertible into shares of our common stock after six months from receipt, the conversion price of the notes was the lower of $0.005 or 50% of the lowest closing bid price for the shares on the OTC Pink Sheets, the OTC Bulletin Board, the NASDAQ SmallCap or NMS Markets or any stock exchange. In addition, certain of the holders of unsecured convertible notes were issued five year warrants to purchase 11,853 shares of common stock at an exercise price of $30 per share, with .01333 warrants issued for each $1.00 of investment in notes. The estimated fair value of the warrants of approximately $271,000 and the intrinsic value of the beneficial conversion feature of approximately $834,000 have been allocated to paid-in capital. This resulting debt discount has been amortized on a straight line basis over the term of the notes.

      The interest on those notes accrued and was payable upon maturity and, at the option of the holder, could be converted into common stock, by a defined formula.

      During 2004 we had the following activity concerning the "Unsecured Convertible Notes":

      Balance                  Converted    Converted                   Balance
      01/01/04    Additions    Principal    Interest    Shares Issued   12/31/04
      --------    ---------    ---------    --------    -------------   --------
      $317,000        --       $317,000     $45,000      144,933,393     $   --

      2002 Convertible Notes

      During 2002, we issued convertible notes totaling $367,000, which was increased by an additional funding of $767,000 by certain investors during the twelve months ended December 31, 2003, at which time debentures were converted into term notes. The new term notes bearing simple interest at 8% per annum, plus additional interest equal to 40% of our net judgment or settlement proceeds with respect to the Bristol-Meyers Squibb lawsuit (the "BMS Lawsuit"), subject to an adjustment factor of the net recovery to us (after deduction of legal fees and costs). We have granted the term loan holders a security interest in the BMS lawsuit. These notes will be due on the later of 18 months from the date of the note purchase agreement (discussed below) or final disposition of the BMS Lawsuit (provided that the additional interest, if any, as referenced above, will be due on disposition of the BMS Lawsuit). As of December 31, 2004, we accrued interest of approximately $161,000 associated with this loan. The BMS Lawsuit alleges damages due to alleged anticompetitive actions by Bristol-Myers-Squibb in connection with its activities related to paclitaxel. Our lawsuit was dismissed in 2003 which was reversed on appeal and remanded to the District Court.

      Debentures

      As of December 31, 2003, we had approximately $84,000 in outstanding debentures bearing interest at 8% and maturing in 2011. The debentures were convertible six months after issuance at $7.50 per share. The intrinsic value of the beneficial conversion feature of approximately $144,000 has been allocated to paid-in-capital. In October 2003, after a series of modifications, the debentures were convertible into common stock using a conversion price of $0.0025. In April 2004, the entire $84,000 plus accrued interest of $16,000 were converted into 39,952,228 shares of our common stock, thus retiring the debt in full.

      Alembic Limited Transaction

      In April 2004, we executed definitive documents with Alembic Limited which included a commitment to loan $3,000,000 to us. The entire $3,000,000 of the loan amount has been funded and accrued interest of approximately $111,400 has been recorded. The loan is convertible into our common stock with a maximum discount of 60% of fair market value. The intrinsic value of the beneficial conversion feature of $3,000,000 on the debt funded as of December 31, 2004 has been allocated to paid in capital. This resulting debt discount is being amortized on the straight-line basis over the life of the debt. As of December 31, 2004, we have incurred a charge to our statement of operations of $371,000. The loan was part of a series of integrated transactions whereby we agreed to provide Alembic with a 15% participation in the Xechem Nigeria Ltd. ownership, royalties on sales of NIPRISAN and a right of first refusal to distribute the product outside of the U.S. The $3,000,000 loan was to be used for the Nigeria pharmaceutical project or the NIPRISAN project. Alembic recently expressed a desire to have the loan prepaid due to its dissatisfaction with the progress made by the company with the NIPRISAN project.

      Chassman Loan

      We entered into a letter agreement (reflecting a never-codified note purchase agreement) dated November 11, 2003, with Marjorie Chassman and her designees to issue $6,000,000 of unsecured promissory notes over a 12 month period, to be funded: (i) $700,000 by November 25, 2003; (ii) $650,000 by December 24, 2003; (iii) $500,000 per month for January and February, 2004; (iv) $450,000 for March, April and May, 2004; (v) $400,000 for June, July, August, September and October, 2004; and (vi) $300,000 for November, 2004. Proceeds from the loans for 2004 were due on the first business day of the month, subject to a 30-day grace period. The notes were to bear interest at 8% per annum and mature 18 months from the date of the agreement. In addition, we granted Chassman five year warrants to purchase 30,000,000 shares of our common stock at an exercise price of $.0025 per share, subject to anti-dilution terms and subject to pro rata vesting based upon funding of the loan. The warrants were not exercisable until one year after issuance.

      On May 26, 2004, an amount equal to $2,800,000 had been advanced to us by Chassman. The parties agreed to amend the original agreement to provide for the remaining funding of the debt. Under the terms of the amendment, Chassman was to fund the remaining portion of the debt at the rate of $200,000 per month. Furthermore, the debt, which was unsecured, would be due December 31, 2006. No additional payments were made with respect to funding the debt. As of December 31, 2004, we had received $2,800,000 from this loan and recorded $215,100 in accrued interest.

      On January 11, 2005 in anticipation of a bridge financing, we entered into a new letter agreement (to be superseded by a definitive agreement) with Chassman, whereby Chassman agreed to provide $1,000,000 in financing to us on the following terms and conditions. Chassman funded $1,000,000 to us on January 11, 2005, and an additional $22,638.89 pursuant to the bridge loan financing described herein:

      o This advance would be repayable upon the closing on bridge financing in the amount of at least $2,000,000 net proceeds to us and not to exceed $2,500,000 of aggregate bridge financing. If less than $2,000,000 of net proceeds were raised in the bridge financing, Chassman's advance would be repaid in part out of the entire excess net proceeds over $1,000,000. Any portion not repaid out of the bridge financing would be pari passu debt with the bridge debt on all the same terms and conditions.

      o Chassman extended the maturity of the debt currently due to her (approximately $3,900,000 plus accrued interest) to December 31, 2006, subject to the required sale of our holdings in Ceptor Corporation, a Delaware corporation, and our former subsidiary. The debt would be secured by a second priority security interest in our Ceptor common stock position (which will become a first priority lien when and if the bridge financing is repaid in full). The debt would be made convertible into our common stock at $.015 per share conversion price, provided that no conversion may be effected prior to May 1, 2005, and, provided further, no conversion may be effected if it will result in Chassman's ownership of 5% or more of our outstanding common stock. In addition, the vested portion of the 30,000,000 warrants related to Chassman's prior funding (approximately 14,000,000 warrants) would be issued immediately, in tranches dated to coincide with the prior funding by Chassman. The warrants contain a cashless exercise period and would also be subject to a limitation on exercise that after giving effect to any exercise Chassman shall not own 5% or more of our outstanding common stock. The unvested portion of the 30,000,000 warrants was cancelled.

      o After repayment (including by conversion) of the bridge financing, two-thirds of the sale proceeds of Ceptor common stock resulting from sales by us would be applied to retire the debt due to Chassman, with the remainder available to us. The portion of the debt secured by the BMS Litigation proceeds would continue to be so secured and will be repaid last out of Ceptor common stock sale proceeds.

      o In the event that we had not received bridge financing proceeds, including any funds advanced by Chassman, of at least $2,000,000 by February 28, 2005, the conversion price on Chassman's pre-existing debt would have been reset at $.02 per share.

      2005 Bridge Loan Financing

      On February 28, 2005, Xechem entered into a series of bridge loan financing agreements, wherein the investors infused approximately $567,639 into the company on the terms and conditions as set forth herein.

      Investors purchased approximately 568 units. Each such unit is comprised of $1,000 principal amount of secured convertible promissory notes and five year warrants to purchase approximately 33,333.33 shares of common stock, par value $0.00001 per share, at $0.015 per share per unit (for a total of approximately 18,933,330 shares for 568 units). The subscription purchase price was $1,000 per unit. The secured promissory note bears simple interest of 10% per annum and is due December 31, 2005, subject to extensions, as described below. The secured promissory note is secured by our ownership of 3,386,563 shares of common stock of Ceptor Corporation, a Delaware corporation and former wholly owned subsidiary of ours. Investors may convert the secured promissory notes into shares of our common stock at any time prior to the maturity date, at $0.015 per share (approximately 66,667 shares per unit for a total of approximately 37,866,669 shares for 568 units), subject to adjustment. The conversion price per share shall be reduced in the event we subsequently issue, sell or grant shares of our common stock for consideration per share of less than $0.015 per share. The conversion price shall be reduced to that amount calculated by multiplying the conversion price in effect prior to the adjustment by a fraction, the numerator of which is: (A) the number of shares of common stock outstanding immediately prior to the event, plus the number of shares of common stock issued as part of the dilutive event multiplied by a fraction the numerator of which is the dilutive price and the denominator of which is the conversion price; and (B) the denominator of which is the number of shares outstanding immediately following the dilutive event.

      We have also agreed to use our best efforts to file a registration statement to register the shares of common stock underlying the warrants and the secured promissory notes as soon as possible and within 90 days of the date of the agreement. There is no penalty should we fail to file a registration statement within 90 days.

      We also agreed to sell at least 25% of our Ceptor shares, to the extent required to repay the bridge notes (including the Chassman note described above) by December 31, 2005, subject to extension. Ceptor agreed to register certain of its shares pursuant to a merger agreement. If Ceptor has not registered the Ceptor shares by September 30, 2005, the outside date of sale of the 25% of the Ceptor shares is extended to March 31, 2006. Furthermore, we have agreed to sell an additional 25% of our Ceptor shares to the extent necessary to pay all of the bridge loans by June 30, 2006. To the extent that any amounts remain unpaid, all amounts shall be immediately due and payable on December 31, 2006.

      New Jersey Economic Development Authority

      During December of 2004 we received approval from the New Jersey Economic Development Authority ("NJEDA") to sell approximately $532,000 of tax benefits generated from NOL's. Under the terms of this NJEDA program, the proceeds of the sale had to be used for the purchase of fixed assets, working capital and any other expenses determined by the NJEDA to be in conformity with the New Jersey Emerging Technology and Biotechnology Financial Assistance Act. During 2004 and 2003, Xechem and its subsidiaries transferred the tax benefits of $532,000 and $109,000 in exchange for $385,000 and $90,000 respectively, pursuant to the New Jersey State Tax Credit Transfer program. We received $385,000 net pursuant to this program in December 2004.

Plan of Operations

      Nigeria Pharmaceutical Project

      Xechem Pharmaceutical Nigeria Limited was formed in 2002, under the Companies and Allied Matters Act of 1992 of the Federal Republic of Nigeria. Currently, Xechem Nigeria is owned 100% by Xechem International, Inc. and we have a contractual commitment to issue 15% to Alembic Limited. Xechem Nigeria was formed in order to manufacture, market and distribute a number of pharmaceuticals and prescription nutraceuticals originating from the African continent.

      On July 18, 2002, we signed an exclusive worldwide license for the manufacturing, marketing, distribution and sales of NIPRISAN from the National Institute of Pharmaceutical Research and Development, government of Nigeria, for the treatment of Sickle Cell Disease. NICOSAN(TM) is our name for the non-toxic phyto-pharmaceutical product formerly named NIPRISAN. On September 2, 2003, we received an Orphan Drug designation for NIPRISAN/HEMOXIN(TM). Orphan drug status entitles the company to various incentives including the waiver of regulatory filing fees, access to potential grant funding for non-clinical and clinical research used to generate required data for marketing approval, and seven years of marketing exclusivity. In February 2005, Xechem Nigeria signed a long-term lease for a production facility on approximately nine acres of land at nominal cost with Nigeria's scientific complex on land owned by Sheda Science and Technology Complex, Abuja, a parastatal of the Federal Ministry of Science and Technology, Abuja, Nigeria.

      Xechem Nigeria is in the process of developing this facility into a self-sufficient four-building complex for the commercial production of NICOSAN/HEMOXIN(TM). Xechem Nigeria has developed small-scale formulations which have shown efficacy in the treatment of Sickle Cell Disease, and must further refine and standardize this formulation for consistent production scale quantities sharing uniform active ingredients. The cost of refining these formulations and completing the build out, equipping and opening the facility are projected to be approximately $8,500,000.

      Capitalization--Existing and Proposed

      On December 31, 2004, we had cash of $342,000, negative working capital of $5,141,000 and a deficit in stockholders' equity of $636,000.

      We have received approximately $4,450,000 in the form of proceeds from debentures, short-term loans, related party loans and equity securities. Cash used in operating activities was $4,518,000 during 2004. As a result of our net losses to December 31, 2004 and accumulated deficits since inception, our auditors, in their report on our financial statements for the year ended December 31, 2004, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. In addition, Alembic Limited, whose $3,000,000 loans was designed to contribute to the financing of the Nigeria pharmaceutical project, has expressed its dissatisfaction with the progress we have made and wishes to be paid back its entire $3,000,000 loan immediately.

      We anticipate generating additional large expenditures (approximately $8,500,000) in our efforts toward the development and completion of our Nigeria pharmaceuticals project, as described above. Our research and development activities are at an early stage and the time and money required developing the commercial value and marketability of our proposed products will require significant cash expenditures for an indefinite period in the future. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

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

      In order to meet these cash needs we will continue to apply to various governmental agencies to fund our research on specific projects and those projects that are in our expertise. We have also have entered into the following recent financing agreements and are in the process of trying to secure additional financing, as described below, none of which financings will meet our anticipated funding needs.

      Ceptor Spinoff

      On March 31, 2004, we entered into an agreement with Ceptor and William Pursley, a former director and executive officer of ours, intending to provide a framework for the independent financing of Ceptor. As part of the agreement, William Pursley agreed to serve as the chief executive officer of Ceptor pursuant to a two-year employment agreement, subject to automatic renewal, and base compensation comparable to that previously earned by Mr. Pursley while an officer of Xechem. Mr. Pursley resigned from his positions as president, chief operating officer, vice chairman and member of the board of directors as part of this agreement.

      In connection with the foregoing, Mr. Pursley also agreed to reduce the number of shares of Xechem common stock to which he holds or could hold options by amending and restating his existing option agreement (which calls for a formula as to aggregate options grantable) to provide for an option to purchase 43,000,000 shares of common stock in the aggregate, exercisable for nominal consideration.

      The agreement further contemplated that Ceptor would seek to obtain bridge funding to be followed by a subsequent round of capital infusion. Xechem agreed to fund $125,000 on or before April 1, 2004, and subject to the full funding by Marjorie Chassman of her loan obligations to Xechem for the months of April and May of 2004, Xechem agreed to fund an additional $125,000 on May 1, 2004 and June 1, 2004 to Ceptor. All such fundings were in the form of capital contributions.

      The agreement also contemplated that Ceptor would take the necessary steps to effect a stock split so that after the split, Xechem would own 1,406,250 shares of Ceptor $0.00001 per share par value common stock, constituting all of its then issued and outstanding stock. Ceptor also agreed to issue to Mr. Pursley and his designees (intended to comprise Ceptor management team members) options to purchase in the aggregate 1,093,750 shares of common stock, fully vested and exercisable at par value for a period of 10 years from the date of grant. Ceptor also agreed to pay Xechem a royalty of 2% of gross revenues received by it on the licensing of Ceptor products.

      Finally, the Agreement provided that Xechem would sell back to Ceptor over time up to 625,000 shares of its common stock in Ceptor for an aggregate of $2,000,000, payable from 25% of the proceeds of financings received by Ceptor other than the contemplated bridge financing. At the end of two years if the full $2,000,000 has not been paid out to Xechem, it had the right to put the remaining portion of the shares held for sale back to Ceptor to cover the deficiency. In order to induce the funding of a bridge loan, Xechem agreed that in the event such a loan was funded and was not paid off when due, it would permit the bridge lender to convert the unpaid indebtedness owing with respect to the bridge loan into Xechem common stock at the lesser of $0.07 per share or seventy five percent (75%) of the average closing price of Xechem's common stock for the ten trading days preceding the date of funding of the bridge loan. Xechem was granted piggyback registration rights with respect to the shares in Ceptor it may hold from time to time, subject to its agreement to lock up the sale of the shares on the open market for a period of 180 days following the initial registration of any Ceptor shares pursuant to a registration statement.

      On December 9, 2004, Xechem, Mr. Pursley and Ceptor entered into a second amendment to the Ceptor agreement. The parties entered into the second amendment as part of a merger between Medallion Crest Management, Inc., a Florida corporation, Ceptor and CepTor Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Medallion. Pursuant to the merger, Ceptor merged with and into Acquisition Corp, with Ceptor surviving as the wholly-owned subsidiary of Medallion. Pursuant to the merger agreement, Medallion acquired all of the outstanding capital stock of Ceptor in exchange for issuing shares of Medallion's common stock, par value $0.0001 per share to Ceptor's shareholders at a ratio of 2.165674 shares of Medallion common stock for each share of Ceptor common stock outstanding at the effective time of the merger, and assumed certain obligations of Ceptor to holders of its outstanding indebtedness and others. As a result, the former shareholders of Ceptor became shareholders of Medallion. Medallion then changed its name to Ceptor. Xechem was the record holder of 1,800,000 issued and outstanding shares of common stock of Ceptor, which following the merger converted into 3,898,213 shares of Medallion/Ceptor common stock.

      As a condition to closing the merger, Medallion/Ceptor initiated an offering. The second amendment modified the put obligation with respect to the capital raised through offerings by Ceptor. Xechem could put back to Ceptor that number of its shares of Ceptor stock in an amount equal to the quotient of: (a) ten percent (10%) of the gross cash raised (before any commissions or other expenses) in each tranche of equity financing, divided by (b) the price per share of Ceptor common stock, at which such equity tranche was raised.

      Medallion/Ceptor planned to raise a minimum of $2.5 million and a maximum of $6.0 million from the offering of units. Each unit consisted of one share of Series A Convertible Preferred Stock and a warrant for 5,000 shares of Medallion/Ceptor common stock, exercisable at $2.50 per share. Units were offered by the placement agent for sale at $25,000 per Unit. Shares of Series A Convertible Preferred Stock were convertible into 10,000 shares of Medallion/Ceptor common stock. The offering was subsequently supplemented to accommodate increased demand, and an aggregate of $12,791,250 of gross proceeds was raised.

      In February 2005, Ceptor completed its offering for $12,791,250. Xechem exercised its put for $1,279,125 in cancellation of 511,650 shares ($12,791,250 x .10 = $1,279,125 / $2.50 = 511,650). Following the put/redemption, Xechem owns 3,386,563 shares of Ceptor stock.

      Pursuant to the terms of the second amendment, Xechem continues to be entitled to a royalty of two percent (2%) of gross revenues received by Ceptor with respect to the sale or licensing of products incorporating any of the Ceptor intellectual property owned by Ceptor on the effective date of the Ceptor agreement.

      Finally, Xechem's Ceptor shares are subject to a lock-up agreement which was modified per the second amendment: Xechem cannot sell its Ceptor Shares for a period of six months following the effective date of the registration of the securities sold through the offering; thereafter, Xechem may sell an amount equal to up to fifty percent (50%) of the Ceptor Shares until the first anniversary of the effective date of the registration, at which time Xechem will be free to sell all its Ceptor Shares. If the Ceptor Shares are not registered within six months following the termination of the offering, then the Ceptor Shares shall be under a lock up agreement for a period of one year following the termination of the offering, at which time Xechem may sell up to fifty percent (50%) of its Ceptor Shares, with the ability to sell all of its Ceptor Shares eighteen months following the termination of the offering. Notwithstanding anything herein to the contrary, Xechem may transfer the Ceptor Shares in a privately negotiated transaction to any person or entity who agrees to be bound by the lock up agreement.

      Although still a significant shareholder, we no longer have the ability to control Ceptor's operations. None of our directors remain on the Ceptor board. Ceptor has applied for listing on the American Stock Exchange. Ceptor's success will be dependent upon further development of its products and attainment of the necessary capital to finance the successful movement of its products through the FDA regulatory approval process.

      Ex-Im Bank Transaction

      We are in negotiations with UPS Capital Business Credit to obtain financing in the sum of $8,445,338 for our pharmaceutical project in Nigeria. The loan facility proposal is being processed under the U.S. Ex-Im Bank Loan Guarantee Program. One requirement, among others, of the loan facility is the provision of a Nigerian bank guarantee in the amount of the proposed loan, from an identified Nigeria-based bank.

      City Express Bank Plc., a Nigeria-based bank, has expressed its intent to provide the Nigerian bank guarantee required by UPS Capital and Ex-Im Bank. In order for City Bank to receive approval to provide the Nigerian bank guarantee, City Express must provide certain documentation and information, including City Express' plan to raise its capital base to 25 billion Nigerian Naira (approximately $185 million U.S.), as required by the Central Bank of Nigeria. This documentation and related information provided by City Express is subject to review and approval by UPS Capital. If UPS Capital completes its due diligence review of City Express to its satisfaction, a formal request will be submitted by UPS Capital to Ex-Im Bank for the credit guarantee approval. If Ex-Im Bank provides the loan guarantee, UPS Capital will disburse the funds to us.

      As of April 8, 2005, City Express has not provided the requested documentation, including the required plan to raise its capital base to 25 billion Nigerian Naira, to UPS Capital or Ex-Im Bank. Until this City Express capitalization plan and remaining outstanding due diligence information are provided to UPS Capital, UPS Capital cannot complete its review and cannot grant approval of the underwriting of the $8,445,338 loan to us. Subsequently, Central Bank of Nigeria has approved documents presented by City Express which will be forwarded to UPS Capital for underwriting and loan approval before submission to Ex-Im Bank. There is no way to predict whether, upon submission of the City Express documentation, UPS Capital and Ex-Im Bank will provide their approval to City Express of the loan to us. Without this loan, or alternative capitalization, we cannot fund the Nigerian Pharmaceutical Project or our ongoing operations.

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

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either
(i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities ("SPEs") created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. We do not have any arrangements with variable interest entities that will require consolidation of their financial information in our financial statements.

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

      In December 2004, Financial Accounting Standards Board (FASB) issued Statement 123(R) Share-Based Payment (revised 2004), which requires companies to recognize in the income statement the fair value of all employee share based payments, including grants of employee stock options as well as compensatory employee stock purchase plans, for interim periods beginning after June 15, 2005 and will become effective for us for the quarter ending September 30, 2005. Accordingly, SFAS 123(R) eliminates the ability to account for share based compensation using APB 25, and the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See "Stock-Based Compensation" above for the pro forma net loss and net loss per share amounts, for the years ended 2004 and 2003, as if we had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we do not expect the adoption to have a material impact on the statements of operations for the year ending December 31, 2005.

      FASB 153, Exchanges of Nonmonetary Assets amends FASB Statement No. 66, Accounting for Sales of Real Estate, amends guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Opinion 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance-that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions.

      The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The adoption of Statement 153 will not have any material effect on our financial position, results of operations, or cash flow.

      For further information concerning accounting policies, refer to Note 1 of consolidated financial statements.

Item 7.  Financial Statements

      The following financial statements of Xechem International, Inc. and subsidiaries are separately prepared and numbered independently of the other narrative portions of this Form 10-KSB.

                   Index to Consolidated Financial Statements
                   ------------------------------------------

Xechem International, Inc. Consolidated Financial Statements

Report of Independent Registered Accounting Firm                             F-1

Report of Independent Registered Accounting Firm                             F-2

Consolidated Balance Sheet as of December 31, 2004                           F-3

Consolidated Statements of Operations                                        F-4

Consolidated Statements of Stockholders' Equity (Deficit)                    F-5

Consolidated Statements of Cash Flows                                       F-12

Notes to Consolidated Financial Statements                           F-14 - F-45

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Xechem International, Inc. (A Development Stage Enterprise) and Subsidiaries


We have audited the accompanying consolidated balance sheet of Xechem International, Inc. (A Development Stage Enterprise) and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity [deficit] and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements of Xechem International, Inc. (A Development Stage Enterprise) for the period March 15, 1990 (date of inception) to December 31, 2003. Such statements are included in the cumulative totals from inception to December 31, 2004 on the consolidated statements of operations, cash flows and stockholders' equity [deficit], which reflects a net loss of $43,635,000 of the related cumulative totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts for the period March 15, 1990 (date of inception) to December 31, 2003 included in the cumulative totals, is based solely upon the reports of the other auditors.

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

In our opinion, based on our audit and the reports of other auditors insofar as it relates to amounts for the period March 15, 1990 (date of inception) to December 31, 2003 included in the cumulative totals, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xechem International, Inc. (A Development Stage Enterprise) and Subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended and for the period from March 15, 1990 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2 to the consolidated financial statements, the Company has sustained a significant operating loss in 2004 and has a working capital deficiency of $5,141,000 and an accumulated deficit of $61,241,000 as of December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                   MOORE STEPHENS, P. C.
                                                   Certified Public Accountants.

Cranford, New Jersey
April 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders,
Xechem International, Inc. (A Development Stage Enterprise) and Subsidiaries:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Xechem International, Inc. (A Development Stage Enterprise) and Subsidiaries for the year ended December 31, 2003 and for the period from March 15, 1990 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements for the period from March 15, 1990 (date of inception) through December 31, 2002 were audited by other auditors whose report, dated March 6, 2003, expressed an unqualified opinion on those statements. The financial statements for the period March 15, 1990 (date of inception) through December 31, 2002 reflect total revenues and net loss of $1,629,000 and $39,807,000, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such auditors.

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

In our opinion, based on our audit and the report of other auditors, such financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Xechem International, Inc. (A Development Stage Enterprise) and Subsidiaries for the year ended December 31, 2003, and for the period from March 15, 1990 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 3 to the December 31, 2003 consolidated financial statements, the Company has sustained a significant operating loss in 2003 and had a working capital deficiency of $1,989,000 and an accumulated deficit of $43,635,000 as of December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3 to the December 31, 2003 consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ WithumSmith+Brown, P.C.

New Brunswick, New Jersey
March 26, 2004, except for Note 17 (2) of the December 31, 2003 consolidated financial statements which is dated March 31, 2004 and Note 17 (1) of the December 31, 2003 consolidated financial statements which is dated April 7, 2004 and Note 18 of the December 31, 2003 consolidated financial statements which is dated February 25, 2005

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004.

Assets:
Current Assets:
   Cash                                                                         $    342,000
   Accounts receivable                                                                41,000
   Prepaid expenses and other current assets                                          93,000
                                                                                ------------

   Total Current Assets                                                              476,000

Equipment, less accumulated depreciation of $1,375,000                               356,000

Leasehold improvements, less accumulated amortization of $773,000                    243,000

Deposits                                                                              54,000

Investment                                                                         4,583,000
                                                                                ------------

   Total Assets                                                                 $  5,712,000
                                                                                ============

Liabilities and Stockholders' [Deficit]:
Current Liabilities:
   Accounts payable                                                             $    353,000
   Accrued expenses to related parties                                               606,000
   Accrued expenses                                                                  713,000
   Notes payable to related party                                                    518,000
   Capital leases: short-term                                                         27,000
   Notes payable, net of discount of $570,000                                      3,364,000
   Other current liabilities                                                          36,000
                                                                                ------------

   Total Current Liabilities                                                       5,617,000

Convertible notes, net of discount of $2,629,000                                     371,000
Notes payable to related parties                                                     298,000
Capital leases: long term                                                             62,000
                                                                                ------------

Total Liabilities                                                                  6,348,000
                                                                                ------------

Commitments and Contingencies                                                             --
                                                                                ------------

Minority Interest                                                                         --
                                                                                ------------

Stockholders' [Deficit]:
   Class A voting preferred stock, $ .00001 par value, 2,500 shares
     authorized; 2,500 shares issued and outstanding                                      --
   Class B 8% preferred stock, $ .00001 par value, 1,150 shares
authorized; none outstanding                                                              --
   Class C preferred stock, $ .00001 par value, 49,996,350 shares authorized;
     6489 issued and outstanding                                                          --
   Common stock, $.00001 par value 1,950,000,000 shares authorized;
     259,669,000 issued and outstanding                                                3,000
   Additional paid in capital                                                     60,602,000
   Deficit accumulated during development stage                                  (61,241,000)
                                                                                ------------

   Total Stockholders'[Deficit]                                                     (636,000)
                                                                                ------------

Total Liabilities and Stockholders' [Deficit]                                   $  5,712,000
                                                                                ============

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Cumulative from
                                                                                        March 15, 1990
                                                                                          [Date of
                                                                Years ended             Inception] to
                                                                December 31,            December 31,
                                                          2 0 0 4         2 0 0 3         2 0 0 4
                                                          -------         -------         -------

Revenues                                             $     168,000    $     318,000    $   2,115,000
                                                     -------------    -------------    -------------

Expenses:
   Research and development                              2,119,000          773,000       13,541,000
   General and administrative                            4,190,000        1,866,000       21,097,000
   Write-down of inventory and intangibles                      --            5,000        1,861,000
                                                     -------------    -------------    -------------

   Total Expenses                                        6,309,000        2,644,000       36,499,000
                                                     -------------    -------------    -------------

   Loss from Operations                                 (6,141,000)      (2,326,000)     (34,384,000)
                                                     -------------    -------------    -------------

Other Income (Expense) - Net:
   Interest Expense - Related Party                        (44,000)         (72,000)      (8,985,000)
   Interest Expense                                     (2,511,000)      (1,524,000)     (10,839,000)
   Other (net)                                               5,000            4,000          197,000
   Share of Net Loss from Unconsolidated Affiliate      (9,300,000)              --       (9,300,000)
                                                     -------------    -------------    -------------

   Total Other (Expenses)                              (11,850,000)      (1,592,000)     (28,927,000)
                                                     -------------    -------------    -------------

   Net Loss before Income Benefit                      (17,991,000)      (3,918,000)     (63,311,000)

Income Tax Benefit                                         385,000           90,000        2,070,000
                                                     -------------    -------------    -------------

   Net Loss                                          $ (17,606,000)   $  (3,828,000)   $ (61,241,000)
                                                     =============    =============    =============

Basic and diluted loss per common share              $       (0.08)   $       (0.37)
                                                     =============    =============

Weighted average number of common shares
   outstanding - Basic and Diluted                     220,082,062       10,379,064
                                                     =============    =============

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]


                                                                                             Deficit
                                                                                           Accumulated
                                                  Common Stock      Unearned    Additional    During      Total
                                          Number of                Compensation  Paid-in    Development Stockholders'
                                        Shares Issued   Par Value   Expense      Capital      Stage      [Deficit]
                                        -------------   ---------   -------      -------      -----       -------

Common stock issued to
  Dr. Pandey in 1990 in
  exchange for equipment
  recorded at transferor's cost                --   $        --   $     --   $   125,000   $      --   $   125,000
Laboratory and research equipment
  contributed to capital
  by Dr. Pandey in 1990 and 1991               --            --         --       341,000          --       341,000
Contribution to capital
  relating to unconsummated
  acquisition in 1992                          --            --         --        95,000          --        95,000
Exchange of securities of
  newly formed parent for
   outstanding securities of
   entities owned by Dr. Pandey             1,000            --         --    13,840,000          --    13,840,000
Initial public offering in
  1995 at $ 5 per share,
  less related expenses                     1,000            --         --     4,543,000          --     4,543,000
Stock options granted at
  exercise prices below market:
     1994                                      --            --         --        51,000          --        51,000
     1995                                      --            --         --     1,110,000          --     1,110,000
     1996                                      --            --         --        18,000          --        18,000
     1997                                      --            --         --        31,000          --        31,000
Private placements, less
  related expenses:
   In 1995 at $3.00 per share                  --            --         --       389,000          --       389,000
   In 1996 at $3.00 per share,
     net of a related 66,000 shares
     returned by Dr. Pandey                    --            --         --        53,000          --        53,000
   In 1997 at $0.05 per share              15,000            --         --     2,291,000          --     2,291,000
Stock issued in 1996 at
  $0.38 per share upon
  termination of agreement to
  sell a minority interest
  in a subsidiary                              --            --         --       100,000          --       100,000
                                      -----------   -----------   ---------  -----------   ---------   -----------

   Totals - Forward                        17,000   $        --   $     --   $22,987,000   $      --   $22,987,000

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]

                                                                                                        Deficit
                                                                                                       Accumulated
                                                        Common Stock        Unearned      Additional     During           Total
                                                 Number of                Compensation     Paid-in      Development    Stockholders'
                                               Shares Issued   Par Value    Expense        Capital        Stage          [Deficit]
                                               ------------    ---------  ------------  ------------  ------------      ------------
   Totals - Forwarded                                17,000     $     --     $   --     $ 22,987,000   $        --     $ 22,987,000

Conversion of preferred stock into
  common stock at $1.25 to $1.75
  per share less related costs:
   In 1996                                            1,000           --         --        1,995,000            --        1,995,000
   In 1997                                           15,000        1,000         --        2,131,000            --        2,132,000
Conversion of debt into common stock
  in 1996 at $0.25 per share                             --           --         --          369,000            --          369,000
Stock issued in settlement of a
  lawsuit in 1996 valued at
  $1.31 per share                                        --           --         --           33,000            --           33,000
Conversion of Dr. Pandey's
  preferred stock and debt into
  common stock in 1997 at
  $0.0625 per share                                   6,000           --         --        1,214,000            --        1,214,000
Other                                                    --           --         --           16,000            --           16,000
Private placement at $0.05 per share                  4,000           --         --          559,000            --          559,000
Contribution to capital by
  stockholders of equity
  interest in Xechem India                               --           --         --           79,000            --           79,000
Conversion of debt into
  common stock at $0.05 per share                     3,000           --         --          440,000            --          440,000
Return of capital to David Blech
  or his designees                                       --           --         --         (261,000)           --         (261,000)
Sale of common stock in 1999
  pursuant to Blech
  agreement at $0.01 per share                       15,000        1,000         --          444,000            --          445,000
Conversion of debt due related
  parties in 1999 at $0.01 per share                 15,000           --         --          360,000            --          360,000
Stock issued to directors,
  employees and consultants in 1999
  for services valued at $0.037 per share             4,000           --         --          410,000            --          410,000
Capital arising from issuance of
  Class C Stock (Note 7):
   Series 4                                              --           --         --          400,000            --          400,000
   Series 5                                              --           --         --        1,564,000            --        1,564,000
Net loss from inception to
  December 31, 1999                                      --           --         --               --   (32,493,000)     (32,493,000)
                                               ------------     --------     ------     ------------  ------------      ------------

   Balances At December 31, 1999 - Forward           80,000     $  2,000     $   --     $ 32,740,000  $(32,493,000)     $   249,000


              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]

                                                                                                         Deficit
                                                                                                       Accumulated
                                                  Common Stock          Unearned       Additional         During            Total
                                           Number of                  Compensation      Paid-in         Development    Stockholders'
                                        Shares Issued    Par Value      Expense         Capital           Stage          [Deficit]
                                        -------------    ---------      -------         -------           -----           -------
   Balances At December 31,
     1999 - Forwarded                        80,000   $      2,000   $         --    $ 32,740,000    $(32,493,000)   $    249,000

Stock options exercised at
  $.01 per share                                 --             --             --           4,000              --           4,000
Issuance of 1,500,000 options at
  $.01 per share with a FMV of
  $ .06 per share for services rendered          --             --             --          75,000              --          75,000
Conversion of Class C preferred
  stock to common Stock                      27,000          1,000             --          (1,000)             --              --
Conversion of debt to Stock
   of Common Stock
   at $0.01 per share                         5,000             --             --         164,000              --         164,000
Private placement of Stock
  of Common Stock at $0.08 per share             --             --             --          80,000              --          80,000
Issuance of Common Stock
  at $0.096 per share
  for services rendered                       1,000             --             --         107,000              --         107,000
Stock options exercised at
  $.01 per share with a
  FMV of $0.076 per share                        --             --             --           5,000              --           5,000
Conversion of debt to
  Stock of Common Stock
  at $0.01 per share                          1,000             --             --          22,000              --          22,000
Stock options exercised
  at $.01 per share                              --             --             --           1,000              --           1,000
Beneficial Conversion
  feature of notes payable                       --             --             --         286,000              --         286,000
Charge to operations resulting
  from Options granted to
  Directors, Consultants and Employees           --             --             --         192,000              --         192,000
Unearned Stock Compensation
  Expense Related to Options
  granted to Directors, Consultants
  and Employees                                  --             --       (406,000)        406,000              --              --
Increase in Equity Interest
  in Xechem India                                --             --             --          19,000              --          19,000
Net loss for year ended
  December 31, 2000                              --             --             --              --      (1,971,000)     (1,971,000)
                                          ---------   ------------   ------------    ------------    ------------    ------------
   Balances At December 31,
    2000 - Forward                          114,000   $      3,000   $   (406,000)   $ 34,100,000    $(34,464,000)   $   (767,000)

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]

                                                                                                       Deficit
                                                                                                      Accumulated
                                                  Common Stock         Unearned         Additional      During             Total
                                           Number of                 Compensation        Paid-in      Development      Stockholders'
                                         Shares Issued   Par Value      Expense          Capital         Stage            [Deficit]
                                         -------------   ---------      -------          -------         -----             -------
   Balances At December 31,
    2000 - Forwarded                        114,000   $      3,000   $   (406,000)   $ 34,100,000   $(34,464,000)   $   (767,000)

Stock issued for
  services rendered                           2,000             --             --          68,000             --          68,000
Amortization of unearned
  stock compensation                             --             --        197,000              --             --         197,000
Stock options exercised
  at $.01 per share                              --             --             --           6,000             --           6,000
Beneficial Conversion
  feature of notes payable                       --             --             --         216,000             --         216,000
Unearned Stock Compensation
  Expense Related to Options
  granted to Directors and Employees             --             --        (75,000)         76,000             --           1,000
Stock Options Granted to Consultants             --             --             --          16,000             --          16,000
Stock issued for cancellation
  of indebtedness                             1,000             --             --          15,000             --          15,000
Stock issued upon
  conversion of debentures                    9,000          1,000             --          68,000             --          69,000
Net loss for year
  ended December 31, 2001                        --             --             --              --     (1,744,000)     (1,744,000)
                                            -------   ------------   ------------    ------------   ------------    ------------


   Balances At December 31, 2001            126,000          4,000       (284,000)     34,565,000    (36,208,000)     (1,923,000)

Stock issued upon conversion
  of debentures at $.001 per share           44,000          1,000             --         188,000             --         189,000
Stock issued for services rendered
   at $.007 per share                            --             --             --          10,000             --          10,000
Amortization of unearned
  stock compensation                             --             --         45,000              --             --          45,000
Beneficial conversion
  feature of notes payable                                                                 52,000             --          52,000
Stock issued upon
  conversion of debentures
  at $.001 per share                         20,000          1,000             --          74,000             --          75,000
Amortization of unearned
  stock compensation                             --             --         44,000              --             --          44,000
Stock options issued
  at $.006/share:
   16,000,000 options                            --             --       (160,000)        160,000             --              --
Amortization of stock
  options compensatory
  charge over service period                     --             --         40,000              --             --          40,000
Stock options exercised
  at $.006/share                              2,000             --             --          30,000             --          30,000
                                            -------   ------------   ------------    ------------   ------------    ------------

   Totals - Forward                         192,000   $      6,000   $   (315,000)   $ 35,079,000   $(36,208,000)   $ (1,438,000)

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]

                                                                                                      Deficit
                                                                                                    Accumulated
                                                  Common Stock           Unearned     Additional       During             Total
                                           Number of                   Compensation     Paid-in      Development     Stockholders'
                                         Shares Issued   Par Value       Expense        Capital         Stage           [Deficit]
                                         -------------   ---------       -------        -------         -----            -------
   Totals - Forwarded                        192,000   $      6,000   $   (315,000)   $ 35,079,000    $(36,208,000)   $ (1,438,000)

Beneficial conversion feature
  of debentures                                   --             --             --         148,000              --         148,000
Record value of warrants issued                   --             --             --         272,000              --         272,000
Beneficial conversion feature
  of notes payable                                --             --             --          35,000              --          35,000
Stock issued upon conversion
  of debentures at $.001 per share            95,000          3,000             --         318,000              --         321,000
Stock issued for services rendered
  at $.003 per share                           7,000             --             --          60,000              --          60,000
Amortization of unearned
  stock compensation                              --             --         45,000              --              --          45,000
Amortization of beneficial
  conversion feature
  of notes payable                                --             --             --         104,000              --         104,000
Amortization of stock
  options compensatory
  charge over service period                      --             --         40,000              --              --          40,000
Stock issued upon conversion
  of debentures at $.0005 per share          362,000         11,000             --         533,000              --         544,000
Stock issued for services rendered
  at $.0007 per share                          3,000             --             --           7,000              --           7,000
Amortization of unearned
  stock compensation                              --             --         32,000              --              --          32,000
Amortization of beneficial
  conversion feature of notes payable             --             --             --         662,000              --         662,000
Amortization of stock
  options compensatory
  charge over service period                      --             --         40,000              --              --          40,000
Finders fee for convertible
  debt issuance                                   --             --             --        (130,000)             --        (130,000)
Record debt discount on
  notes and debentures                            --             --             --       1,068,000              --       1,068,000
Cost incurred with stock
  options issued for service                      --             --             --          18,000              --          18,000
Net loss for the year ended
  December 31, 2002                               --             --             --              --      (3,599,000)     (3,599,000)
                                             -------   ------------   ------------    ------------    ------------    ------------

   Balances At December 31,
     2002 - Forward                          659,000   $     20,000   $   (158,000)   $ 38,174,000    $(39,807,000)   $ (1,771,000)

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]

                                                                                                 Deficit
                                                                                               Accumulated
                                             Common Stock         Unearned       Additional      During               Total
                                     Number of                 Compensation       Paid-in      Development      Stockholders'
                                   Shares Issued   Par Value     Expense          Capital         Stage            [Deficit]
                                   -------------   ---------     -------          -------         -----             -------

   Balances At December 31,
     2002 - Forwarded                659,000   $     20,000    $   (158,000)   $ 38,174,000   $(39,807,000)   $ (1,771,000)

Effect of Reverse Stock Split             --        (19,000)             --          19,000             --              --
Stock issued upon conversion
  of notes at an average of
  $.0002 per share                   422,000             --              --         254,000             --         254,000
Stock issued upon conversion
  of notes at an average
  of $.00006 per share               972,000             --              --         171,000             --         171,000
Stock issued upon conversion
  of notes & debentures
  at $.000025 per share            1,091,000             --              --          84,000             --          84,000
Stock issued upon conversion
  of notes at an average
  of $.06 per share                  789,000             --              --          47,000             --          47,000
Stock issued upon conversion
  of notes at an average
  of $.055 per share                  63,000             --              --           3,000             --           3,000
Stock issued upon conversion
  of notes at an average
  of $.03 per share               10,673,000             --              --         320,000             --         320,000
Stock issued upon conversion
  of notes at an average
  of $.0025 per share             49,571,000             --              --         125,000             --         125,000
Amortization of unearned
  stock compensation                      --             --         158,000              --             --         158,000
Fair value of Stock to be
  issued in conjunction
  with loans                              --             --              --          78,000             --          78,000
Fair value of Stock to be
  issued in conjunction
  with consulting                         --             --              --          25,000             --          25,000
Issuance of warrants                      --             --              --       2,647,000             --       2,647,000
Beneficial conversion
  feature of loans                        --             --              --          70,000             --          70,000
Net loss for the year
  ended December 31, 2003                 --             --              --              --     (3,828,000)     (3,828,000)
                                  ----------   ------------    ----------      ------------   ------------    ------------

   Balances At December 31,
     2003 - Forward               64,240,000   $      1,000    $         --    $ 42,017,000   $(43,635,000)   $ (1,617,000)

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]

                                                                                              Deficit
                                                                                             Accumulated
                                            Common Stock         Unearned     Additional       During          Total
                                      Number of                Compensation    Paid-in       Development    Stockholders'
                                       Shares       Par Value    Expense       Capital         Stage          [Deficit]
                                       ------       ---------    -------       -------         -----           -------
   Balances At December 31,
     2003 - Forwarded                64,240,000   $      1,000   $     --   $ 42,017,000   $(43,635,000)   $ (1,617,000)

During the 1st quarter of
  2004, Stock issued upon
  conversion of notes at
  an average of $.0025 per share    185,886,000          2,000         --        461,000             --         463,000
In March 2004 Stock issued
  pursuant to private placement
  for cash at $.07 per share          9,143,000             --         --        640,000             --         640,000
In March 2004 Stock issued
  for services rendered at an
  average of $.12 per share             200,000             --         --         24,000             --          24,000
In January 2004 Stock issued
  for services rendered
  and charged in prior year             200,000             --         --             --             --              --
Stock of Preferred Class C
  issued for Ceptor purchase                 --             --         --      4,760,000             --       4,760,000
Beneficial conversion
  feature of loan                            --             --         --      1,500,000             --       1,500,000
Capitalization of deferred
  finance charges                            --             --         --      2,065,000             --       2,065,000
Stock sale by CepTor                         --             --         --      9,135,000             --       9,135,000
Net loss for the year
  ended December 31, 2004                    --             --         --             --    (17,606,000)    (17,606,000)
                                    -----------   ------------   ------     ------------   ------------    ------------

   Balances At December 31, 2004    259,669,000   $      3,000   $     --   $ 60,602,000   $(61,241,000)   $   (636,000)
                                    ===========   ============   ======     ============   ============    ============

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         Cumulative from
                                                                                                          March 15, 1990
                                                                                                            [Date of
                                                                                   Years ended            Inception] to
                                                                                   December 31,            December 31,
                                                                            2 0 0 4         2 0 0 3          2 0 0 4
                                                                            -------         -------          -------

Cash flows from operating activities:
   Net loss                                                              $(17,606,000)   $ (3,828,000)   $(61,241,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Share of Net loss from unconsolidated affiliate                        9,300,000              --       9,300,000
     Depreciation                                                             109,000          81,000       1,277,000
     Amortization                                                              68,000          68,000         945,000
     Amortization of debt discount and beneficial
       conversion features                                                  2,047,000         970,000       3,470,000
     Amortization of warrants issued                                               --         136,000         215,000
     Value of stock and stock options issued                                       --              --         160,000
     Unearned compensation                                                         --         158,000         284,000
     Interest and compensation expense in connection
       with issuance of equity securities                                          --         309,000      18,902,000
     Write down of inventories                                                     --           5,000       1,344,000
     Write down of patents                                                         --              --         517,000
     Loss on investment in related party                                           --              --          89,000
     Amortization of deferred consulting charge                             1,275,000          55,000       1,330,000

   Changes in operating assets and liabilities (Increase) decrease in:
       Accounts receivable                                                    (14,000)         (5,000)        (41,000)
       Inventories                                                                 --              --      (1,339,000)
       Prepaid expenses and other current assets                               16,000        (108,000)         35,000
       Other                                                                       --              --         (20,000)
     Increase (decrease) in:
       Accounts payable                                                      (248,000)        (36,000)        376,000
       Other current liabilities                                                   --          (1,000)        (35,000)
       Accrued expenses                                                       345,000         240,000       1,313,000
                                                                         ------------    ------------    ------------

   Net cash flows (used in) operating activities -
     Forward                                                               (4,708,000)     (1,956,000)    (23,119,000)
                                                                         ------------    ------------    ------------

Cash flows from (used in) investing activities:
   Patent issuance costs                                                           --              --        (548,000)
   Purchases of equipment and leasehold improvements                          (43,000)        (20,000)     (2,164,000)
   Return of Investment in unconsolidated Affiliate                           467,000              --         444,000
   Other                                                                           --              --          (8,000)
                                                                         ------------    ------------    ------------

   Net cash flows from (used in) investing activities -
     Forward                                                             $    424,000    $    (20,000)   $ (2,276,000)

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Cumulative from
                                                                                         March 15, 1990
                                                                                            [Date of
                                                                     Years ended           Inception] to
                                                                     December 31,          December 31,
                                                              2 0 0 4        2 0 0 3         2 0 0 4
                                                              -------        -------         -------
Net cash flows (used in) operating activities -
     Forwarded                                             $ (4,708,000)   $ (1,956,000) $ (23,119,000)
                                                           ------------    ------------    ------------

   Net cash flows from investing activities -
     Forwarded                                                  424,000         (20,000)     (2,276,000)
                                                           ------------    ------------    ------------

Cash flows from (used in) financing activities:
   Proceeds from related party loans                                 --         142,000       2,197,000
   Proceeds from notes payable and convertible notes          4,450,000       2,367,000       8,623,000
   Proceeds from short term loans                                    --              --       4,166,000
   Capital contribution                                              --              --          95,000
   Net payments on capital leases                               (23,000)        (13,000)        (43,000)
   Payments on interim loans                                   (200,000)             --        (808,000)
   Payments on notes payable - others                           (55,000)             --        (634,000)
   Payments on stockholder loans                               (126,000)        (75,000)       (773,000)
   Proceeds from issuance of capital stock                           --              --      12,914,000
                                                           ------------    ------------    ------------

   Net cash flows from financing activities                   4,046,000       2,421,000      25,737,000
                                                           ------------    ------------    ------------

   Net change in cash                                          (238,000)        445,000         342,000

Cash - beginning of periods                                     580,000         135,000              --
                                                           ------------    ------------    ------------

   Cash - end of periods                                   $    342,000    $    580,000    $    342,000
                                                           ============    ============    ============

Supplemental disclosures of cash flow information:
  Cash paid during the periods for:
     Interest - related party                              $     44,000    $     33,000    $    328,000
     Interest - other                                      $         --    $      3,000    $    179,000
     Taxes                                                 $         --    $         --    $         --

Supplemental Disclosures of Non-cash financing and
  investing activities in 2004 and 2003:
   Net assets of Xechem India contributed to capital and
     minority interest                                     $         --    $         --    $    118,000
   Liabilities exchanged for preferred and common
     stock                                                 $         --    $         --    $  1,271,000
   Equipment purchased through financing                   $         --    $    102,000    $    134,000
   Securities issued as payment on related party note      $         --    $         --    $     20,000
   Common stock issued upon conversion of
     debentures, notes and related accrued interest
     of $62,000 in 2004                                    $    463,000    $  1,003,000    $  1,600,000
   Convertible notes refinanced by notes payable           $         --    $    367,000    $    367,000
   Warrants Issued                                         $         --    $         --    $    193,000
   Warrants Issued for services                            $         --    $  1,330,000    $  1,330,000
   Beneficial Conversion Features to financing
     agreements                                            $  3,842,000    $     70,000    $         --
   Common stock of subsidiary issued in conjunction
     with financing agreement                              $    929,000    $         --    $ 16,662,000
   Preferred Stock issued in Ceptor acquisition            $  4,760,000    $         --    $  4,760,000

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of the Business and Summary of Significant Accounting Policies

Nature of the Business - We are engaged in the research and technology development of generic and proprietary drugs from natural sources. Research and development efforts focus principally on antifungal, anticancer, antiviral (including anti-AIDS) and anti-inflammatory compounds, as well as antiaging and memory enhancing compounds. We are also focusing on phytopharmaceuticals and other proprietary technologies for orphan diseases. An orphan disease is defined in the U.S. as: (1) a rare disease that affects fewer than 200,000 people; or
(2) a common disease that has been ignored because it is less prominent in the U.S. compared with developing nations. The Company's lead project involves the development of a phytopharmaceutical product, NICOSAN(TM) (HEMOXIN(TM)), which has received Food and Drug Administration (FDA)-designated orphan drug status as the first definitive therapy for sickle cell disease (SCD). SCD is an inherited disease characterized by the deformation of red blood cells (RBCs) and their subsequent inability to transport oxygen throughout the body, resulting in episodes of excruciating pain and decreased life expectancy. In the U.S., most cases of SCD occur among African-Americans and Hispanics of Caribbean ancestry, with approximately one in every 400 African-Americans suffering with the disease.

On January 27, 2004, we acquired all of the outstanding capital stock of Ceptor Corporation ("Ceptor") pursuant to an Agreement and Plan of Merger. Ceptor has a proprietary, platform technology that is being developed to treat muscular dystrophy, multiple sclerosis, Amyotrophic Lateral Sclerosis (ALS), epilepsy, retinal degeneration ototoxicity, nerve damage, and muscle wasting. Subsequently, a publicly-traded company ("Shell") was identified by Ceptor and funding of a minimum of $2,500,000 of capital was raised to acquire by merger all of the issued and outstanding capital stock and business of Ceptor. Ceptor became a wholly owned subsidiary of the Shell and Ceptor's former stockholders came majority shareholders of the Shell in the fourth quarter 2004. (see Note
16)

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

We are a development stage company, with limited history of operations and have earned minimal revenues from operations to date. Operations from inception have consisted primarily of financial planning, raising capital, and research and development activities. We do not have any products approved for sale outside of Africa at the present time. There can be no assurance that we will be successful in obtaining regulatory clearance for the sale of existing or any future products or that any of the Company's products will be commercially viable.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of the Business and Summary of Significant Accounting Policies (Continued)

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Xechem International, Inc. and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc., XetaPharm, Inc., Xechem (India) Pvt. Ltd. and Xechem Pharmaceuticals Nigeria Ltd. which are substantially owned by Xechem (collectively the "Company"). Investments in unconsolidated affiliates in which the Company owns 20% to 50% interest and/or otherwise exercises significant influence investees are accounted for under the equity method. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

All inter-company transactions and balances have been eliminated in consolidation.

We own 45% of Xechem China ("China"). Xechem's investment in China is carried under the equity method of accounting, as we do not control the operations of this joint venture.

We own approximately 34% of Ceptor Corporation ["Ceptor']. Xechem's investment in Ceptor is carried under the equity method of accounting, as we do not control the operations of this company.

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

Financial Instruments - Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, notes and loans payable. Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. The fair value of the Company's investment in unconsolidated affiliate is estimated to approximate its equity method balance is estimated to approximate their net book values. The fair value of capital lease and note payable obligations as recorded approximate their fair values as represented by the net present value of the future payments on the underlying obligations.

We follow the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at their fair value. The accounting for the gains or losses resulting from changes in the values of those derivatives would be dependent on the use of the derivative and whether it qualifies for hedge accounting. As of December 31, 2004, we do not have any derivative instruments.

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

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of the Business and Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents. As of December 31, 2004, all of the Company's cash represents bank deposits.

Inventories - Inventories are stated at the lower of cost or market on a first-in, first-out basis. In 2004 and 2003 inventory was completely reserved for due to age and inactivity.

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

Equipment and Leasehold Improvements - Equipment and leasehold improvements are recorded at stated cost less accumulated depreciation. The cost of equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair market value of the leased property at the inception of the lease. Depreciation is computed generally by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives which ranges from 5 -10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over periods not in excess of applicable lease terms. Amortization of capitalized leases and leasehold improvements is included with depreciation expense. Depreciation and amortization expense for equipment and leasehold improvements for the years ended December 31, 2004 and 2003 was approximately $177,000 and $149,000, respectively. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred.

Assets Under Capital Lease - Certain equipment is leased from third parties through lease agreements and are treated as capital leases (see Note 14). The Company anticipates acquiring the machines at the stated option prices at the end of the lease terms. These assets are included in equipment.

Investments in Unconsolidated Affiliates - Investments in unconsolidated affiliates, jointly owned companies and other investees in which the Company owns 20% to 50% interest and or exercises significant influence are carried at cost, adjusted for the company's proportionate share of their undistributed earnings or losses (See Note 9).

Debt Discount - Debt discount, which represent costs associated with obtaining long-term financing, are capitalized. The costs generally represent the value of warrants issued in connection with financing arrangements and the intrinsic value of any beneficial conversion feature associated with the underlying debt. The charges are amortized over the lesser of the life of the loan or over the time period until the loan may be converted into stock. Amortization expense relating to deferred financing charges amounted to approximately $2,047,000 and $970,000 for the years ended December 31, 2004 and 2003, respectively.

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

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of the Business and Summary of Significant Accounting Policies (Continued)

Concentration of Debt - We have a concentration of debt with one creditor (Marjorie Chassman, "Chassman"). Under the terms of the agreement, we are to receive significant advances during 2004 which are necessary to fund our current operations and have issued to this investor options to convert various debt into common stock. We are therefore dependent upon this debt holder to meet their funding requirements. In addition, this investor and her affiliates hold the outstanding convertible notes (see Note 11) and convertible debentures (see Note
12) as of December 31, 2004.

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

SFAS No. 123 established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net loss and net loss per common share would have increased to the pro forma amounts indicated in the table below.

                                                               Years ended
                                                               December 31,
                                                         2 0 0 4       2 0 0 3
                                                         -------       -------

Net Loss (in Thousands):
   As Reported                                        $  (17,606)   $   (3,828)
   Deduct: Amount by which stock based employee
     compensation as determined under fair value
     based method for all awards exceeds the
     compensation as determined under the
     intrinsic value method                           $       --    $      440
   Pro Forma                                          $  (17,606)   $   (3,388)

Net Loss Per Share:
   As Reported                                        $    (0.08)   $    (0.37)
   Pro Forma                                          $    (0.08)   $    (0.33)

In 2004, 18,500,000 options were granted to employees, directors, consultants, and attorneys as incentives and bonuses, subject to shareholder approval of the LTIP. Compensation costs for stock options at exercise prices below fair market value have not been recorded in the statement of operations in 2004 due to LTIP not being approved by shareholders as of December 31, 2004.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of the Business and Summary of Significant Accounting Policies (Continued)

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

Advertising Costs - Advertising costs are expensed as incurred. During 2004and 2003, advertising expenses were approximately $127,000 and $26,000, respectively.

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

Effects of Recent Accounting Pronouncements - In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities ("SPEs") created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. In 2003 the Company identified its 45% ownership interest in Xechem Pharmaceuticals, Nigeria, Limited ("Xechem Nigeria") as an arrangement with a variable interest entity that will require consolidation of their financial information in our financial statements at a future date. As of December 31, 2004 and 2003, Xechem Nigeria has commenced operations, and we have expended funds totaling $1,378,000 and $208,000, respectively in conjunction with various expenses incurred in the start up of Xechem Nigeria.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of the Business and Summary of Significant Accounting Policies (Continued)

Effects of Recent Accounting Pronouncements (Continued) - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting a cumulative effect of a change in an accounting principal of financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial position or results of operations.

In December 2004, Financial Accounting Standards Board (FASB) issued Statement 123(R) Shared-Based Payment (revised 2004), which requires companies to recognize in the income statement the fair value of all employee share based payments, including grants of employee stock options as well as compensatory employee stock purchase plans, for interim periods beginning after June 15, 2005 and will become effective for us for the quarter ending September 30, 2005. Accordingly, SFAS 123 (R) eliminates the ability to account for share based compensation using APB 25, and the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See "Stock-Based Compensation" above for the pro forma net loss and net loss per share amounts, for the years ended 2004 and 2003, as if we had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we expect the adoption will not have a material impact on the statements of operations for the year ending December 31, 2005.

FASB 153, Exchanges of Nonmonetary Assets amends FASB Statement No. 66, Accounting for Sales of Real Estate, amends guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Opinion 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance-that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions.

The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanged occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The adoption of Statement 153 will not have any material effect on our financial position, results of operations, or cash flow.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Operating and Liquidity Difficulties and Management's Plans To Overcome Them The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, we have incurred net losses for the years ended December 31, 2004 and 2003, and we have a working capital deficit, an accumulated deficit, and cumulative negative cash flows from operations since inception. These conditions raise substantial doubt about our ability to continue as a going concern. We are in the development stage and have realized minimal revenues to date. Our research and development activities are at an early stage and the time and money required to develop the commercial value and marketability of our proposed products will require significant cash expenditures for an indefinite period in the future. In order to meet these cash needs, we have entered into the following recent financing agreements.

(1) On December 9, 2004, Xechem, William Pursley ("WP"), and Ceptor entered into the Second Amendment to the Ceptor Agreement (the "Second Amendment").

The Second Amendment provided for a put obligation with respect to capital raised by Ceptor (the "Put") through an offering made in conjunction with a merger agreement by and among Medallion Crest Management, Inc., a Florida corporation ("Medallion"), Ceptor and Ceptor Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Medallion ("Acquisition Corp."), pursuant to which Ceptor merged with and into Acquisition Corp, with Ceptor surviving as the wholly owned subsidiary of Medallion. The Ceptor Agreement provided that the number of shares of Ceptor stock to be put by Xechem pursuant to the Put shall be that amount of shares equal to the quotient of: (a) twenty-five percent (25%) of the gross cash raised (before any commissions or other expenses) in each tranche of equity financing, divided by (b) the price per share of Ceptor common stock, at which such equity tranche is raised. The Second Amendment revised the Put percent to ten percent (10%) pursuant to the requirement of the placement agent of the Offering. Under the terms of the private placement memorandum, Ceptor was raising a minimum of $2.5 million and a maximum of $6.0 million from the offering of Units. Each Unit consisted of one share of Series A Convertible Preferred Stock and a warrant for 5,000 shares of Ceptor common stock, exercisable at $2.50 per share. Units were offered by the placement agent for sale at $25,000 per Unit. Shares of Series A Convertible Preferred Stock were convertible into 10,000 shares of Ceptor common stock.

Assuming gross offering proceeds of $2.5 million from the sale of 100 Units, Xechem would exercise its Put for $250,000 in cancellation of 100,000 shares ($2,500,000 x .10 = $250,000/$2.50 = 100,000); and assuming gross proceeds of $6 million from the sale of 240 Units, Xechem would exercise its Put for $600,000 in cancellation of 240,000 shares ($6,000,000 x .10 = $600,000/$2.50 = 240,000).
In no event, may one or more exercises of the Put result in any amount in excess of $2.0 million being redeemed by Ceptor.

In February 2005, Ceptor completed its offering for $12,791,250. Xechem exercised its Put for $1,279,125 in cancellation of 511,650 shares ($12,791,250x ..10 = $1,279,125 / $2.50 = 511,640). Following the Put/redemption, Xechem owns 3,386,563 shares of Ceptor stock.

Finally, the Ceptor Shares are subject to a lock-up agreement among the parties to the Second Amendment as follows: Xechem will not sell its Ceptor Shares for a period of six months following the effective date of the registration of the securities sold through the offering; thereafter, Xechem may sell an amount equal to up to fifty percent (50%) of the Ceptor Shares until the first anniversary of the effective date of the registration, at which time Xechem will be free to sell all its Ceptor Shares. If the Ceptor Shares are not registered within six months following the termination of the offering, then the Ceptor Shares shall be under a lock up agreement for a period of one year following the termination of the offering, at which time Xechem may sell up to fifty percent (50%) of its Ceptor Shares, with the ability to sell all of its Ceptor Shares eighteen months following the termination of the offering. Notwithstanding anything herein to the contrary, Xechem may transfer the Ceptor Shares in a privately negotiated transaction to any person or entity who agrees to be bound by the lock up agreement.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Operating and Liquidity Difficulties and Management's Plans To Overcome Them

Xechem subsequently agreed to sell at least 25% of its Ceptor Shares, to the extent required to repay the bridge notes (including the Chassman Note) by December 31, 2006, subject to extension. Ceptor agreed to register certain of its shares pursuant to a merger agreement. If Ceptor has not registered the Ceptor Shares by September 30, 2005, the outside date of sale of the 25% of the Ceptor Shares is extended to March 31, 2006. Furthermore, Xechem has agreed to sell an additional 25% of its Ceptor Shares to the extent necessary to pay all of the bridge loans by June 30, 2006. To the extent that any amounts remain unpaid, all amounts shall be immediately due and payable on December 31, 2006.

(2) On January 11, 2005, the Company entered into a new letter agreement (to be superseded by a definitive agreement) with Chassman, whereby Chassman agreed to provide $1,000,000 in financing to the Company on the following terms and conditions (the "Agreement"):

o Chassman will advance $1,000,000 to Xechem. (She funded this sum on January 11, 2005.) This advance will be repayable upon the closing on bridge financing in the amount of at least $2,000,000 net proceeds to the Company and not to exceed $2,500,000 of aggregate bridge financing. If less than $2,000,000 of net proceeds is raised in the bridge financing, Chassman's advance will be repaid in part out of the entire excess net proceeds over $1,000,000. Any portion not repaid out of the bridge financing will be pari passu debt with the bridge debt on all the same terms and conditions.

o Chassman will extend the maturity of the debt currently due to her (approximately $3,900,000 plus accrued interest) to December 31, 2006, subject to the required sale of the Company's holdings of Ceptor Corporation, a Delaware corporation ("Ceptor") common stock. The debt will be secured by a second priority security interest in the Company's Ceptor common stock position (which will become a first priority lien when and if the bridge financing is repaid in full). The debt will be made convertible into Company common stock at $.015 per share conversion price, provided that no conversion may be effected prior to May 1, 2005, and, provided further, no conversion may be effected if it will result in Chassman's ownership of 5% or more of the Company's outstanding common stock. In addition, the vested portion of the 30,000,000 warrants related to Chassman's prior funding of the Company (approximately 14,000,000 warrants) will be issued immediately, in tranches dated to coincide with the prior funding by Chassman. The warrants will contain a cashless exercise period and will also be subject to a limitation on exercise that after giving effect to any exercise Chassman shall not own 5% or more of the Company's outstanding common stock. The unvested portion of the 30,000,000 warrants will be cancelled.

o After repayment (including by conversion) of the bridge financing, two-thirds of the sale proceeds of Ceptor common stock resulting from sales by the Company will be applied to retire the debt due to Chassman, with the remainder available to the Company. The portion of the debt collateralized by the Bristol Myers litigation proceeds will continue to be so collateralized and will be repaid last out of Ceptor common stock sale proceeds.

o In the event that the Company has not received bridge financing proceeds, including any funds advanced by Chassman, of at least $2,000,000 by February 28, 2005, the conversion price on Chassman's pre-existing debt will be reset at $.02 per share of Company common stock.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Operating and Liquidity Difficulties and Management's Plans To Overcome Them

(3) On February 28, 2005, Xechem entered into a series of agreements (hereinafter referred to as the "Bridge Loan Financing Agreements"), wherein the investors in the bridge loan financing infused approximately $567,639 into the company on the terms and conditions as set forth herein.

Investors purchased approximately 568 units. Each such unit is comprised of $1,000 principal amount of secured convertible promissory notes and five year warrants to purchase approximately 66,666.67 shares of common stock, par value $0.00001 per share, at $0.015 per share per unit (for a total of approximately 37,866,669 shares for 568 units). The subscription purchase price was $1,000 per unit. The Secured Promissory Note bears simple interest of ten percent (10%) per annum and is due December 31, 2005, subject to extensions, as described below. The Secured Promissory Note is secured by Xechem's ownership of 3,386,563 shares of common stock of Ceptor Corporation, a Delaware corporation and former wholly owned subsidiary of Xechem (hereinafter referred to as the "Ceptor Shares"). Investors may convert the Secured Promissory Notes into shares of Xechem's common stock at any time prior to the maturity date, at $0.015 per share (approximately 33,333 shares per unit for a total of approximately 18,933,330 shares for 568 units), subject to adjustment. The conversion price per share shall be reduced in the event Xechem subsequently issues, sells or grants shares of its common stock for consideration per share of less than $0.015 per share. The conversion price shall be reduced to that amount calculated by multiplying the conversion price in effect prior to the adjustment by a fraction, the numerator of which is: (A) the number of shares of common stock outstanding immediately prior to the event, plus the number of shares of common stock issued as part of the dilutive event multiplied by a fraction the numerator of which is the dilutive price and the denominator of which is the conversion price; and (B) the denominator of which is the number of shares outstanding immediately following the dilutive event.

Xechem has agreed to use its best efforts to file a registration statement to register the shares of common stock underlying the warrants and the Secured Promissory Notes as soon as possible and within 90 days of the date of the agreement. There is no penalty should Xechem fail to file a registration statement within 90 days.

Xechem has agreed to sell at least 25% of its Ceptor Shares, to the extent required to repay the bridge notes (including the Chassman Note) by December 31, 2005, subject to extension. Ceptor agreed to register certain of its shares pursuant to a merger agreement. If Ceptor has not registered the Ceptor Shares by September 30, 2005, the outside date of sale of the 25% of the Ceptor Shares is extended to March 31, 2006. Furthermore, Xechem has agreed to sell an additional 25% of its Ceptor Shares to the extent necessary to pay all of the bridge loans by June 30, 2006. To the extent that any amounts remain unpaid, all amounts shall be immediately due and payable on December 31, 2006.

The Company relied upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. The Bridge Loan Financing participants are accredited investors, small in number, and all of them had access to information about Xechem.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Operating and Liquidity Difficulties and Management's Plans To Overcome Them

(4) We are in negotiations with UPS Capital Business Credit to obtain financing in the sum of $8,445,338 for our pharmaceutical project in Nigeria. The loan facility proposal is being processed under the U.S. Ex-Im Bank Loan Guarantee Program. One requirement, among others, of the loan facility is the provision of a Nigerian bank guarantee in the amount of the proposed loan, from an identified Nigerian-based bank.

City Express Bank Plc., a Nigeria-based bank, has expressed its intent to provide the Nigerian bank guarantee required by UPS Capital and Ex-Im Bank. In order for City Bank to receive approval to provide the Nigerian bank guarantee, City Express must provide certain documentation and information including City Express; plan to raise its capital base to 25 billion Nigerian Naira (approximately $185 million U.S.), as required by the Central Bank of Nigeria. This documentation and related information provided by City Express is subject to review and approval by UPS Capital. If UPS Capital completes its due diligence review of City Express to its satisfaction, a formal request will be submitted by UPS Capital to Ex-Im Bank for the credit guarantee approval. If Ex-Im Bank provides the loan guarantee, UPS Capital will be authorized to disburse the funds to us.

As of April 8, 2005, City Express has not provided the requested documentation, including the required plan to raise its capital base to 25 billion Nigerian Naira, to UPS Capital or Ex-Im Bank. Until this City Express capitalization plan and remaining outstanding due diligence information are provided to UPS Capital, UPS Capital cannot complete its review and cannot grant approval of the underwriting of the $8,445,338 loan to us. Subsequently, Central Bank of Nigeria has approved documents presented by City Express which will be forwarded to UPS Capital for underwriting and loan approval before submission to Ex-Im Bank. In the event the loan is obtained, we estimate that there will be additional expenses associated with the completion of the Nigerian facility and start-up of production. We are hopeful that these additional monies can come from potential local financing in Nigeria (debt, equity and/or possible prepayment for product) and/or from potential domestic funding sources, although no commitments have been obtained for such funding. In the event all of such financing can be obtained, we have the further risk that cost overruns and/or delays in bringing the product to market could adversely impact execution of our business plan.

In view of the matters described in the previous paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which, in turn, are dependent upon our ability to meet our financing requirements on a continuous basis and to succeed in our future operations. However, there can be no assurances that we will be able to meet our financing requirements and succeed in our future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

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

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Operating and Liquidity Difficulties and Management's Plans To Overcome Them

During the year ended December 31, 2004 compared to the year ending December 31, 2003, we have maintained administrative and research expenses and our monthly cash requirements. For the year ending December 31, 2005 as our business development activities increase we expect the following:

In 2005 we are finalizing testing and formulation of our new nutraceutical NICOSAN(TM), a sickle cell drug. We commenced construction of our own facility in Nigeria in 2004, beginning production in 2005 or early 2006 and for sales to begin in Nigeria in the fourth quarter of 2005 or first quarter 2006.

We expect to continue our development efforts with respect to antifungal, anticancer, antiviral (including anti-AIDS) and anti-inflammatory compounds, as well as antiaging and memory enhancing compounds. Although we do not expect product revenues from these sources in 2005, we anticipate that these development activities may allow us to enter into more favorable licensing and/or investment arrangements.

We secured financing through various loans, bridge financing and proceeds from Ceptor Stock, which we feel will meet our current needs, provided the funding of such loans is fully adhered to. We will need to generate funds from operations and/or debt and equity funding sources to enable us to repay such loans and our other outstanding debt.

We are attempting to raise outside financing through the issuance of equity securities or other instruments, although no agreements are currently in place.

In addition, we have issued, and plan to continue issuing equity securities, where possible, to obtain services, without expending cash. We also plan to continue receiving cash from the sale of our New Jersey net operating losses.

(3) Income Taxes

We have not provided for income taxes since we have generated net operating losses for current tax purposes, and all deferred tax assets have been fully reserved. As of December 31, 2004, we had net operating loss carryforwards ("NOL") for federal income tax purposes of approximately $35.4 million, of which a portion begins to expire in 2009 and fully expires in 2024. As Xechem continues to sell stock, Xechem may undergo ownership changes within the meaning of Section 382 of the Internal Revenue Code of 1986 as amended (the "Code"). Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating losses and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percent change in ownership occurs. Accordingly, the actual utilization of the net operating loss carryforward and other deferred tax assets for tax purposes may be limited annually to a percentage, as defined in the cost, (approximately 4% at December 31, 2004) of the fair market value of the Company at the time of any such ownership changes.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Income Taxes (Continued)

As of December 31, 2004 and 2003, we have a deferred tax asset of approximately $13 million and $9 million respectively, primarily arising from our net operating losses. A full valuation allowance has been provided because management believes it is more likely than not that it will not be realized.

The provision for income taxes is summarized as follows:

                                               2 0 0 4           2 0 0 3
                                               -------           -------

Federal:
   Current                                $           --    $             --
   Deferred (benefit), net                    (2,863,000)           (926,000)
   Valuation allowance                         2,863,000             926,000
                                          --------------    ----------------

   Total Federal                                      --                  --
                                          --------------    ----------------

State:
   Current (benefit)                            (385,000)            (90,000)
   Deferred (benefit), net                    (1,105,000)           (237,000)
   Valuation allowance                         1,105,000             237,000
                                          --------------    ----------------

   Total State                                  (385,000)            (90,000)
                                          --------------    ----------------

   Total Income Tax Benefit               $     (385,000)   $        (90,000)
                                          ==============    ================

Significant components of deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

                                               2 0 0 4           2 0 0 3
                                               -------           -------

Deferred tax assets:
   Net operating loss carry forwards      $   12,993,000    $      9,025,000

Valuation Allowance                          (12,993,000)         (9,025,000)
                                          --------------    ----------------

   Net Deferred Tax Asset                 $           --    $             --
                                          ==============    ================

A reconciliation from the Federal income tax benefit at the statutory rate to the effective rate is as follows:

                                                  2 0 0 4       2 0 0 3
                                                  -------       -------

Tax benefit at Federal statutory rate              (34.0%)        (34.0)%
State income taxes, net of Federal benefit          (2.2%)         (1.6)%
Permanent difference                                11.5%          17.5%
Valuation allowance                                 22.5%          16.5%
                                               ----------      ---------

   Effective tax rate                               (2.2%)         (1.6)%
                                               ==========      =========

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Income Taxes (Continued)

As of December 31,2004, we recorded no deferred tax asset. The future expected benefit from the realization of the net operating losses was fully offset by a related valuation allowance. A full valuation allowance was recorded due to management's uncertainty about the realizability of the related tax benefits as of December 31,2004. However, the amount of the deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

During December of 2004, we received approval from the New Jersey Economic Development Authority ("NJEDA") to sell approximately $532,000 of tax benefits generated from NOL's. Under the terms of this NJEDA program, the proceeds of the sale had to be used for the purchase of fixed assets, working capital and any other expenses determined by the NJEDA to be in conformity with the New Jersey Emerging Technology and Biotechnology Financial Assistance Act. During 2004 and 2003, Xechem and its subsidiaries transferred the tax benefits of $532,000 and $109,000 in exchange for $385,000 and $90,000 respectively, pursuant to the New Jersey State Tax Credit Transfer program. We received $385,000 net of transfer fees pursuant to this program in December 2004.

Since 1994, the Company has approximate net operating loss carryforwards for Federal income tax purposes, which expire as follows:

            Amount                                 Expiration Date
            ------                                 ---------------

       $     2,102,000                                  2009
             1,068,000                                  2010
             3,183,000                                  2011
             3,218,000                                  2012
             3,762,000                                  2017
             1,992,000                                  2018
             2,257,000                                  2019
             1,863,000                                  2020
             1,605,000                                  2021
             3,508,000                                  2022
             2,568,000                                  2023
             8,305,000                                  2024
       --------------

       $   35,431,000
       ==============

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Related Party Transactions

Notes Payable - Related Party consists of the following:

                                                            Year ended
                                                            December 31,
                                                              2 0 0 4
                                                              -------

Loans Payable - Dr. Renuka Misra (1)                     $      298,000
Loans Payable - Beverly Robbins (2)                             190,000
Loans Payable - Xechem China  (3)                               140,000
Loans Payable - Dr. Pandey (4)                                  125,000
Loans Payable - Family Members of Dr. Pandey (5)                 63,000
                                                         --------------

Subtotal                                                        816,000
Less Debt Discount                                                   --
                                                         --------------

Total Notes Payable                                             816,000
Less Current Portion                                            518,000
                                                         --------------

   Total Long-Term Notes Payable                         $      298,000
                                                         ==============

(1) Xechem has a note payable to Dr. Renuka Misra, director of Natural Products, for approximately $298,000 with 12% annual interest due September 20, 2006.

(2) Xechem has received funding from Beverly Robbins, a sales and marketing representative totaling $190,000 and $218,000 as of December 31, 2004 and 2003, respectively. The note requires monthly interest payments at prime and is due on demand.

(3) We received $140,000 during the year ended December 31, 2000 from Xechem China pursuant to an interest free loan. Although an additional $340,000 was due Xechem under the original loan terms, no amounts have been received since 2000 and it is unlikely any additional amounts will be received. The loan advanced by Xechem China shall be repaid by Xechem out of its share in the dividends or distribution of Xechem China. Since Xechem China had no activity in 2004 or 2003 and no foreseeable profits in the near future there will not be any short-term repayment to Xechem China (see Note 9).

(4) Xechem owes Dr. Pandey, Chairman of the Board, $719,000 as of December 31, 2004 from an interest bearing advance of $125,000 at 10% per annum (above) and, accrued interest of $210,000 and accrued salary of $384,000, which is included in accrued expenses to related parties. The advance will be due when Xechem is no longer a development stage entity; according to terms of the Chassman Agreement, Dr. Pandey was to be repaid $150,000 from proceeds of the loan, of which $75,000 was repaid in each of 2003 and 2004. At December 31, 2003, Xechem owed Dr. Pandey $783,000.

(5) In 2003, we received $88,000 from members of Dr. Pandey's family in the form of eight short-term notes. In 2004, a partial payment of $25,000 was made against one note. The due dates of the notes ranged from three months to one year with interest from 8% - 12%. These notes were not repaid and are now due on demand with accrued interest as of December 31, 2004 of $12,000. Four of the note holders are to be issued 360,000 shares of our common stock; this resulted in a charge to operations of $77,800 for the fair value of the common stock on the date the agreement was entered into. As of December 31, 2004 the underlying 360,000 shares remain to be issued. Two notes totaling $20,000 can be converted into common stock with a conversion price of $ 0.01. The intrinsic value of the beneficial conversion feature of $20,000 has been allocated to paid-in capital.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Related Party Transactions (Continued)

Interest expense for related parties totaled approximately $44,000 and $72,000 for the years ended December 31, 2004 and 2003, respectively.

The aggregate matures of the Notes Payable - Related Parties are as follows:

    Year                             Amount
    ----                             ------

2005                              $    518,000
2006                                   298,000
2007 and Thereafter                         --
                                  ------------

Total                                  816,000
Less Current Portion                   518,000
                                  ------------

  Long-Term Portion               $    298,000
                                  ============

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

Leases - Dr. Pandey owns 25% of the lessor of our operating facility as a limited partner (see Note 6).

(5) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

                                                      December 31,
                                                        2 0 0 4

General Account Payable                            $      353,000
Accrued Interest                                          487,000
Operating  Expenses                                       126,000
License Agreement Fees                                    100,000
                                                   --------------

  Total Accounts Payable and Accrued Expenses      $    1,066,000
                                                   ==============

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Commitments and Contingencies

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

Dr. Pandey is also entitled to receive additional voting stock to maintain 20% of the outstanding voting stock, and accordingly we issued 5,566 and 909 additional Class C shares to Dr. Pandey in 2004 and 2003 respectively with voting rights equal to 55,660,000 and 9,090,000 of common stock respectively.

Dr. Pandey agreed to defer a portion of compensation otherwise payable to him under these agreements until such time as Xechem has the available funds. At December 31, 2004 and 2003 unpaid compensation totaled approximately $384,000, respectively.

In November, 2003, as per the Chassman Agreement, William Pursley was to become Vice Chairman of the Company with oversight of marketing, regulatory affairs and strategic planning for the Company. He received a $25,000 signing bonus and was paid consulting fees of $10,000 per month. Also, he was to receive options for the fully diluted common stock outstanding after recapitalization at a price of $0.0025 per share. This option agreement was negotiated in final in 2004.In December, 2003, Mr. Pursley became President and COO of Xechem International Inc. at a base salary of $330,000 annually. In March 2004 Mr. Pursley resigned his position with Xechem to become President and CEO of Ceptor (See Note 16).

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Commitments and Contingencies (Continued)

Operating Leases - We have a five-year lease on our facilities, which commenced on July 1, 2002, and ends June 30, 2007. Fixed rent expense for the next three years is as follows:

Year                                   Annual Rent Commitment
----                                   ----------------------
2005                                        $  177,400
2006                                           184,500
2007 And Thereafter                             94,000
                                            ----------

  Total                                     $  455,900
                                            ==========

We are also liable for certain maintenance and utility charges that vary from month to month.

As part of the negotiated terms of the July 2002 lease agreement, past due rental payments totaling approximately $88,000 would have been reduced to approximately $52,000 provided all rent and additional rent is paid on a timely basis from one year as of the date of the agreement. We did not fulfill our obligation under this agreement in 2003. As of December 31, 2004, $15,000 was still due to the landlord under the agreement and is included in accounts payable.

In 1996, Dr. Pandey purchased a 25% beneficial ownership in the lessor as a limited partner in such entity, which may be deemed to be an affiliate of Dr. Pandey. Rent expense amounted to approximately $137,000 and $186,000 for the years ended December 31, 2004 and 2003, respectively.

In February 2005, Xechem Nigeria signed a long-term lease for a production facility on approximately nine acres of land at a nominal cost.

In August of 2001 Dr. Pandey entered into a new 36-month car lease with GMAC, payable by Xechem. Total payments under this lease were $5,142 and $8,748 in 2004 and 2003, respectively

In July of 2004, Dr. Pandey entered into a new 36-month car lease with Mercedes, payable by Xechem. Total 2004 payments under this lease were $10,340. Total commitments under this lease are $41,400 of which $13,750 is due in equal monthly payments of $1,150 in 2005.

License Agreement - On July 18, 2002, we signed an exclusive worldwide license for the manufacturing, marketing, distribution, and sales of NIPRISAN from the National Institute of Pharmaceutical Research and Development ("NIPRD"), government of Nigeria, for the treatment of Sickle Cell Disease ("SCD"). NICOSAN is our name for the non-toxic phytopharmaceutical product formerly named NIPRISAN, a nutraceutical. We are currently in the process of completing for submission of an Investigational New Drug ("IND") Application for this product to the United States Food and Drug Administration ("FDA"). To date, there has been no successful non-toxic drug developed for the treatment of SCD. We agreed to pay NIPRD a running royalty of 7.5 % of the net sales of this product. We have sublicensed this technology by Agreement dated April 7, 2004 to our majority-owned subsidiary, Xechem Pharmaceuticals Nigeria, Limited ("Xechem Nigeria") for the production and sale of NICOSAN(TM) in Nigeria in a three-party agreement with Alembic Limited (see Note 13).

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Commitments and Contingencies (Continued)

Lovastatin Agreement - In March 1997, Xechem acquired a strain and related technology to produce Lovastatin for a total purchase price of $300,000, payable $50,000 upon delivery, $50,000 upon initial laboratory verification, $100,000 upon additional laboratory verification and $100,000 upon the earlier of commercial production or two years after delivery of the strain and related technology. For accounting purposes, the payments have been considered research and development expenses incurred at the earliest date to which they become payable. Through December 31, 1998, a total of $200,000 has been recorded as research and development expense, of which $100,000 has been paid and $100,000 is included in accounts payable at December 31, 2004 and 2003. There has been no activity in 2004 and 2003. Under the terms of the contract we are liable for an additional $100,000 which we do not expect to pay and, therefore, have not recorded it in our results of operations or accrued expenses as of December 31, 2004.

Pharm-Olam Agreement - In October 2003 we entered into an agreement with Pharm-Olam International Ltd. to prepare the IND application for admission to the US-FDA and further to perform a Phase IIB study of HEMOXIN(TM) (Niprisan), a novel phytopharma-ceutical, in adult patients with sickle cell anemia. The study should take 12.5 months with a total cost of approximately $193,000 with a $58,000 initial payment made on November 4, 2003. The agreement is currently in the process of being renegotiated and has not been finalized as of December 31, 2004.

Wolfe Axelrod Agreement - In December 2003 we entered into an agreement with Wolfe Axelrod Weinberger to serve as our financial public relations counsel for a program of financial communications and investor relations. Under the terms of the agreement, we are obligated for a twenty-four month period, commencing December 15, 2003, with monthly fees of $8,000, increasing to $10,000 upon completion of the Alembic financing plus direct and indirect expenses. In October 2004, this agreement was terminated. Wolfe Axelrod Weinberger was paid a total of $97,000 in the year 2004. In addition, we agreed to issue a warrant to purchase 7,500,000 shares of our common stock (see Note 7). The fair value of the warrant, calculated using the Black Scholes pricing model, of approximately $1,330,000 has been allocated to paid in capital. The resulting deferred consulting charge is being amortized over the life of the agreement. As of December 31, 2004 and 2003, the unamortized balance of $0 and $1,275,000 is included in deferred consulting charge, respectively.

Consulting Agreements - In January 2004, we entered into a consulting agreement with Dr. Alfred Stracher for a period of sixty months. In consideration for the services to be rendered, we were obligated to pay a total of $276,000, plus expenses as allowed for in the agreement. In 2004, a total of $3,000 was paid and the responsibility for the balance of the agreement was assumed by Ceptor.

In January 2004, we entered into a consulting agreement with Dr. Leo Kesner for a period of sixty months. In consideration for the services to be rendered, we were obligated to pay a total of $276,000, plus expenses as allowed for in the agreement. In 2004, a total of $3,000 was paid and the responsibility for the balance of the agreement was assumed by Ceptor.

In February 2004, we entered into a consulting agreement with CEO cast, Inc. for investor relations with a term of three months and fees of $50,000 plus certain expenses as allowed for in the agreement.

In February 2004, we entered into a research agreement with The Research Foundation of State University of New York. In consideration for the research to be performed, we are obligated to pay $9,000 per month commencing in February 2004 through January 2005, for a total of $108,000.In 2004, a total of $54,000 was paid.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Commitments and Contingencies (Continued)

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

Our lawsuit alleges that Bristol-Myers Squibb is liable for violation of Section 2 of the Sherman Act (15 USC 2). We are seeking an award in damages in the sum of at least $50 million dollars and said damages to be trebled to at least $150 million dollars. The case was dismissed in late 2003, and we filed an appeal of the dismissal with the U.S. Court of Appeals for the Seventh Circuit. On September 23, 2004 the U.S. Court of Appeals for the Seventh Circuit reversed The District Court opinion and determined that the basis for dismissal was improper. It reinstated and remanded the case to The District Court. There can be no assurances as to the outcome of this lawsuit.

The case Xechem International, Inc. v. University of Texas et al. was argued in January , 2004, the Federal Circuit Court of Appeals (Judge Newman) affirming the trial court's dismissal of the case on Eleventh Amendment state sovereign immunity grounds, in that a state or state entity may not be sued in federal court to determine correct inventorship, and ownership, of an issued U.S. patent. The patents in the suit involve a new cremophor-free formulation of the two billion dollar anti-cancer and restenosis-inhibiting drug paclitaxel.

Xechem will petition the U.S. Supreme Court with a Writ of Certiorari to hear the case which commentary suggests was wrongly decided by the Federal Circuit. One issue which Xechem will request the Supreme Court to clarify is Judge Newman's (of the Federal Circuit) position that precedent has not dealt with whether state courts are precluded from resolving issues of ownership of patent property when ownership is based on inventorship, as argued by Xechem, directly contradicting earlier Federal Circuit precedent mandating that such issues are exclusively within the jurisdiction of the U.S. district courts.

 In April 2003, a suit was filed against us by our former patent counsel, Dorsey Whitney, LLP seeking legal fees and costs. We settled the lawsuit on August 25, 2003 by entering into a stipulation for confession of judgment in the amount of $200,000, which is included in accounts payable as of December 31, 2004.

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

(7) Stock Options and Warrants

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

In December 2003 the Board approved a new Long Term Incentive Plan ("LTIP"). The LTIP is effective, but is subject to ratification by shareholders in order for qualified incentive stock options granted under the LTIP to receive favorable tax treatment. The number of Shares with respect to which Options, Restricted Shares and other Stock-Based Awards may be granted under the Plan shall not exceed forty million (40,000,000). The number of Shares with respect to which Awards may be granted to a participant during any calendar year shall not exceed twenty million (20,000,000). The Plan shall terminate on the tenth anniversary of the Effective Date, unless previously terminated. All Awards granted prior to termination of the Plan shall continue in full force and effect following the termination of the Plan, subject to the terms and conditions upon which they were granted. As of December 31, 2004, 18,500,000 options have been granted, subject to shareholder approval of the LTIP. Compensation costs for stock options at exercise prices below fair market value have not been recorded in the statement of operations in 2004 due to LTIP not being approved by shareholders as of December 31, 2004.

A summary of stock option activity under the Original Plan is as follows (shares in thousands):

                                              2004           2004          2003         2003
                                                      Weighted-Average             Weighted-Average
                                             Shares    Exercise Price     Shares    Exercise Price
                                             ------    --------------     ------    --------------
       Outstanding on January 1,             53,741          $6.36       58,152        $6.00
Granted                                           0             --            0           --
Exercised                                         0             --            0           --
Forfeited/Expired                            (1,133)         $4.02       (4,411)       $1.51
      Outstanding on December 31,            52,608          $6.88       53,741        $6.36
      Exercisable on December 31,            52,575          $6.88       39,006        $8.02

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Stock Options and Warrants (Continued)

The following table summarizes information about stock options at December 31, 2004:

                                                             Outstanding Stock Options             Exercisable Stock Options
    Range of Exercise Prices         Shares            Weighted-Average       Weighted-Average    Shares       Weighted-Average
                                                    Remaining Contractual      Exercise Price                    Exercise Price
                                                              Life
     $1.50 to $1020.00                52,565                  8.6                    $4.65      52,532             $4.65
$1,980.00 to $15,000.00                   43                  3.7                $2,730.23          43         $2,730.23
             TOTALS                   52,608                  8.6                    $6.88      52,575             $6.88

Compensation cost for the stock options issued in prior years at exercise prices below fair market value has been determined based on the intrinsic value at the grant dates for awards under the plan, which resulted in compensation expense of approximately $0 in 2004 and $158,000 in 2003.

The fair value of certain option grants is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: (i) dividend yields of 0%; (ii) expected volatility of approximately 159%; (iii) risk-free interest rates of 4.00; and
(iv) expected life of 10 years. There were no options granted in 2004.

Options - At the February 18, 2004 Board of Directors meeting Steve Burg and Leonard Mudry were both awarded 10-year options to purchase 5,000,000 shares of common stock each at $0.0025 per share, subject to approval of our 2004 LTIP by our stockholders. The options are not considered granted until the plan is approved; accordingly the related expense has not been recorded in the 2004 statement of operations. This will result in a charge to operations over the life of the options of $1,300,000.

At the March 18, 2004 Board of Directors meeting Dr. Soji Adelaja was granted an option to acquire 5,000,000 shares of common stock of the Company, purchasable at $0.0025 per share, vesting according to the following schedule (based upon continued service as a director of the Company): 250,000 shares presently on each of June 30, September 30 and December 31 of 2004, and an additional 1,000,000 shares on each of December 31, 2005, 2006, 2007 and 2008.This will result in a charge to operations over the life of the options of $437,500. The options are not considered granted until the plan is approved; accordingly the related expense has not been recorded in the 2004 statement of operations. At the same meeting the Board granted 500,000 options to purchase common stock to each of Bhuwan Pandey and Anil Bhansali, exercisable within 10 years following grant at the closing price of the Company's stock as of the day immediately preceding the date of grant per share. In addition, the Company further grants options (at the same price per share) to each of them to purchase the following number of shares (i.e. not to exceed 750,000 shares as to each of them), subject to vesting upon launch of Hemoxin no later than March 31, 2005, for commercial sale in Nigeria on or before the following dates: 750,000 shares if launch on or before 12/31/04; 650,000 shares if launch on or before 1/31/05; 550,000 shares if launch on or before 2/28/05; 450,000 shares if launch on or before 3/31/05; no shares if launch is after 3/31/05.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Stock Options and Warrants (Continued)

Warrants - In 2003 in connection with the Chassman Agreement we granted 5-year warrants to purchase 30 million shares of our common stock at an exercise price of $0.0025, to be issued upon complete funding of loan according to terms. As of December 31, 2004, 14,000,000 warrants were due to be delivered. (see Note 13). On January 11, 2005, the Company entered into a new letter agreement which calls for the immediate issuance of the vested warrants and cancellation of the unvested warrants. (see Note 2).

In 2003 in connection with the Wolfe Axelrod consulting agreement, we granted a 5-year warrant to purchase 7.5 million shares of our common stock exercisable at the average of the closing bid price for ten days preceding the day the agreement was signed ($.1955) (see Note 7).

In 2004, in connection with Alembic Loan, we granted 5-year warrants to purchase 10 million shares of our common stock at an exercise price of $0.20 per share.

In February, 2005, in connection with certain Bridge Loan Financing Agreements, we granted 5-year warrants to purchase 52.3 million shares of our common stock at an exercise price of $0.015. This funding was completed in March 2005. (see
Note 2).

As of December 31, 2004, we have the following warrants to purchase common stock:

           Number Of Shares         Warrant Exercise
            To Be Purchased          Price Per Share     Warrant Expiration Date
            ---------------          ---------------     -----------------------
                  11,853               $ 30.0000              May 23, 2007
               7,500,000                $ 0.1955          December 9, 2008
              30,000,000                 $0.0025         November 11, 2008
              10,000,000                 $0.2000             April 7, 2009

(8)  Common and Preferred Stock:

The largest voting shareholder of our stock is Ramesh C. Pandey Ph.D., Chairman of the Board of Xechem International, Inc.

In February 2003, the Board of Directors approved a one share for 3,000 share reverse split of its shares of Common Stock. A reverse split was previously approved by holders of a majority of Xechem's voting stock, subject to the Board setting the amount of the split. Under the Amendment to the Certificate of Incorporation, the company has the authority to issue 2,000,000,000 shares as follows:

    Class A Voting Preferred Stock, $.00001 par               2,500 shares
    Class B 8% Preferred Stock, $.00001 par                   1,150 shares
    Class C Preferred Stock, $.00001 par                 49,996,350 shares
    Common Stock, $.00001 par                         1,950,000,000 shares
    Unallocated                                                  -- shares

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

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)  Common and Preferred Stock (Continued)

As of December 31, 2004 we need to issue 360,000 shares of our common stock in connection with certain related party notes (see Note 4).

In 2003 we have received $88,000 from members of Dr. Pandey's family in the form of eight short-term notes. The due dates of the notes range from three months to one year with interest from 8% - 12% with accrued interest as of December 31, 2003 of $4,033. Four of the note holders are to be issued 360,000 shares of our common stock; this resulted in a charge to operations of $77,800 for the fair value of the common stock on the date the agreement was entered into. As of December 31, 2004 the underlying 360,000 shares remain to be issued. Two notes totaling $20,000 can be converted into common stock with a conversion price of $
0.01. The intrinsic value of the beneficial conversion feature of $20,000 has been allocated to paid-in capital. This resulting debt discount is being amortized over the term of the notes.

As of December 31, 2004, we had reserved shares of commons stock for issuance as follows:

Exercise of common stock options                                52,608
Exercise of common stock purchase warrants                  47,511,853

The following table summarizes the number of shares of common stock and preferred stock outstanding at December 31, 2004 and 2003:

                                                               December 31, 2004
                                                               -----------------
         Common stock                                             259,669,000
         Class A voting preferred stock                                 2,500
         Class B preferred stock                                            0
         Class C  - Series 6 preferred stock                            6,489

Class A Voting Preferred Stock - There are currently outstanding 2,500 shares of Class A Preferred Stock. The holder of Class A Preferred Stock is entitled to receive dividends of $.00001 per share, and $.00001 per share in liquidation, before any dividends or distributions on liquidation, respectively, may be paid to the holders of Common Stock. The holder of the Class A Preferred Stock is entitled to cast 0.3333 votes per share except as may be required by the Delaware General Corporation Law, and except that the affirmative vote or consent of the holders of a majority of the outstanding Class A Preferred Stock is required to approve any action to increase the number of authorized shares of Class A Preferred Stock, to amend, alter, or repeal any of the preferences of the Class A Preferred Stock, or to authorize any reclassification of the Class A Preferred Stock. Dr. Pandey owns all of the outstanding Class A Preferred Stock. Xechem may redeem the Class A Preferred Stock for $.00001 per share at any time after May 3, 2009, however, pursuant to the private offering of Xechem's Common Stock in 1995 and 1996, Dr. Pandey agreed with the underwriter to waive the option to redeem the Class A Preferred Stock. As of December 31, 2004 Dr. Pandey is still the holder of record.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)  Common and Preferred Stock (Continued)

Class B 8% Preferred Stock - The 8% Preferred Stock is entitled to cumulative dividends on the liquidation preference at the rate of 8% per annum, payable quarterly when approved by the Board of Directors. The 8% Preferred Stock may be redeemed at any time, in whole or in part, at the option of Xechem for a redemption price equal to the liquidation preference plus accrued and unpaid dividends. After the fifth anniversary of issuance, the holders of 8% Preferred Stock may, at each holder's option, convert such 8% Preferred Stock into Common Stock at a conversion price equal to $5.00 per share; provided that if a change in control has occurred such shares may be converted, regardless of whether five years have elapsed at a conversion price equal to the lesser of (i) $5.00, (ii) 25% of the then-current market price of the Common Stock or (iii) the lowest price paid by the hostile acquirer within the one year preceding the change in control. The 8% Preferred Stock has no voting rights except for corporate actions such as mergers, consolidation, or sales of substantially all the assets of Xechem, which will require the affirmative vote or consent of the holders or majority of such shares, and except as may be required by law.

Class C Preferred Stock - Xechem's Board of Directors may, without further action by Xechem's stockholders, from time to time, issue shares of the Class C Preferred Stock in series and may, at the time of issuance, determine the rights, preferences, and limitations of each series. Any dividend preference of any Class C Preferred Stock, which may be issued, would reduce the amount of funds available for the payment of dividends on Common Stock. Also, holders of the Class C Preferred Stock would normally be entitled to receive a preference payment in the event of any liquidation, dissolution, or winding-up of Xechem before any payment is made to the holders of Common Stock. The Board of Directors of Xechem, without stockholder approval, may issue the Class C Preferred Stock with voting and conversion rights, which could adversely affect the holders of Common Stock.

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

In 2001 we increased the authorized shares of Class C, Preferred Voting Stock, par value $0.00001 per share to 49,996,350.

In 2003 we had a reverse stock split of 3,000-1. Because of this all the outstanding Class C, Preferred Voting Stock was cancelled and a new certificate was issued to Dr. Pandey for 923 shares, which were outstanding as of December 31, 2003.

In 2004 an additional 5,566 shares were issued to Dr. Pandey for a total of 6,489 outstanding shares as of December 31, 2004.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Investments in Unconsolidated Affiliates

(A) Xechem China Joint Venture - On April 4, 2000, Xechem signed a joint venture agreement with J & M Consultants, Ltd. ("J & M") to establish Xechem Pharmaceutical China Ltd. (Xechem China) with offices in Hong Kong and Beijing, People's Republic of China. Xechem China is owned 45% by Xechem and 55% by J & M Consultants, Ltd. The purpose of establishing Xechem China was to carry on the business of manufacturing, marketing and distributing pharmaceutical and nutraceutical products. Xechem China will also carry out research, development, clinical studies and production of new drugs based on Xechem's technology related to traditional Chinese medicine and other disciplines, provide consulting services for drug development and set up a certified laboratory in the People's Republic of China to screen, verify and certify pharmaceutical products for the public.

Xechem has not made an investment in cash or by transfer of recorded assets to Xechem China, and accordingly, there is no amount reflected on the balance sheets of Xechem at December 31, 2004 and December 31, 2003. Xechem has no obligation to fund any losses or commitments of Xechem China (see Note 4).

During the second quarter of 2001 Xechem China has ceased active operations, due to Xechem China's president and CEO having to devote his full attention to his other holdings. Xechem feels this is a temporary situation and will not hinder Xechem's present or future involvements in the Asian Market. Xechem and its subsidiaries are still actively pursuing other relationships.

There have been no changes in 2004 or 2003.

(B) Ceptor Corporation - On January 27, 2004, we issued 6,000 Class C Series 7 Preferred Stock to the former shareholders of Ceptor Corporation in connection with the merger of Ceptor Corporation into a wholly-owned subsidiary of the Company. The new Class C Series 7 Preferred Stock has a $6,000,000 liquidation preference and is convertible into 30,000,000 shares of common stock at the option of the holders of the Class C Series 7 Preferred Stock, together with piggyback registration rights for the underlying common shares. On December 9, 2004, Xechem, William Pursley ("WP"), and Ceptor entered into the Second Amendment to the Ceptor Agreement (the "Second Amendment"). The Second Amendment provided for a put obligation with respect to capital raised by Ceptor (the "Put") through an offering made in conjunction with a merger agreement by and among Medallion Crest Management, Inc., a Florida corporation ("Medallion"), Ceptor and Ceptor Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Medallion ("Acquisition Corp."), pursuant to which Ceptor merged with and into Acquisition Corp, with Ceptor surviving as the wholly owned subsidiary of Medallion. With the additional capital raised by of the Ceptor the Company's ownership in Ceptor was reduced from 51.3% to 34.3%, effective December 9, 2004.

The Company's December 31, 2004 investment balance in Ceptor, under the equity method, is presented in the following table.

Total Investment at inception                           $          4,760,00
Capital contributed thru sale of Ceptor                           9,135,000
Return of capital                                                   (12,000)
Cumulative equity method loss                                    (9,300,000)
                                                        -------------------

   Equity method investment balance                     $         4,583,000
                                                        ===================

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Investments in Unconsolidated Affiliates

(B) Ceptor Corporation (Continued) - The condensed results of operations and financial position of Trident is summarized in the following table.

                                                           Year ended
                                                          December 31,
                                                             2 0 0 4
                                                             -------

Income                                                  $             --
Research and Development                                       1,988,000
Operating expenses                                            11,438,000
Other Expenses - Net                                           1,122,000
                                                        ----------------

   Net Loss                                             $     14,548,000
                                                        ================

As of December 31, 2004:

Current Assets                                          $      1,439,000
Other Assets                                                      79,000
                                                        ----------------

   Total Assets                                                1,518,000
                                                        ----------------

Notes Payable                                                  1,694,000
Other liabilities                                                373,000
                                                        ----------------

   Total Liabilities                                           2,067,000
                                                        ----------------

   Total Equity [Deficit]                               $       (549,000)
                                                        ================

(10) Note Payable Bank

Note payable bank at December 31, 2004 and 2003 totaled $0 and $55,000 for each year. This loan had been collateralized by all tangible assets including accounts receivables. The $55,000 loan represented borrowings against a $ 55,000 line-of-credit at an interest rate of 6.25% as of December 31, 2003 from the Bank of New York. The line-of-credit renews annually.

(11) Convertible Notes

Convertible notes consists of the following:

                                                            December 31,
                                                              2 0 0 4
                                                              -------

Unsecured Convertible Notes (A)                          $           --
Unsecured Convertible Notes (B)                               3,000,000
                                                         --------------

Subtotal-Convertible Notes                                    3,000,000
Less Unamortized Debt Discount                                2,629,000
                                                         --------------

   Convertible Notes                                     $      371,000
                                                         ==============

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Convertible Notes (Continued)

(A) On May 23, 2002 we received approximately $1,134,000 from "Unsecured Convertible Notes" less $130,000 in legal and finder's fees. The term of these notes is for two (2) years with simple interest accruing at the annual rate of 8% payable on May 23, 2004 (the Maturity Date). These notes are convertible into shares of our common stock after six months from receipt, the conversion price of the Notes is the lower of $0.005 or 50% of the lowest closing bid price for the Shares on the OTC Pink Sheets, the OTC Bulletin Board, the NASDAQ SmallCap or NMS Markets or any stock exchange, or if not then trading on any of the foregoing, such other principal market or exchange where the Shares are listed or traded for 30 trading days prior to but not including the date of conversion. In addition, certain of the holders of Unsecured Convertible Notes were issued five year warrants to purchase 11,853 shares of common stock at an exercise price of $30 per share, with .01333 warrants issued for each $1.00 of investment in notes. These notes may not be redeemed or paid before the Maturity Date without consent of the Borrower. The estimated fair value of the warrants of approximately $271,000 and the intrinsic value of the beneficial conversion feature of approximately $834,000 have been allocated to paid-in capital. This resulting debt discount is being amortized on a straight line basis over the term of the notes.

The interest on those notes accrues and is payable upon maturity and, at the option of the holder, may be converted into common stock, by a defined formula.

During 2004 we had the following activity concerning the "Unsecured Convertible Notes":

     Balance                Converted       Converted    Shares      Balance
     01/01/04   Additions   Principal       Interest     Issued      12/31/04
     --------   ---------   ---------       --------     ------      --------

     $ 317,000   $ --      $     317,000    $ 45,000   144,933,393   $    --

(B)In April 2004, we executed definite documents with Alembic Limited which included a commitment to loan $3,000,000 to us. The entire $3,000,000 of the loan amount has been funded and accrued interest of approximately $111,400 has been recorded. The note has an interest rate of 8% per annum and matures April 2008. The loan is convertible into our common stock with a maximum discount of 60% of FMV. The intrinsic value of the beneficial conversion feature of $3,000,000 on the debt funded as of December 31, 2004 has been allocated to paid in capital. This resulting debt discount is being amortized on the straight-line basis over the life of the debt. As of December 31, 2004 we have incurred a charge to our statement of operations of $371,000.

(12) Convertible Debentures

As of December 31, 2003, we had approximately $84,000 in outstanding debentures bearing interest at 8% and maturing in 2011. The debentures were convertible six months after issuance at $7.50 per share. The intrinsic value of the beneficial conversion feature of approximately $144,000 has been allocated to paid-in-capital. In October 2003, after a series of modifications, the debentures are convertible into common stock using a conversion price of $0.0025. In April 2004, the entire $84,000 plus accrued interest of $16,000 were converted into 39,952,228 shares of our common stock thus retiring the debt in full.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Notes Payable

Notes Payable consists of the following:

                                                 December 31,
                                                   2 0 0 4
                                                   -------

Secured Notes Payable(A)                      $    1,134,000
$6,000,000 Unsecured Loan(B)                       2,800,000
Less Debt Discount                                  (570,000)
Alembic, Ltd.(C)                                         --
                                              --------------

Total Notes Payable                                3,364,000
Less Current Portion                                      --
                                              --------------

   Total Long Term Notes Payable              $    3,364,000
                                              ==============

(A) During 2002, we issued convertible notes totaling $367,000, which was increased by an additional funding of $767,000 by certain investors during the twelve months ended December 31, 2003, at which time debentures were converted into term notes. The new term notes bearing simple interest at 8% per annum, due on the earliest to occur of the settlement, dismissal or final adjudication of the Bristol-Myers Squibb lawsuit (the "BMS Lawsuit"), plus additional interest equal to forty percent (40%) with respect to the BMS Lawsuit, subject to an adjustment factor of the net recovery to us (after deduction of legal fees and costs). We have granted the term loan holders a security interest in the BMS lawsuit. These notes will be due on the later of 18 months from the date of the Note Purchase Agreement or final disposition of the Bristol Myers Squibb lawsuit (provided that the additional interest, if any, as referenced above, will be due on disposition of the lawsuit). As of December 31, 2004 we accrued interest of approximately $161,000 associated with this loan. The Bristol-Myers-Squibb lawsuit alleges damages due to alleged anticompetitive actions by Bristol-Myers-Squibb in connection with its activities related to paclitaxel. Our lawsuit was dismissed in 2003, and we have filed an appeal of the dismissal. In September 2004, the U.S. Court of Appeals for the Seventh Circuit reversed the District Court opinion and determined that the basis for dismissal was improper. It reinstated and remanded the case to The District Court.

(B)Agreement to Fund $6,000,000 Unsecured Loan - We have entered into a letter agreement ("Note Purchase Agreement") dated November 11, 2003 with Chassman and designees (the "Investor") to issue $6,000,000 of unsecured promissory notes (the "New Notes") over a 12 month period, to be funded: (i) $700,000 by November 25, 2003; (ii) $650,000 by December 24, 2003; (iii) $500,000 per month for
January and February, 2004; (iv) $450,000 for March, April and May, 2004; (v) $400,000 for June, July, August, September and October, 2004; and (vi) $300,000 for November, 2004. Proceeds from the loans for 2004 are due on the first business day of the month, subject to a 30-day grace period. The New Notes will bear interest at 8% per annum and mature 18 months from the date of the agreement. The funding of the New Notes was conditioned upon satisfaction and subject to all of other matters discussed below and execution of definitive documents consistent with the letter agreement.

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

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Notes Payable (Continued)

In addition, we granted the Investor five year warrants to purchase 30 million shares of Xechem common stock at an exercise price of $.0025, subject to anti-dilution terms. The warrants will not be exercisable until one year after issuance. The warrants will be earned as funding of the loan is completed, as of December 31, 2004, 14,000,000 warrants have been earned. As of December 31, 2004 we recognized debt discount of $570,000 in connection with these warrants. On January 11, 2005, the Company entered into a new letter agreement which calls for the immediate issuance of the vested warrants and cancellation of the unvested warrants (see Note 2).

As of December 31, 2004 we have received $2,800,000 from this loan and recorded $215,100 in accrued interest. This agreement has not been signed in its final form, however, the Company and the Investor do not anticipate any material differences from the facts stated above.

(C) In December 2003 we received a $200,000 advance from Alembic, Ltd. a new investor in the Company. This amount was applied to a financing agreement entered into in 2004 (see Note 11).

The aggregate matures of the Convertible Notes are as follows:

Year                                                Amount
----                                                ------

2005                                            $    3,934,000
2006 and Thereafter                                         --
                                                --------------

   Total                                        $    3,934,000
                                                ==============

(14) Obligations Under Capital Lease

The Company is the lessee of machinery and equipment under capital leases expiring through 2008. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives.

Obligations under capital leases consist of the following at:

                                                                                       December 31,
                                                                                          2 0 0 4
                                                                                          -------
Equipment lease - Vanguard Capital Partners, LLC., effective interest of 18.64
   percent per annum, final payments due in 2006, secured by equipment             $        13,000
Equipment lease - M & C Leasing Co., Inc., effective interest of 13.54 percent
   per annum, final payments due in 2008, secured by equipment                              69,000
Equipment lease - Avaya Finance Corp., effective interest of 14.00 percent per
   annum, final payments due in 2004, secured by equipment                                      --
Equipment lease - Citicorp Vendor Financing, Inc., effective interest of 14.0
   percent per annum, final payment due in 2006, secured by equipment                        7,000
                                                                                   ---------------
Obligations Under Capital Leases                                                            89,000
Less Current Portion                                                                        27,000
                                                                                   ---------------
   Obligations Under Capital Leases, Less Current Portion                          $        62,000
                                                                                   ===============

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Obligations Under Capital Lease (Continued)

A summary of property held under capital leases included in equipment is as follows at:

                                                           December 31,
                                                              2 0 0 4
                                                              -------

Machinery and Equipment                                  $      144,000
Less Accumulated Amortization                                    38,000
                                                         --------------

   Property Held Under Capital Leases, Net               $      106,000
                                                         ==============

Amortization on assets under capital leases charged to expense in 2004 and 2003 was $19,000 and $6,000, respectively.

Minimum future lease payments under capital leases as of December 31, 2004 for each of the next five years and in the aggregate area:

Year                                                      Amount
----                                                      ------

2005                                                  $        37,000
2006                                                           35,000
2007                                                           22,000
2008                                                           13,000
Thereafter                                                         --
                                                      ---------------

Total Minimum Lease Payments                          $       107,000
Less Imputed Interest                                          18,000
                                                      ---------------

   Present Value of Net Minimum Lease Payment         $        89,000
                                                      ===============

(15) Employee Benefit Plan

Effective August 1, 1997, the Company established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Any domestic employee who is at least eighteen years of age and has completed thirty days of employment may enroll in the plan. Participants may contribute up to 50% of their compensation, up to the maximum amount permitted by the Internal Revenue Code. Employer contributions are made up to 4% of the employee's gross compensation. In 2004 and 2003, respectively, the Company contributed $33,000 and $19,000 to the plan. Participants are always 100% vested in their contributions and earnings. The employer contributions and earnings are fully vested in six years from date of employment.

(16) Ceptor Transaction

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

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Ceptor Transaction (Continued)

On March 31, 2004, we entered into an agreement with Ceptor and William Pursley ("Pursley"), intended to provide a framework for independent financing of Ceptor. The agreement calls for Pursley to act full time as chief executive officer of Ceptor pursuant to two-year term, subject to automatic renewal absent delivery of non-renewal. It calls for base compensation of $330,000 per annum and a five year option to purchase 43,000,000 shares of common stock of the Company at a purchase price of $.0025 per share subject to vesting provisions stipulated in the option agreement. As part of the Agreement, Mr. Pursley resigned from his positions as president, chief operating officer, vice chairman and as a member of the Board of Directors of Xechem.

During April and May 2004 Ceptor entered into a bridge financing arrangement with several investors to provide $1,100,000 of six month bridge debt financing. Under the terms of the bridge debt agreement, the bridge lenders received 220,000 shares of common stock of Ceptor. The selling agent received a selling commission equal to 10 percent of the aggregate sales price, a non-accountable expense allowance of 2 percent of the aggregate sales price and 18,000 shares of common stock of Ceptor. The fair value of the 238,000 s hares issued of approximately $929,700 in addition to the commissions and non-accountable expense allowance, were recorded as a deferred financing cost to be amortized over the life of the financing. The Notes bear interest at 8% per annum and are due on the earlier of October 22, 2004 or the date of closing on the next financing of $1,000,000 or more by Ceptor.Xechem funded $550,000 to Ceptor and all such funding was in the form of capital contributions.

On December 9, 2004, Xechem, William Pursley ("WP"), and Ceptor entered into the Second Amendment to the Ceptor Agreement (the "Second Amendment").

The Second Amendment provided for a put obligation with respect to capital raised by Ceptor (the "Put") through an offering made in conjunction with a merger agreement by and among Medallion Crest Management, Inc., a Florida corporation ("Medallion"), Ceptor and Ceptor Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Medallion ("Acquisition Corp."), pursuant to which Ceptor merged with and into Acquisition Corp, with Ceptor surviving as the wholly owned subsidiary of Medallion. The Ceptor Agreement provided that the number of shares of Ceptor stock to be put by Xechem pursuant to the Put shall be that amount of shares equal to the quotient of: (a) twenty-five percent (25%) of the gross cash raised (before any commissions or other expenses) in each tranche of equity financing, divided by (b) the price per share of Ceptor common stock, at which such equity tranche is raised. The Second Amendment revised the Put percent to ten percent (10%) pursuant to the requirement of the placement agent of the Offering. Under the terms of the private placement memorandum, Ceptor was raising a minimum of $2.5 million and a maximum of $6.0 million from the offering of Units. Each Unit consisted of one share of Series A Convertible Preferred Stock and a warrant for 5,000 shares of Ceptor common stock, exercisable at $2.50 per share. Units were offered by the placement agent for sale at $25,000 per Unit. Shares of Series A Convertible Preferred Stock were convertible into 10,000 shares of Ceptor common stock.

Assuming gross offering proceeds of $2.5 million from the sale of 100 Units, Xechem would exercise its Put for $250,000 in cancellation of 100,000 shares ($2,500,000 x .10 = $250,000/$2.50 = 100,000); and assuming gross proceeds of $6 million from the sale of 240 Units, Xechem would exercise its Put for $600,000 in cancellation of 240,000 shares ($6,000,000 x .10 = $600,000/$2.50 = 240,000).
In no event, may one or more exercises of the Put result in any amount in excess of $2.0 million being redeemed by Ceptor.

In February 2005, Ceptor completed its offering for $12,791,250. Xechem exercised its Put for $1,279,125 in cancellation of 511,650 shares ($12,791,250 x .10 = $1,279,125 / $2.50 = 511,640). Following the Put/redemption, Xechem owns 3,386,563 shares of Ceptor stock.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Ceptor Transaction (Continued)

Pursuant to the terms of the Ceptor agreements, Xechem continues to be entitled to a royalty of two percent (2%) of gross revenues received by Ceptor with respect to the sale or licensing of products incorporating any of the Ceptor intellectual property owned by Ceptor on the effective date of the Ceptor agreement.

Finally, the Ceptor Shares are subject to a lock-up agreement among the parties to the Second Amendment as follows: Xechem will not sell its Ceptor Shares for a period of six months following the effective date of the registration of the securities sold through the offering; thereafter, Xechem may sell an amount equal to up to fifty percent (50%) of the Ceptor Shares until the first anniversary of the effective date of the registration, at which time Xechem will be free to sell all its Ceptor Shares. If the Ceptor Shares are not registered within six months following the termination of the offering, then the Ceptor Shares shall be under a lock up agreement for a period of one year following the termination of the offering, at which time Xechem may sell up to fifty percent (50%) of its Ceptor Shares, with the ability to sell all of its Ceptor Shares eighteen months following the termination of the offering. Notwithstanding anything herein to the contrary, Xechem may transfer the Ceptor Shares in a privately negotiated transaction to any person or entity who agrees to be bound by the lock up agreement.

Xechem subsequently agreed to sell at least 25% of its Ceptor Shares, to the extent required to repay the bridge notes (including the Chassman Note) by December 321, 2006, subject to extension. Ceptor agreed to register certain of its shares pursuant to a merger agreement, see Item (.01 herein and Ceptor's (Medallion) Current Report on Form 8-K filed December 14, 2004 (SEC File No. 000-50502). If Ceptor has not registered the Ceptor Shares by September 30, 2005, the outside date of sale of the 25% of the Ceptor Shares is extended to March 31, 2006. Furthermore, Xechem has agreed to sell an additional 25% of its Ceptor Shares to the extent necessary to pay all of the bridge loans by June 30, 2006. To the extent that any amounts remain unpaid, all amounts shall be immediately due and payable on December 31, 2006.

                                . . . . . . . . .

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

      On September 13, 2004, WithumSmith+Brown, P.C., our then-independent public accountants, gave notice of their resignation. WS+B's report on our consolidated financial statements for the year ended December 31, 2003, the only year for which WS+B provided auditing services, included an explanatory paragraph indicating that we had experienced operating losses and net working capital deficiencies that raised substantial doubt about our ability to continue as a going concern. WS+B's report did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During WS+B engagement, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, nor were there any reportable events. WS+B furnished the SEC with a letter affirming the above disclosure.

      On October 15, 2004 we engaged Moore Stephens, P.C. to serve as our independent certified public accountants. During the last two completed fiscal years through October 15, 2004, we did not, nor did anyone on our behalf, consult with MS regarding: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered or on our financial statements, and as such, no written or oral advice was provided and none was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues; and (ii) any matter that was a subject of disagreement or reportable event with WS+B, as there was none. MS agrees with this disclosure.

      On November 18, 2004, after consultation with the Accountant and WS+B, we determined that $15,733,000 of deferred financing costs and additional paid in capital and $1,330,000 of deferred consulting charge and additional paid in capital may have been improperly capitalized in 2003. These charges are non-cash in nature and the resulting restatements did not affect the company's cash position. The company's evaluation of the accounting treatment and potential effect of the transactions necessitated a restatement of the financial statements for the company for the year ended December 31, 2003 and the quarters ended March 31, and June 30, 2004.

Item 8.A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified by the rules and forms of the Securities Exchange Commission and that such information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

      On November 18, 2004, WithumSmith+Brown, P.C., our former independent certified public accountant sent Moore Stephens, P.C., our current certified public accountant and us a notice that $15,733,000 of our deferred financing costs and additional paid in capital and $1,330,000 of deferred consulting charges and additional paid in capital may have been improperly capitalized in 2003. These charges are non-cash in nature and any resulting restatements will not effect our cash position. However, during the course of our review, our Chief Executive Officer and Chief Financial Officer determined that financial statements for the year ended 2003 and the quarter periods ended March 31, 2004 and June 30, 2004 should not be relied upon until they were restated. We have since filed the restated financial statements for the year ended December 31, 2003 and the quarters ended March 31, 2004 and June 30, 2004 to adjust for the foregoing.

      Company's management believes that the errors were attributable to a lack of understanding of the proper manner of characterizing non-cash financing and consulting charges.

      In order to remediate these material weaknesses in internal control over financial reporting, we have asked our auditors to carefully review with our board of directors each financing and each consulting transaction to which we become a party in the future, or which we otherwise modify from time to time.

      Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the control systems' objectives will be met. Further, the design of a control system must reflect the fact that there are resources constraints, and the level of controls must be considered relative to their costs. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud within our company have been detected. These inherent limitations include the realties that judgments and decision making can be faulty and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls Over Financial Reporting

      No changes in our internal controls over financial reporting have come to management's attention during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Review and evaluation of disclosure controls and procedures is an ongoing process that we will continue to refine as we perform quarterly evaluations.

Part II

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act.

      The composition and biographies of our directors and officers are as follows:

NAME                                 AGE      POSITION WITH XECHEM
----                                 ---      --------------------
Dr. Ramesh C. Pandey (1)(4)          66       Chief Executive Officer,
                                              Chairman of the Board,
                                              Secretary and Treasurer
Stephen F. Burg (1)(2)(3)(4)         67       Director and Assistant Secretary
Adesoji Adelaja, Ph.D.(1)(2)(3)(4)   52       Director

------------------------
(1)   Member of the stock option committee.
(2)   Member of the compensation committee.
(3)   Member of the audit committee.
(4)   Member of the nominating committee.

      RAMESH C. PANDEY, PH.D., is our founder. He has served as the Chief Executive Officer and President and a director of Xechem Inc. since its formation in 1990, and our Chief Executive Officer, President, and Chairman of the Board of Directors since our formation in February 1994. From 1984 to March 1990, Dr. Pandey was the President and Chief Scientist of our predecessor, which was a subsidiary of LyphoMed. Dr. Pandey served as a visiting Professor at the Waksman Institute of Microbiology at Rutgers University from 1984 to 1986. Dr. Pandey has also served as scientist, consultant, and research associate for several universities and private laboratories. Dr. Pandey has published over eighty articles in professional publications such as the Journal of Antibiotics, the Journal of the American Chemical Society, the Journal of Industrial Microbiology and the Journal of Natural Products. Dr. Pandey is a member of the editorial board of the Journal of Antibiotics and of several professional societies. Dr. Pandey is also a member on the Statewide Advisory Committee of the Board of Managers, New Jersey Agricultural Experiment Station, Rutgers, The State University of New Jersey, in the field of Biotechnology for the term 2002
- June 30, 2005, and the New Jersey Technology Council (NJTC) Life Sciences Advisory board member. From 1999 through March 2002, Dr. Pandey was a board member of the Middlesex County, New Jersey Work Force Investment, and from 1999 to 2001, he was a member of the Advisory Committee for the Science Transfer and Science Technology Program at Middlesex County College, Edison, New Jersey.

      STEPHEN F. BURG has served as our director since 1996. From 1986 to the present, Mr. Burg has been the chief executive officer of SB Corporate Consulting, Inc., which offers corporate growth strategies for public and private companies, nationally and internationally. From 1978 to 1986, Mr. Burg was Vice President-Corporate Acquisitions for Evans Products Company and from 1973 to 1978 was Corporate Director-Acquisitions and Human Services for Jack August Enterprises. Mr. Burg serves as a consultant to various businesses.

      ADESOJI ADELAJA, PH.D., became a director in March 2004. He is the John A. Hannah Distinguished Professor in Land Policy and Director of Research for the Victor Institute at Michigan State University. He holds joint faculty appointments as professor in the following departments: Agricultural Economics; Geography; and Community, Agricultural and Recreational Resource Studies. Dr. Adelaja commenced his appointment at MSU on January 1, 2004. Prior to that, he served as the Executive Dean of Agriculture and Natural Resources, the Dean of Cook College, the Executive Director of the New Jersey Agricultural Experiment Station and Director of Rutgers Cooperative Extension at Rutgers University.

      LEONARD MUDRY, served as a director from January 2004 through October 2004. Mr. Mudry provides consulting and financial services to a number of businesses which, from June 2000 to January 2004, included Xechem. Mr. Mudry was from November 1998 to June 2000, a business consultant with Strategic Business Group in Cranford, NJ, from May 1994 to October 1998, senior vice president, finance and operations of Xechem and from February 1991 to April 1994, vice president, operations of Medigene, Inc., a pre-natal testing company. Prior to joining Medigene, Mr. Mudry was vice president, operations/finance for Princeton Diagnostic Labs, from March 1990 to January 1991 and senior vice president and chief financial officer of American Medical Laboratories, from January 1987 to March 1990. Prior thereto, Mr. Mudry held various positions with Hoffman-La Roche, Inc., a major pharmaceutical company, and its subsidiaries, from 1969 to 1987. Mr. Mudry resigned from the board for personal reasons in October 2004.

      WILLIAM PURSLEY, served as our president, chief operating office and vice chairman of the board of directions from October 14, 2003 through March 31, 2004, where he developed a new focus for the company, significantly increasing its value and spearheading the acquisition of Ceptor Corporation (before its spin-off as an independent entity). From August 2002 until September 2003, Mr. Pursley was chief executive officer of Osiris where he led a turnaround that revamped management and operations through corporate partnerships with Boston Scientific Corporation (BSX-NYSE), among others. Prior thereto, from April 1999 until August 2002, Mr. Pursley was senior vice president, commercial operations for Transkaryotic Therapies, Inc. (TKTC-NASDAQ) where he developed its European business unit to launch Replagal(TM), an orphan drug for Fabry disease. Previously, Mr. Pursley has served in executive positions at Genentech, Inc. (DNA-NYSE), Genzyme, Inc. (GENZ-NASDAQ), and Bio-Technology General Corporation (BTGC-NASDAQ) where he played key roles in the commercialization of over $2 billion in orphan drugs. The long-time industry executive started his career twenty-five years ago at Merck. Mr. Pursley holds a BA in biology from the University of Louisville. Mr. Pursley resigned from the Xechem board and moved to Ceptor Corporation in March 2004.

      DON FALLON, served as our chief financial officer from October 4, 2003 through March 31, 2004. Mr. Fallon has over 20 years of broad financial management experience gained at both public and private companies. Prior to joining our company, from May 2002 until December 2003, he was vice president of finance and chief financial officer for Osiris and was involved in strategic partnering, fund raising and strategic planning activities. From January 2000 to May 2002, Mr. Fallon was senior director of finance and accounting with Guilford Pharmaceuticals Inc., where he was responsible for financial and strategic planning systems in addition to accounting operations and internal and external financial reporting. From June 1998 through January 2000, Mr. Fallon was vice president of finance and chief financial officer with Small Molecule Therapeutics, Inc., a venture-backed drug discovery company. In addition, Mr. Fallon has held various positions with other start-up and established life sciences companies. Mr. Fallon is a certified public accountant, received a BS degree in accounting from the University of Baltimore and holds an MBA degree in finance from Loyola College. Mr. Fallon moved to Ceptor Corporation in March 2004.

      All directors are elected annually and serve until the next annual meeting of stockholders or until their successors are elected and qualified or until their earlier resignation or removal. Officers serve at the direction of the board of directors. There are no family relationships among any of our directors or executive officers.

Code of Ethics

      We have adopted a code of ethics that applies to our chief executive officer, chief operating officer, principal financial officer, principal accounting officer and controller. To receive a copy of the code of ethics, please send a written request to Dr. Ramesh Pandey at our corporate offices.

Board Committees

      Our Board has formed four committees:

      1. a stock option committee comprised of Ramesh C. Pandey, Stephen F. Burg and Adesoji Adelaja. The stock option committee was established in May 1995 and currently administers our stock option plan and reviews and recommends to the board of directors stock options to be granted;

      2. a compensation committee comprised of Stephen F. Burg and Adesoji Adelaja. The compensation committee was established in May 1995 and reviews and recommends to the board of directors the compensation and benefits of all officers of the company and reviews general policy matters relating to compensation and benefits of employees of the company;

      3. an audit committee comprised of Stephen F. Burg and Adesoji Adelaja. The audit committee was established in May 1995 and reviews with our independent public accountants the scope and timing of their audit services and any other services which they are asked to perform. The accountants report on our financial statements following completion of their audit and our policies and procedures with respect to internal accounting and financial controls. In addition, the audit committee makes annual recommendations to the board of directors for the appointment of independent public accountants for the ensuing year. Mr. Burg is our financial expert serving on the Audit Committee; and

      4. a nominating committee comprised of Ramesh C. Pandey, Stephen F. Burg and Adesoji Adelaja.

Compliance With Section 16(A) Of The Securities Exchange Act Of 1934

      Our executive officers, directors and shareholders beneficially owning more than 10% of our Common Stock are required under the Exchange Act to file reports of ownership of Common Stock of Xechem with the Securities and Exchange Commission. Copies of those reports must also be furnished to us. Based solely upon a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that during the preceding year all filing requirements applicable to executive officers, directors and shareholders beneficially owning more than 10% of our Common Stock have been complied with. Dr. Pandey failed to file a Form 4.

Item 10. Executive Compensation

Compensation of Directors

      Directors received $500 per day for a three day board retreat held during 2004. In addition, two of the directors received consulting fees for services rendered: Mr. Burg received consulting fees during 2004 in the amount of $40,000 for general business consulting; and Mr. Mudry received consulting fees in the amount of $10,000 for general financial assistance and consulting.

Compensation of Officers

      Mr. Pursley joined our company as a director and vice-chairman of the board on October 14, 2003. At that time he was retained as a consultant to the company at the rate of $12,500 per month. On December 2, 2003, the board of directors voted to make Mr. Pursley our president and chief operating officer. The board further agreed to enter into a two year employment agreement with Mr. Pursley, effective December 1, 2003, whereby he would receive a base salary of $330,000 per year, with a possible discretionary bonus. He also received an option package exercisable at $0.0025 per share to provide him with 20% fully diluted ownership of Xechem based upon current outstanding stock. On March 31, 2004, we entered into an agreement with Ceptor Corporation and William Pursley, in which Mr. Pursley agreed to resign as the president and chief operating officer of Xechem and act as the chief executive officer of Ceptor Corporation for a two year term, subject to automatic renewal. As part of his compensation package, the board of directors amended Mr. Pursley's original option package to eliminate his 20% option and replace it with a five year option to purchase 43,000,000 shares of Xechem common stock exercisable at $0.0025 per share.

Issuances and Payments

      Dr. Pandey has been employed pursuant to an employment agreement dated February 1994, which expired on its tenth anniversary. The Board of Directors approved an increase in his base salary to $250,000 per annum, effective December 2, 2003. On February 18, 2004, the board of directors voted to increase Dr. Pandey's compensation to $350,000 per annum, effective March 1, 2004, and further agreed pursuant to the note purchase agreement to the grant of the common stock purchase option referenced below (yet to be codified in writing). A renewed employment agreement has not yet been negotiated or finalized. It is expected that Dr. Pandey's employment agreement, when and if executed, will contain a provision similar to the former agreement which called for payment of a royalty payment in the amount of 2 1/2% of our net profits before taxes, as determined under generally accepted accounting principles, with respect to any products developed by us during Dr. Pandey's tenure with us whether prior to or after the term of the employment agreement. In addition, as set forth in the Note Purchase Agreement, and under his prior employment agreement, Dr. Pandey was also entitled to purchase voting stock equal to 20% of the outstanding voting stock issued through December, 2003, and accordingly, we issued 923 and 39,407 additional Class C, Series 6 Preferred shares to Dr. Pandey in 2003 and 2002 respectively with voting rights equal to 9,230,000 and 416,390,000 shares of common stock, respectively (pre-split shares). We issued 680 additional shares to bring his percentage of voting stock to 20% as of December 31, 2003. We also issued 5,566 additional shares to bring his ownership percentage of voting stock to 20% as of December 31, 2004 bringing his Class C, Series 6 Preferred stock total to 5,566 shares or 55,660,000 voting share equivalents. It is also expected that Dr. Pandey will be granted options to purchase 20% of the outstanding common stock of Xechem from time to time exercisable at 0.0001 or nominal price per share on a date certain.

      Set forth below is information concerning the compensation for our chief executive officers.

                                Summary Compensation           Awards
                                --------------------           ------
                                                Other        Securities
                                                Annual       Underlying
Year                       Salary    Bonus   Compensation   Options/SARs
----                       ------    -----   ------------   ------------
Dr. Ramesh Pandey (1)
   2002                   $140,000     $0       $  709
   2003                   $150,000     $0       $1,164           923
   2004                   $324,167     $0       $7,429          5,566
William Pursley (2)                                          43,000,000
   2004                   $ 71,500     $0       $   0
Don Fallon, CFO
   2004                   $ 29,167     $0       $   0

(1) Dr. Pandey received a sufficient number of Class C, Series 6 Voting Preferred Stock to maintain a 20% voting interest in Xechem. Each share of Class C, Series 6 Voting Preferred Stock is entitled to 10,000 votes.

(2) Mr. Pursley was granted an option package exercisable at $0.0025 per share to provide him with 20% fully diluted ownership of Xechem based upon current outstanding stock. On March 31, 2004, we entered into an agreement with Ceptor Corporation and William Pursley, in which Mr. Pursley agreed to resign as the president and chief operating officer of Xechem and act as the chief executive officer of Ceptor Corporation for a two year term, subject to automatic renewal. As part of his compensation package, the board of directors amended Mr. Pursley's original option package to eliminate his 20% option and replace it with a five year option to purchase 43,000,000, shares of Xechem common stock exercisable at $0.0025 per share.

Long Term Incentive Plan

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

      The Plan is administered by a Stock Option Committee established in May 1995 comprised of three members of the board of directors which has the power to determine eligibility to receive options and the terms of any options granted, including the exercise or purchase price, the number of shares subject to the options, the vesting schedule, and the exercise period. The exercise price of all ISOs granted under the Plan must be at least equal to the fair market value of our shares of common stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of our outstanding capital stock, the exercise price of any ISO granted must equal at least 110% of the fair market value on the grant date and the maximum exercise period of the ISO must not exceed five years. The exercise period of any other options granted under the Plan may not exceed 11 years (10 years in the case of ISOs).

      The Plan was terminated in December 2003, ten years after the date it was first approved, though awards made prior to termination may expire after that date, depending on when granted. As of December 31, 2003, we have granted options under the Plan to purchase 58,846 (pre-split) shares of Common Stock, with 53,741 (pre-split) shares still outstanding under the Plan as of December 31, 2004.

      A new long term incentive program was adopted by our board of directors in 2004 calling for the issuance of options, restricted stock or other equity based compensation awards, equivalent to 40,000,000 shares of our common stock. Our shareholders did not ratify the plan within one year of its adoption by our board of directors. Therefore, our directors ratified the issuance of options to purchase stock granted under the 2004 plan. We intend to adopt a 2005 long term incentive plan which mirrors the 2004 plan. Upon the 2005 plan's ratification by our shareholders, the 2005 plan will replace and supersede the 2004 plan and the 2004 plan will have no further force or effect. It is expected that a substantial portion of these options will be allocated to existing management and other persons assisting us in our endeavors. As of December 31, 2004, we have not issued shares under the 2004 Plan.

Aggregate Option Exercises in Fiscal 2004 and Fiscal Year-End Option Values

      The following table provides information on option exercises during the year ended December 31, 2004 by the directors and executive officers of Xechem and the value of such parties' unexercised stock options as of December 31, 2004.

      We granted options to purchase 58,000,000 shares of our common stock to our directors and executive officers during the fiscal year ended December 31, 2004. We have granted options to purchase 3,500,000 shares of our common stock to non-executive employees during the fiscal year ended December 31, 2004.

                                                Number of Securities Underlying      Value of Unexercised In-the-
                                                Unexercised Options at 12/31/04      Money Options at 12/31/04 (1)
                                                -------------------------------      -----------------------------
                     Shares         Value
                   Acquired on    Realized
Name              Exercise (#)       ($)        Exercisable      Unexercisable      Exercisable      Unexercisable
----              ------------       ---        -----------      -------------      -----------      -------------
Ramesh C.             5,566          $0             500                0                 $0               $0
Pandey, Ph.D.
(2)
                        0            $0          5,002,637             0              $77,500             $0
Stephen F.
Burg(3)
Adesoji Adelaja         0            $0          1,000,000         4,000,000          $15,500           $62,000
(4)
William                 0            $0         43,000,000             0              $666,500            $0
Pursley(5)

(1) Represents the excess, if any, of the closing price of the common stock as quoted on the OTC Bulletin Board on December 31, 2004 ($0.018), over the exercise price of the options, multiplied by the corresponding number of underlying shares.

(2) Class C, Series 6 Voting Preferred Stock, par value $.00001 per share, representing 10,000 votes per share.

(3) Mr. Burg holds an option to purchase 5,000,000 shares of our common stock at $0.0025 per share. The 5,000,000 shares were granted as part of our 2004 Long Term Incentive Plan, which has not yet received shareholder approval.

(4) Dr. Adelaja holds an option to purchase 1,000,000 shares of our common stock at $0.0025 per share. The 1,000,000 shares were granted as part of our 2004 Long Term Incentive Plan, which has not yet received shareholder approval. As part of his grant, Dr. Adelaja received an option to purchase 4,000,000 shares of stock, which options vest over a period of four years commencing December 31, 2005 for 1,000,000 shares and 1,000,000 shares on each anniversary, through December 31, 2008.

(5) On December 2, 2003, the board of directors voted to make Mr. Pursley the president and chief operating officer of Xechem. The board further agreed to enter into a two year employment agreement with Mr. Pursley, effective December 1, 2003, whereby he would receive an annual base salary of $330,000 with a discretionary bonus in addition to an option package exercisable at $0.0025 per share to provide him with 20% fully diluted ownership of Xechem based upon current outstanding stock. On March 31, 2004, we entered into an agreement with Ceptor Corporation and William Pursley, in which Mr. Pursley agreed to resign as the president and chief operating officer of Xechem and act as the chief executive officer of Ceptor Corporation for a two year term, subject to automatic renewal. As part of his compensation package, the board of directors amended Mr. Pursley's original option package to eliminate his 20% option and replace it with a five year option to purchase 43,000,000, shares of Xechem common stock exercisable at $0.0025 per share.

Item 11. Security Ownership Of Certain Beneficial Owners And Management

      The following table sets forth certain information regarding the beneficial ownership of our common stock and total voting stock (including the Class A and Class C Preferred Stock) as of April 5, 2005 by: (i) each stockholder known by us to beneficially own in excess of 5% of the outstanding shares of common stock or Class A Preferred stock; (ii) each director; and (iii) all directors and officers as a group. As of April 5, 2005, we had 259,668,718 shares of common stock issued and outstanding, 2,500 Class A Preferred shares issued and outstanding, and 6,489 shares of the Class C Series 6 Voting Preferred stock issued and outstanding. Dr. Pandey, our CEO, CFO and Chairman of the Board owns all of the Class C Series 6 Voting Preferred stock. Except as otherwise indicated in the notes, the persons named below hold sole voting and disposition power with respect to the shares.

                                                                             Class C, Series 6 Voting     All Voting
                         Common Stock            Class A Preferred Stock          Preferred Stock           Stock
                         ------------            -----------------------          ---------------           -----
                                                                                                          Percent of
Name and           Number of      Percent of     Number of     Percent of    Number of     Percent of       Voting
Address              Shares         Class         Shares         Class         Shares         Class         Shares
-------              ------         -----         ------         -----         ------         -----         ------
Ramesh C.          20,640 (2)         0%         2,500 (3)        100%       6,489 (4)        100%           20%
Pandey, Ph.D
(1)
Stephen F.       5,002,673 (6)      1.89%           --             --            --            --           1.51%
Burg (5)
Adesoji          1,017,390 (8)       .39%                                                                    .31%
Adelaja,
Ph.D.  (7)
William          43,000,000         14.2%           --             --            --            --           11.69%
Pursley  (9)     (10)
All Directors    6,040,703           2.2%          2,500          100%         6,489          100%          21.45%
and Executive
Officers as a
Group (3
Persons)

(1) Dr. Pandey's business address is 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901.

(2) Includes 500 shares that are presently exercisable options, at $1.50 per share.

(3) Each Class A Preferred Stock share is entitled to 0.3333 votes. Therefore, Dr. Pandey's 2,500 shares of Class A Preferred Stock equal approximately 833 votes. Dr. Pandey owns all of the issued and outstanding shares of Class A Preferred Stock.

(4) Each Class C, Series 6 Voting Preferred Stock share is entitled to 10,000 votes. Therefore, Dr. Pandey's 6,489 shares of Class C, Series 6 Voting Preferred Stock equal 64,890,000 votes or a 20% voting interest in the Xechem. Dr. Pandey owns all of the issued shares of Class C, Series 6 Voting Preferred Stock. We are obligated to issue him additional shares of Class C, Series 6 Voting Preferred Stock in such amounts and at such times so that he may maintain his 20% voting interest.

(5) Mr. Stephen Burg's business address is 3257 Winged Foot Drive, Fairfield, California 94534.

(6) Includes an option to purchase 5,000,000 shares of common stock granted to Mr. Burg, as a director, in 2004, which is exercisable at $0.0025 per share. The 5,000,000 shares were granted as part of our 2004 Long Term Incentive Plan, which has not yet received shareholder approval.

(7) Dr. Adelaja's business address is 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901.

(8) Includes an option to purchase 1,000,000 shares of common stock granted to Dr. Adelaja, as a director, in 2003, which is exercisable at $0.0025 per share. The 1,000,000 shares were granted as part of our 2004 Long Term Incentive Plan, which has not yet received shareholder approval. As part of his grant, Dr. Adelaja received an option to purchase 4,000,000 shares of stock, which options vest over a period of four years commencing December 31, 2005 for 1,000,000 shares and 1,000,000 shares on each anniversary, through December 31, 2008.

(9) Mr. Pursley's business address is 200 International Circle, Suite 5100, Hunt Valley, Maryland 21030.

(10) On December 2, 2003, the board of directors voted to make Mr. Pursley the president and chief operating officer of Xechem. The board further agreed to enter into a two year employment agreement with Mr. Pursley, effective December 1, 2003, whereby he would receive an annual base salary of $330,000 with a discretionary bonus in addition to an option package exercisable at $0.0025 per share to provide him with 20% fully diluted ownership of Xechem based upon current outstanding stock. On March 31, 2004, we entered into an agreement with Ceptor Corporation and William Pursley, in which Mr. Pursley agreed to resign as the president and chief operating officer of Xechem and act as the chief executive officer of Ceptor Corporation for a two year term, subject to automatic renewal. As part of his compensation package, the board of directors amended Mr. Pursley's original option package to eliminate his 20% option and replace it with a five year option to purchase 43,000,000, shares of Xechem common stock exercisable at $0.0025 per share.

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

      We currently receive our supplies of plant extracts from India through informal collaborative relationships. Dr. Pandey and his brothers incorporated a corporation in India ("Xechem India"), which was established to formalize such relationships by obtaining contracts for dependable supplies of plants and other raw materials. Based on its discussions with Indian sources for such materials, we believed that an Indian corporation would obtain such contracts on significantly better terms than would a United States-based corporation. Xechem India may also conduct certain research, manufacturing, and marketing activities in India. In 1998, as a contribution to our capital, Dr. Pandey transferred his 66-2/3% interest in Xechem India to us for no consideration other than reimbursement of amounts Dr. Pandey advanced for organizational expenses (approximately $5,000). Dr. Pandey's brothers will initially own the remaining equity in Xechem India, some or all of which we anticipate will be made available to other, unrelated, persons in India. The minority interest in Xechem India is not material.

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

      Our lease was entered into prior to that date (with a prior owner of the building) and has not been modified subsequent thereto. We have a new five-year lease, which commenced on July 1, 2002. Rent expense amounted to approximately $137,000 and $187,000 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2003, we owed rental payments to the lessor totaling approximately $80,000 and a security deposit of $26,000 upon payment of the security deposit, the old rental payments will be reduced to $51,658.92. The payments have been made and the rental payment reduced.

      We owe Dr. Pandey, Chairman of the Board, $719,000 as of December 31, 2004 from an interest bearing advance of $125,000 at 10% per annum, accrued interest of $210,000, and accrued salary of $384,000. As of filing date he has received $75,000.

      We also have a note payable to Dr. Renuka Misra, director of our Natural Products division, for $298,300 with 12% annual interest due September 20, 2006.

      We have received funding from Beverly Robbins, a sales and marketing representative totaling $190,000 and $218,000 as of December 31, 2004 and 2003 respectively.

      Interest expense for related parties totaled approximately $44,000 and $72,000 for the years ended December 31, 2004 and 2003, respectively.

      In 2003, we received convertible notes in the amount of $88,000 from members of Dr. Pandey's family. The notes are due on demand with interest from 8% to 12%. Four of the note holders will be issued 360,000 shares of our common stock. Two of the remaining notes, totaling $20,000 can be converted into 2,000,000 shares of common stock.

      On December 2, 2003, the board of directors voted to make Mr. Pursley the president and chief operating officer of Xechem. The board further agreed to enter into a two year employment agreement with Mr. Pursley, effective December 1, 2003, whereby he would receive an annual base salary of $330,000 with a discretionary bonus in addition to an option package exercisable at $0.0025 per share to provide him with 20% fully diluted ownership of Xechem based upon current outstanding stock. On March 31, 2004, we entered into an agreement with Ceptor Corporation and William Pursley, in which Mr. Pursley agreed to resign as the president and chief operating officer of Xechem and act as the chief executive officer of Ceptor Corporation for a two year term, subject to automatic renewal. As part of his compensation package, the board of directors amended Mr. Pursley's original option package to eliminate his 20% option and replace it with a five year option to purchase 43,000,000, shares of Xechem common stock exercisable at $0.0025 per share.

      On February 18, 2004, the board of directors granted each of Leonard Mudry and Stephen Burg, directors of Xechem, ten year options to purchase 5,000,000 shares of our common stock at $0.01 per share. This exercise price was amended on August 27, 2004 to $0.0025 per share by the board of directors.

      On March 18, 2004, the board of directors issued Bhuwan Pandey a ten year option to purchase 500,000 shares of our common stock at $0.07 per share.

      On March 18, 2004, the board of directors issued Anil Bhansali a ten year option to purchase 500,000 shares of common stock at $0.07 per share.

      On March 18, 2004, the board of directors granted Adesoji Adelaja, a director of ours, a five year option to purchase 5,000,000 shares of common stock at $0.0025 per share, vesting as follows: 250,000 immediately; 250,000 on June 30, 2004; 250,000 on September 30, 2004; 250,000 on December 31, 2004;
1,000,000 on December 31, 2005; 1,000,000 on December 31, 2006; 1,000,000 on
December 31, 2007; and 1,000,000 on December 31, 2008. Furthermore, in the event of a change of control all shares vest immediately.

      On June 2, 2004, the board of directors issued a five year warrant to Anil Bhansali, and his designees, to purchase up to 5,000,000 shares of our common stock at $0.15 per share.

      On June 2, 2004, the board of directors issued Bhuwan Pandey a five year warrant to purchase up to 5,000,000 shares of our common stock at $0.15 per share, vesting 2,500,000 shares on the launch of NICOSAN(TM) in Nigeria and 2,500,000 shares on the first anniversary of the launch date, provided he is employed by us or has been discharged by us without cause.

      Dr. Pandey is entitled to receive the amount of voting stock necessary for him to maintain 20% of the outstanding voting stock of our company. On December 31, 2004, we issued Dr. Pandey 5,566 shares of Class C, Series 6 Voting Preferred Stock, so that he may maintain his 20%. The shares were issued to Dr. Pandey at par value. Each share of Class C, Series 6 Voting Preferred Stock is equivalent to 10,000 shares of voting stock. He now owns 6, 489 shares of Class C, Series 6 Voting Preferred Stock.

      In April 2005, Dr. Pandey transferred 100% of the ownership of Xechem Nigeria, which he held as nominee for the benefit of Xechem International, Inc.

Item 13. Exhibits

EXHIBIT NO.

2.1 Agreement and Plan of Merger by and among Xechem International, Inc., Ceptor Acquisition, Inc. and Ceptor Corporation, dated as of December 23, 2003(3)

2.2 Agreement of Merger and Plan or Reorganization, by and among Medallion Crest Management, Inc., a Florida corporation, Ceptor Corporation and Ceptor Acquisition Corp., dated December 8, 2004(4)

3(i).1 Certificate of Incorporation, dated February 9, 1994; Certificate of Correction to Certificate of Incorporation, dated February 16, 1994; Certificate of Amendment to the Certificate of Incorporation, dated May 26, 1995; Certificate of Amendment to Certificate of Incorporation, dated January 15, 1997; Certificate of Correction of Certificate of Amendment to Certificate of Incorporation, dated January 23, 1997; Certificate of Amendment to Certificate of Incorporation, dated July 17, 2000; Certificate of Amendment to Certificate of Incorporation, dated November 7, 2001; Certificate of Amendment to Certificate of Incorporation, dated November 20, 2002; Certificate of Amendment to Certificate of Incorporation, dated April 18, 2003; Certificate of Amendment to Certificate of Incorporation, dated May 22, 2003; Corrected Certificate of Amendment of Certificate of Incorporation, dated May 22, 2003; and Corrected Certificate of Amendment of Certificate of Incorporation, dated June 10, 2004

3(ii)       By-Laws

4.1 Certificate of Designations, Preferences and Rights of Class C Shares (Class C Series 1 Preferred Stock), dated April 9, 1996(1)

4.2 Certificate of Correction of Designations, Preferences and Rights of Class C Shares/Preferred Stock

4.3 Certificate of Designations, Preferences and Rights (Class C Series 2 and Series 3 Preferred Stock), dated October 25, 1996(1)

4.4 Amended Certificate of Designations, Preferences, and Rights of Class C Series 2 Voting Convertible Preferred Stock

4.5 Certificate of Elimination to the Certificate of Incorporation (Class C Series 1, Series 2 and Series 3 Preferred Stock), dated March 12, 1997(1)

4.6 Certificate of Designations, Preferences and Rights of Class C Series 4 Voting Convertible Preferred Stock

4.7 Certificate of Designations, Preferences and Rights of Class C, Series 6 Voting Preferred Stock, dated October 3, 2001; Certificate of Correction, dated October 15, 2001; and Certificate of Amendment dated March 31, 2003

4.8 Certificate of Designations, Preferences, and Rights of Class C, Series 5 Voting Convertible Preferred Stock

4.9 Certificate of Designations, Preferences and Rights of Class C, Series 7 Preferred Stock, dated January 19, 2004(3)

4.10        Form of 2001 Unsecured Subordinated Convertible Debenture(2)

4.11        Form of Unsecured Convertible Note(2)

4.12 Form of 2002 Subscription Agreement for Purchase of Unsecured Subordinated Convertible Notes(2)

4.13 Form of 2001 Subscription Agreement for Purchase of $1,000,000 Unsecured Convertible Subordinated Debentures(2)

4.14        Form of 2002 Warrant to Purchase Shares of Common Stock(2)

4.15        Pursley Option Agreement

4.16        Form of Registration Rights Agreement, dated January 2004(3)

4.17        Form of Pandey Option

4.18        Form of Secured Convertible Promissory Note, dated February 2005(9)

4.19        Form of Stock Pledge and Escrow Agreement, dated February 2005(9)

4.20        Form of Common Stock Purchase Warrant, dated February 2005(9)

4.21        Form of Registration Rights Agreement, dated February 2005(9)

4.22        Amended and Restated Stock Option Plan

4.23        2004 Long Term Incentive Plan(10)

10.1        Form of Employment Agreement between Xechem and Dr. Pandey

10.2 Royalty, Distribution Rights and Joint Cooperation Agreement Among Xechem International, Inc., Xechem Pharmaceuticals Nigeria, Limited and Alembic, Limited, dated April 7, 2004(10)

10.3        Form of $3,000,000 Promissory Note to Alembic, Limited(10)

10.4 Ceptor Agreement among Ceptor Corporation, Xechem International, Inc. and William Pursley, dated March 31, 2004(10)

10.5 Employment Agreement between Ceptor Corporation and William Pursley, dated March 31, 2004(10)

10.6 Amended and Restated Stock Option Agreement between Xechem International, Inc. and William Pursley, dated Mach 31, 2004(10)

10.7 Second Amendment to the Ceptor Agreement by and among Xechem International, Inc., William Pursley and Ceptor Corporation, dated December 9, 2004(5)

10.8 Note Purchase Agreement by and among Xechem International, Inc., Ceptor Corporation and various holders, dated April 23, 2004(6)

10.9        Form of Ceptor Promissory Note, dated April 23, 2004(6)

10.10       Form of Ceptor Waiver of Rights under Note, dated April 23, 2004(6)

10.11       Ceptor Waiver of Contingent Consideration, dated April 23, 2004(6)

14          Code of Ethics

16.1        Letter from WithumSmith+Brown P.C., dated September 16, 2004(7)

16.2        Letter from WithumSmith+Brown P.C., dated September 23, 2004(8)

21          Subsidiaries of the small business issuer

31          Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

32 Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------

(1) Incorporated by reference from our Annual Report on Form 10-KSB for the year ended December 31, 1996, filed with the SEC on April 14, 1997 (SEC File No. 000-23788).

(2) Incorporated by reference from our Registration Statement on Form S-3, filed with the SEC on July 30, 2002.

(3) Incorporated by reference from our Current Report on Form 8-K filed on February 3, 2004 (SEC File No. 000-23788).

(4) Incorporated by reference from Ceptor Corporation (formerly Medallion Crest Management, Inc.) Current Report on Form 8-K filed with the SEC on December 14, 2004 (File No. 000-50502).

(5) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on December 14, 2004 (File No. 000-23788).

(6) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 28, 2004 (File No. 000-23788).

(7) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on September 17, 2004 (File No. 000-23788).

(8) Incorporated by reference from our Current Report on Form 8-K/A filed with the SEC on September 27, 2004 (File No. 000-23788).

(9) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 4, 2005 (File No. 000-23788).

(10) Incorporated by reference from our Form 10-KSB/A for the fiscal year ended December 31, 2003, filed with the SEC on March 9, 2005 (File No. 000-23788).

Principal Accounting Fees And Services

AUDIT FEES: The audit fees for 2004 from Moore Stephens are $35,500 for the annual audit and review of Form 10-KSB and $6,500 for each quarterly review as compared to $30,000 for the annual audit and review of Form 10-KSB and $3,000 for each quarterly review.

TAX FEES: The fees for our corporate tax return for 2004 will be $6,500 as compared to $6,000 for 2003 returns.

ALL OTHER FEES: There have been fees of $10,412 from our principal accountants Moore Stephens for 2004 due to the change of principal accountants in the third quarter of 2004 and the restatement of our 2003 financial statements. There were charges from WithumSmith+Brown P.C. of $25,000 for the Ceptor acquisition, $10,000 for the second quarter Form 10-QSB, $4,700 for the restatement of the first quarter and second quarter 2004 Form 10-QSB and $2,394 for the change over of principal accountants.

All fees and the retaining of auditors was done by our audit committee with the approval of our Board of Directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XECHEM INTERNATIONAL, INC.

                                        /s/ Ramesh C. Pandey
                                        ----------------------------------------
Date:  April 15, 2005                   Ramesh C. Pandey, Ph.D.
                                        Chief Executive Officer, President and
                                        Chairman of the Board of Directors

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Ramesh C. Pandey                                Date:  April 15, 2005
      ----------------------------------------
      Ramesh C. Pandey, Ph.D.
      Chief Executive Officer, President and
      Chairman of the Board of Directors

By:   /s/ Stephen F. Burg                                 Date:  April 15, 2005
      ----------------------------------------
      Stephen F. Burg
      Director

By:   /s/ Adesoji Adelaja, Ph.D.                          Date:  April 15, 2005
      ----------------------------------------
      Adesoji Adelaja, Ph.D.
      Director

                                  EXHIBIT INDEX

Number Exhibit

2.1 Agreement and Plan of Merger by and among Xechem International, Inc., Ceptor Acquisition, Inc. and Ceptor Corporation, dated as of December 23, 2003(3)

2.2 Agreement of Merger and Plan or Reorganization, by and among Medallion Crest Management, Inc., a Florida corporation, Ceptor Corporation and Ceptor Acquisition Corp., dated December 8, 2004(4)

3(i).1 Certificate of Incorporation, dated February 9, 1994; Certificate of Correction to Certificate of Incorporation, dated February 16, 1994; Certificate of Amendment to the Certificate of Incorporation, dated May 26, 1995; Certificate of Amendment to Certificate of Incorporation, dated January 15, 1997; Certificate of Correction of Certificate of Amendment to Certificate of Incorporation, dated January 23, 1997; Certificate of Amendment to Certificate of Incorporation, dated July 17, 2000; Certificate of Amendment to Certificate of Incorporation, dated November 7, 2001; Certificate of Amendment to Certificate of Incorporation, dated November 20, 2002; Certificate of Amendment to Certificate of Incorporation, dated April 18, 2003; Certificate of Amendment to Certificate of Incorporation, dated May 22, 2003; Corrected Certificate of Amendment of Certificate of Incorporation, dated May 22, 2003; and Corrected Certificate of Amendment of Certificate of Incorporation, dated June 10, 2004

3(ii)       By-Laws

4.1 Certificate of Designations, Preferences and Rights of Class C Shares (Class C Series 1 Preferred Stock), dated April 9, 1996(1)

4.2 Certificate of Correction of Designations, Preferences and Rights of Class C Shares/Preferred Stock

4.3 Certificate of Designations, Preferences and Rights (Class C Series 2 and Series 3 Preferred Stock), dated October 25, 1996(1)

4.4 Amended Certificate of Designations, Preferences, and Rights of Class C Series 2 Voting Convertible Preferred Stock

4.5 Certificate of Elimination to the Certificate of Incorporation (Class C Series 1, Series 2 and Series 3 Preferred Stock), dated March 12, 1997(1)

4.6 Certificate of Designations, Preferences and Rights of Class C Series 4 Voting Convertible Preferred Stock

4.7 Certificate of Designations, Preferences and Rights of Class C, Series 6 Voting Preferred Stock, dated October 3, 2001; Certificate of Correction, dated October 15, 2001; and Certificate of Amendment dated March 31, 2003

4.8 Certificate of Designations, Preferences, and Rights of Class C, Series 5 Voting Convertible Preferred Stock

4.9 Certificate of Designations, Preferences and Rights of Class C, Series 7 Preferred Stock, dated January 19, 2004(3)

4.10        Form of 2001 Unsecured Subordinated Convertible Debenture(2)

4.11        Form of Unsecured Convertible Note(2)

4.12 Form of 2002 Subscription Agreement for Purchase of Unsecured Subordinated Convertible Notes(2)

4.13 Form of 2001 Subscription Agreement for Purchase of $1,000,000 Unsecured Convertible Subordinated Debentures(2)

4.14        Form of 2002 Warrant to Purchase Shares of Common Stock(2)

4.15        Pursley Option Agreement

4.16        Form of Registration Rights Agreement, dated January 2004(3)

4.17        Form of Pandey Option

4.18        Form of Secured Convertible Promissory Note, dated February 2005(9)

4.19        Form of Stock Pledge and Escrow Agreement, dated February 2005(9)

4.20        Form of Common Stock Purchase Warrant, dated February 2005(9)

4.21        Form of Registration Rights Agreement, dated February 2005(9)

4.22        Amended and Restated Stock Option Plan

4.23        2004 Long Term Incentive Plan(10)

10.1        Form of Employment Agreement between Xechem and Dr. Pandey

10.2 Royalty, Distribution Rights and Joint Cooperation Agreement Among Xechem International, Inc., Xechem Pharmaceuticals Nigeria, Limited and Alembic, Limited, dated April 7, 2004(10)

10.3        Form of $3,000,000 Promissory Note to Alembic, Limited(10)

10.4 Ceptor Agreement among Ceptor Corporation, Xechem International, Inc. and William Pursley, dated March 31, 2004(10)

10.5 Employment Agreement between Ceptor Corporation and William Pursley, dated March 31, 2004(10)

10.6 Amended and Restated Stock Option Agreement between Xechem International, Inc. and William Pursley, dated Mach 31, 2004(10)

10.7 Second Amendment to the Ceptor Agreement by and among Xechem International, Inc., William Pursley and Ceptor Corporation, dated December 9, 2004(5)

10.8 Note Purchase Agreement by and among Xechem International, Inc., Ceptor Corporation and various holders, dated April 23, 2004(6)

10.9        Form of Ceptor Promissory Note, dated April 23, 2004(6)

10.10       Form of Ceptor Waiver of Rights under Note, dated April 23, 2004(6)

10.11       Ceptor Waiver of Contingent Consideration, dated April 23, 2004(6)

14          Code of Ethics

16.1        Letter from WithumSmith+Brown P.C., dated September 16, 2004(7)

16.2        Letter from WithumSmith+Brown P.C., dated September 23, 2004(8)

21          Subsidiaries of the small business issuer

31          Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

32 Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------

(1) Incorporated by reference from our Annual Report on Form 10-KSB for the year ended December 31, 1996, filed with the SEC on April 14, 1997 (SEC File No. 000-23788).

(2) Incorporated by reference from our Registration Statement on Form S-3, filed with the SEC on July 30, 2002.

(3) Incorporated by reference from our Current Report on Form 8-K filed on February 3, 2004 (SEC File No. 000-23788).

(4) Incorporated by reference from Ceptor Corporation (formerly Medallion Crest Management, Inc.) Current Report on Form 8-K filed with the SEC on December 14, 2004 (File No. 000-50502).

(5) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on December 14, 2004 (File No. 000-23788).

(6) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 28, 2004 (File No. 000-23788).

(7) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on September 17, 2004 (File No. 000-23788).

(8) Incorporated by reference from our Current Report on Form 8-K/A filed with the SEC on September 27, 2004 (File No. 000-23788).

(9) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 4, 2005 (File No. 000-23788).

(10) Incorporated by reference from our Form 10-KSB/A for the fiscal year ended December 31, 2003, filed with the SEC on March 9, 2005 (File No. 000-23788).