Form 10QSB
period 2005-03-31
XECHEM INTERNATIONAL INC
filed 2005-05-23
CIK 919611

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31,2005
                               -------------------------------------------------
                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ----------------

For Quarter Ended                           Commission File Number    0-23788
                  --------------------                             -------------


                           Xechem International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                               22-3284803
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswick, NJ        08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code    (732) 247-3300
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

Number of shares outstanding of the issuer's common stock, as of May 5, 2005 was 259,668,718 shares.

Transitional Small Business Disclosure Format

                                    Yes       No X
                                        ---     ---

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES


                                                                        Page No.
                                                                        --------

PART I.    FINANCIAL INFORMATION...............................................3

Item 1.    Financial Statements................................................3

           Consolidated Balance Sheets as of
              March 31, 2005 [Unaudited] and December 31, 2004.................4

           Consolidated Statements of Operations
              For the three months ended
              March 31, 2005 and 2004 and for the period from March 15,1990
              (inception) to March 31, 2005 [Unaudited]........................5

           Consolidated Statement of Stockholders' [Deficit] from March
              15,1990 (inception) to March 31, 2005 [Unaudited]................6

           Consolidated Statements of Cash Flows
              For the three months ended
              March 31, 2005 and 2004 and for the period from March 15,1990
              (inception) to March 31, 2005 [Unaudited].......................13

           Notes to Consolidated Financial Statements [Unaudited].............15

Item 2.    Management's Discussion and Analysis...............................26

Item 3.    Controls and Procedures............................................33

PART II.   OTHER INFORMATION..................................................35

Item 1.    Legal Proceedings..................................................35

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........35

Item 3.    Defaults Upon Senior Securities....................................35

Item 4.    Submission of Matters to a Vote of Security Holders................35

Item 5.    Other Information..................................................35

Item 6.    Exhibits...........................................................35

Signatures and Certifications.................................................38

PART I.   FINANCIAL INFORMATION

Item 1.      Financing Statements

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Except with respect to historical financial information, the discussion contained in this report contains forward-looking statements that involve risk and uncertainties. These statements may be identified by use of forward-looking terminology such as "believes," "expects," "may," "should," or "anticipates," or similar expressions, or by discussions of strategy. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in this report. Factors that could cause our results to differ from those discussed in this report, include, but are not limited to, those discussed under the heading "Factors Affecting Future Performance" in our report on Form 10-KSB for the period ending December 31, 2004.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                               March 31, 2005  December 31, 2004
                                                                                ------------    ------------
CURRENT ASSETS                                                                  (Unaudited)
   Cash                                                                         $    864,000    $    342,000
   Accounts receivable                                                                42,000          41,000
   Prepaid expenses and other current assets                                         209,000          93,000
                                                                                ------------    ------------
   Total Current Assets                                                            1,115,000         476,000

   Equipment, less accumulated depreciation
     of $1,396,000 (2005) and $1,375,000 (2004)                                      892,000         356,000
   Leasehold improvements, less accumulated amortization
     of $784,000 (2005) and $773,000 (2004)                                          231,000         243,000
   Deposits                                                                          254,000          54,000
   Investment                                                                        310,000       4,583,000
                                                                                ------------    ------------
TOTAL ASSETS                                                                    $  2,802,000    $  5,712,000
                                                                                ============    ============

CURRENT LIABILITIES
   Accounts payable                                                             $    476,000    $    353,000
   Accrued expenses to related parties                                               384,000         606,000
   Accrued expenses to others                                                      1,107,000         713,000
   Notes payable to related party                                                    518,000         518,000
   Capital leases: short-term                                                         27,000          27,000
   Notes payable, net of discount $176,000 (2005) and $570,000 (2004)              5,325,000       3,364,000
   Other current liabilities                                                          35,000          36,000
                                                                                ------------    ------------
     Total Current Liabilities                                                     7,872,000       5,617,000

Convertible notes, net of discount of $2,430,000 (2005) and $2,629,000 (2004)        570,000         371,000
Notes payable to related parties                                                     298,000         298,000
Capital leases: long term                                                             51,000          62,000
                                                                                ------------    ------------
TOTAL LIABILITIES                                                                  8,791,000       6,348,000

COMMITMENTS & CONTINGENCIES                                                               --              --

STOCKHOLDERS (DEFICIT)
   Class A voting preferred stock,$ .00001 par value, 2,500 shares
     authorized; 2,500 shares issued and outstanding (2005 and 2004)                      --              --
   Class B 8% preferred stock,$ .00001 par value, 1,150 shares
     authorized; none outstanding                                                         --              --
   Class C preferred stock,$ .00001 par value, 49,996,350 shares authorized;
   6489 issued and outstanding in 2005 and 2004                                           --              --
   Common stock,$.00001 par value 1,950,000,000 shares authorized;
   259,668,718 (2005 and 2004) issued and outstanding                                  3,000           3,000
   Additional paid in capital                                                     60,602,000      60,602,000
   Deficit accumulated during development stage                                  (66,594,000)    (61,241,000)
                                                                                ------------    ------------
   Total Stockholders (Deficit)                                                   (5,989,000)       (636,000)
                                                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS (DEFICIT)                                    $  2,802,000    $  5,712,000
                                                                                ============    ============

                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                       Cumulative from
                                                                                     MARCH 15, 1990 (Date
                                                           THREE MONTHS ENDED          of Inception) to
                                                           ------------------          ----------------
                                                                MARCH 31                   MARCH 31
                                                                --------                   --------
                                                          2005            2004               2005
                                                          ----            ----               ----
Revenues:                                            $       1,000    $      60,000    $   2,116,000

Expenses:
   Research and development                                222,000        5,445,000       13,764,000
   General and administrative                              980,000        3,456,000       22,077,000
   Writedown of inventory
      and intangibles                                           --               --        1,861,000
                                                     -------------    -------------    -------------
                                                         1,202,000        8,901,000       37,702,000
                                                     =============    =============    =============

   Loss from Operations                                 (1,201,000)      (8,841,000)     (35,586,000)
                                                     -------------    -------------    -------------

Other Income(Expense) - Net:

   Interest Expense - Related Party                        (13,000)         (13,000)      (8,998,000)

   Interest Expense                                       (758,000)        (471,000)     (11,596,000)

   Other(net)                                              (23,000)           1,000          174,000

   Share of Net Loss from Unconsolidated Affiliate      (3,358,000)              --      (12,658,000)
                                                     -------------    -------------    -------------
                                                        (4,152,000)        (483,000)     (33,078,000)
                                                     -------------    -------------    -------------

Net Loss before Income Taxes                            (5,353,000)      (9,324,000)     (68,664,000)

Income Tax Benefit                                              --               --        2,070,000
                                                     -------------    -------------    -------------

   Net Loss                                          $  (5,353,000)   $  (9,324,000)   $ (66,594,000)
                                                     =============    =============    =============

Basic and diluted loss per common share              $       (0.02)   $       (0.08)
                                                     =============    =============

Weighted average number of common shares
  outstanding - Basic and Diluted                      259,668,718      113,643,680
                                                     =============    =============

                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]
--------------------------------------------------------------------------------
        (UNAUDITED)

                                                                                                Deficit
                                                                                              Accumulated
                                                Common Stock         Unearned     Additional    During       Total
                                         Number of                  Compensation   Paid-in    Development  Stockholders'
                                        Shares Issued   Par Value     Expense      Capital       Stage      [Deficit]
                                        -------------   ---------     -------      -------       -----       -------
Common stock issued to
   Dr. Pandey in 1990 in
   exchange for equipment
   recorded at
   transferor's cost                               --   $    --   $      --     $   125,000     $  --   $   125,000
Laboratory and research equipment
   contributed to capital
   by Dr. Pandey in 1990 and 1991                  --        --          --         341,000        --       341,000
Contribution to capital relating
   to unconsummated
   acquisition in 1992                             --        --          --          95,000        --        95,000
Exchange of securities of newly
   formed parent for outstanding
   securities of entities owned by
   Dr. Pandey                                   1,000        --          --      13,840,000        --    13,840,000
Initial public offering in 1995
   at $5.00 per share,
   less related expenses                        1,000        --          --       4,543,000        --     4,543,000
Stock options granted at
  exercise prices below market:
   1994                                            --        --          --          51,000        --        51,000
   1995                                            --        --          --       1,110,000        --     1,110,000
   1996                                            --        --          --          18,000        --        18,000
   1997                                            --        --          --          31,000        --        31,000
Private placements, less
  related expenses:
   In 1995 at $3.00 per share                      --        --          --         389,000        --       389,000
   In 1996 at $3.00 per share, net
     of a related 66,000 shares
     returned by Dr. Pandey                        --        --          --          53,000        --        53,000
   In 1997 at $0.05 per share                  15,000        --          --       2,291,000        --     2,291,000
Stock issued in 1996 at $0.38 per share
  upon termination of agreement to sell
  a minority interest in a subsidiary              --        --          --         100,000        --       100,000
                                          -----------   -------   ---------     -----------     -----   -----------

   Totals - Forward                            17,000   $    --   $      --     $22,987,000     $  --   $22,987,000

                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]
--------------------------------------------------------------------------------
        (UNAUDITED)

                                                                                                   Deficit
                                                                                                 Accumulated
                                                    Common Stock      Unearned     Additional      During            Total
                                           Number of                Compensation    Paid-in      Development   Stockholders'
                                         Shares Issued   Par Value     Expense      Capital         Stage        [Deficit]
                                         -------------   ---------     -------      -------         -----         -------
   Totals - Forwarded                           17,000   $      --   $     --   $ 22,987,000    $         --    $ 22,987,000

Conversion of preferred stock into
  common stock at $1.25 to $1.75 per
  share less related costs:
   In 1996                                       1,000          --         --      1,995,000              --       1,995,000
   In 1997                                      15,000       1,000         --      2,131,000              --       2,132,000
Conversion of debt into common stock
  in 1996 at $0.25 per share                        --          --         --        369,000              --         369,000
Stock issued in settlement of a lawsuit
  in 1996 valued at $1.31 per share                 --          --         --         33,000              --          33,000
Conversion of Dr. Pandey's preferred
  stock and debt into common stock in
  1997 at $0.0625 per share                      6,000          --         --      1,214,000              --       1,214,000
Other                                               --          --         --         16,000              --          16,000
Private placement at $0.05 per share             4,000          --         --        559,000              --         559,000
Contribution to capital by stockholders
  of equity interest in Xechem India                --          --         --         79,000              --          79,000
Conversion of debt into common stock at
   $0.05 per share                               3,000          --         --        440,000              --         440,000
Return of capital to David Blech
  or his designees                                  --          --         --       (261,000)             --        (261,000)
Sale of common stock in 1999 pursuant
  to Blech agreement at $0.01 per share         15,000       1,000         --        444,000              --         445,000
Conversion of debt due related parties
  in 1999 at $0.01 per share                    15,000          --         --        360,000              --         360,000
Stock issued to directors, employees
  and consultants in 1999 for services
  valued at $0.037 per share                     4,000          --         --        410,000              --         410,000
Capital arising from issuance of
  Class C Stock (Note 7):
   Series 4                                         --          --         --        400,000              --         400,000
   Series 5                                         --          --         --      1,564,000                       1,564,000
Net loss from inception to
  December 31, 1999                                 --          --         --             --     (32,493,000)    (32,493,000)
                                          ------------   ---------   --------   ------------    ------------    ------------

   Balances At December 31, 1999
    - Forward                                   80,000   $   2,000   $     --   $ 32,740,000    $(32,493,000)   $    249,000

                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]
--------------------------------------------------------------------------------
        (UNAUDITED)

                                                                                                    Deficit
                                                                                                  Accumulated
                                              Common Stock           Unearned     Additional         During             Total
                                         Number of                 Compensation     Paid-in        Development      Stockholders'
                                       Shares Issued  Par Value      Expense        Capital           Stage           [Deficit]
                                       -------------  ---------      -------        -------           -----            -------
   Balances At December 31, 1999
     - Forwarded                             80,000    $  2,000    $       --     $ 32,740,000     $(32,493,000)    $    249,000

Stock options exercised at
  $.01 per share                                 --          --            --            4,000               --            4,000
Issuance of 1,500,000 options at
   $.01 per share with a FMV of
   $ .06 per share for services rendered         --          --            --           75,000               --           75,000
Conversion of Class C preferred
  stock to common Stock                      27,000       1,000            --           (1,000)              --               --
Conversion of debt to Stock of
  Common Stock at $0.01 per share             5,000          --            --          164,000               --          164,000
Private placement of Stock of
  Common Stock at $0.08 per share                --          --            --           80,000               --           80,000
Issuance of Common Stock at
  $0.096 per share for services rendered      1,000          --            --          107,000               --          107,000
Stock options exercised at
   $.01 per share with a
   FMV of $0.076 per share                       --          --            --            5,000               --            5,000
Conversion of debt to Stock
  of Common Stock at $0.01 per share          1,000          --            --           22,000               --           22,000
Stock options exercised at
  $.01 per share                                 --          --            --            1,000               --            1,000
Beneficial Conversion feature
  of notes payable                               --          --            --          286,000               --          286,000
Charge to operations resulting
  from Options granted to Directors,
  Consultants and Employees                      --          --            --          192,000               --          192,000
Unearned Stock Compensation Expense
  Related to Options granted to
  Directors, Consultants
  and Employees                                  --          --      (406,000)         406,000               --               --
Increase in Equity Interest in
  Xechem India                                   --          --            --           19,000               --           19,000
Net loss for year ended
  December 31, 2000                              --          --            --               --       (1,971,000)      (1,971,000)
                                          ---------    --------    ----------     ------------     ------------     ------------
   Balances At December 31, 2000
     - Forward                              114,000    $  3,000    $ (406,000)    $ 34,100,000     $(34,464,000)    $   (767,000)

                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]
--------------------------------------------------------------------------------
        (UNAUDITED)

                                                                                                   Deficit
                                                                                                 Accumulated
                                                Common Stock         Unearned      Additional      During             Total
                                         Number of                  Compensation    Paid-in      Development      Stockholders'
                                       Shares Issued   Par Value      Expense       Capital         Stage           [Deficit]
                                       -------------   ---------      -------       -------         -----            -------
   Balances At December 31, 2000
     - Forwarded                            114,000    $  3,000   $   (406,000)   $ 34,100,000   $(34,464,000)   $   (767,000)

Stock issued for services rendered            2,000          --             --          68,000             --          68,000
Amortization of unearned stock
  compensation                                   --          --        197,000              --             --         197,000
Stock options exercised at
  $.01 per share                                 --          --             --           6,000             --           6,000
Beneficial Conversion feature
  of notes payable                               --          --             --         216,000             --         216,000
Unearned Stock Compensation Expense
  Related to Options granted to
  Directors and Employees                        --          --        (75,000)         76,000             --           1,000
Stock Options Granted to Consultants             --          --             --          16,000             --          16,000
Stock issued for cancellation
  of indebtedness                             1,000          --             --          15,000             --          15,000
Stock issued upon conversion
  of debentures                               9,000       1,000             --          68,000             --          69,000
Net loss for year ended
  December 31, 2001                              --          --             --              --     (1,744,000)     (1,744,000)
                                       ------------    --------   ------------    ------------   ------------    ------------

   Balances At December 31, 2001            126,000       4,000       (284,000)     34,565,000    (36,208,000)     (1,923,000)

Stock issued upon conversion of
  debentures at $.001 per share              44,000       1,000             --         188,000             --         189,000
Stock issued for services rendered
  at $.007 per share                             --          --             --          10,000             --          10,000
Amortization of unearned
  stock compensation                             --          --         45,000              --             --          45,000
Beneficial conversion feature
  of notes payable                                           --                         52,000             --          52,000
Stock issued upon conversion
  of debentures at $.001 per share           20,000       1,000             --          74,000             --          75,000
Amortization of unearned stock
  compensation                                   --          --         44,000              --             --          44,000
Stock options issued at $.006/share:
   16,000,000 options                            --          --       (160,000)        160,000             --              --
Amortization of stock options
  compensatory charge over
  service period                                 --          --         40,000              --             --          40,000
Stock options exercised
  at $.006/share                              2,000          --             --          30,000             --          30,000
                                       ------------    --------   ------------    ------------   ------------    ------------

   Totals - Forward                         192,000    $  6,000   $   (315,000)   $ 35,079,000   $(36,208,000)   $ (1,438,000)

                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]
--------------------------------------------------------------------------------
        (UNAUDITED)

                                                                                                      Deficit
                                                                                                    Accumulated
                                                Common Stock           Unearned      Additional       During           Total
                                         Number of                   Compensation      Paid-in      Development    Stockholders'
                                       Shares Issued   Par Value       Expense        Capital          Stage         [Deficit]
                                       -------------   ---------       -------        -------          -----          -------
   Totals - Forwarded                        192,000   $   6,000   $   (315,000)   $ 35,079,000    $(36,208,000)   $ (1,438,000)

Beneficial conversion feature
  of debentures                                   --          --             --         148,000              --         148,000
Record value of warrants issued                   --          --             --         272,000              --         272,000
Beneficial conversion feature of
  notes payable                                   --          --             --          35,000              --          35,000
Stock issued upon conversion
  of debentures at $.001 per share            95,000       3,000             --         318,000              --         321,000
Stock issued for services rendered
  at $.003 per share                           7,000          --             --          60,000              --          60,000
Amortization of unearned
  stock compensation                              --          --         45,000              --              --          45,000
Amortization of beneficial
  conversion feature of notes payable             --          --             --         104,000              --         104,000
Amortization of stock options
  compensatory charge over service period         --          --         40,000              --              --          40,000
Stock issued upon conversion of
  debentures at $.0005 per share             362,000      11,000             --         533,000              --         544,000
Stock issued for services rendered
  at $.0007 per share                          3,000          --             --           7,000              --           7,000
Amortization of unearned
  stock compensation                              --          --         32,000              --              --          32,000
Amortization of beneficial conversion
  feature of notes payable                        --          --             --         662,000              --         662,000
Amortization of stock options
  compensatory charge over service period         --          --         40,000              --              --          40,000
Finders fee for convertible debt issuance         --          --             --        (130,000)             --        (130,000)
Record debt discount on
  notes and debentures                            --          --             --       1,068,000              --       1,068,000
Cost incurred with stock options
  issued for service                              --          --             --          18,000              --          18,000
Net loss for the year ended
  December 31, 2002                               --          --             --              --      (3,599,000)     (3,599,000)
                                           ---------   ---------   ------------    ------------    ------------    ------------
   Balances At December 31, 2002
     - Forward                               659,000   $  20,000   $   (158,000)   $ 38,174,000    $(39,807,000)   $ (1,771,000)

                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]
--------------------------------------------------------------------------------
        (UNAUDITED)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                  Common Stock        Unearned      Additional       During          Total
                                          Number of                 Compensation     Paid-in       Development   Stockholders'
                                        Shares Issued   Par Value      Expense       Capital          Stage        [Deficit]
                                        -------------   ---------      -------       -------          -----         -------
   Balances At December 31, 2002
     - Forwarded                              659,000   $  20,000    $ (158,000)   $ 38,174,000   $(39,807,000)   $ (1,771,000)

Effect of Reverse Stock Split                      --     (19,000)           --          19,000             --              --
Stock issued upon conversion of notes
  at an average of $.0002 per share           422,000          --            --         254,000             --         254,000
Stock issued upon conversion of notes
  at an average of $.00006 per share          972,000          --            --         171,000             --         171,000
Stock issued upon conversion of notes
  & debentures at $.000025 per share        1,091,000          --            --          84,000             --          84,000
Stock issued upon conversion of notes
  at an average of $.06 per share             789,000          --            --          47,000             --          47,000
Stock issued upon conversion of notes
  at an average of $.055 per share             63,000          --            --           3,000             --           3,000
Stock issued upon conversion of notes
  at an average of $.03 per share          10,673,000          --            --         320,000             --         320,000
Stock issued upon conversion of notes
  at an average of $.0025 per share        49,571,000          --            --         125,000             --         125,000
Amortization of unearned
  stock compensation                               --          --       158,000              --             --         158,000
Fair value of Stock to be issued
  in conjunction with loans                        --          --            --          78,000             --          78,000
Fair value of Stock to be issued
  in conjunction with consulting                   --          --            --          25,000             --          25,000
Issuance of warrants                               --          --            --       2,647,000             --       2,647,000
Beneficial conversion feature of loans             --          --            --          70,000             --          70,000
Net loss for the year ended
  December 31, 2003                                --          --            --              --     (3,828,000)     (3,828,000)
                                         ------------   ---------    ----------    ------------   ------------    ------------
   Balances At December 31, 2003
     - Forward                             64,240,000   $   1,000    $       --    $ 42,017,000   $(43,635,000)   $ (1,617,000)

                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]
--------------------------------------------------------------------------------
        (UNAUDITED)

                                                                                             Deficit
                                                                                           Accumulated
                                                Common Stock      Unearned    Additional     During           Total
                                           Number of            Compensation   Paid-in     Development      Stockholders'
                                            Shares    Par Value   Expense      Capital        Stage          [Deficit]
                                            ------    ---------   -------      -------        -----           -------
   Balances At December 31, 2003
    - Forwarded                           64,240,000   $ 1,000   $    --   $ 42,017,000   $(43,635,000)   $ (1,617,000)

During the 1st quarter of 2004, Stock
  issued upon conversion of notes at
  an average of $.0025 per share         185,886,000     2,000        --        461,000             --         463,000
In March 2004 Stock issued pursuant
  to private placement for cash
  at $.07 per share                        9,143,000        --        --        640,000             --         640,000
In March 2004 Stock issued for
  services rendered at an average
  of $.12 per share                          200,000        --        --         24,000             --          24,000
In January 2004 Stock issued for
  services rendered and charged
  in prior year                              200,000        --        --             --             --              --
Stock of Preferred Class C issued
  for Ceptor purchase                             --        --        --      4,760,000             --       4,760,000
Beneficial conversion feature of loan             --        --        --      1,500,000             --       1,500,000
Capitalization of deferred
  finance charges                                 --        --        --      2,065,000             --       2,065,000
Stock sale by CepTor                              --        --        --      9,135,000             --       9,135,000
Net loss for the year ended
  December 31, 2004                               --        --        --             --    (17,606,000)    (17,606,000)
                                        ------------   -------   -------   ------------   ------------    ------------

   Balances At December 31, 2004         259,669,000   $ 3,000   $    --   $ 60,602,000   $(61,241,000)   $   (636,000)

Net loss for the 3 months
  ended March 31, 2005                            --        --        --             --     (5,353,000)     (5,353,000)
                                        ------------   -------   -------   ------------   ------------    ------------

   Balances At March 31, 2005            259,669,000   $ 3,000   $    --   $ 60,602,000   $(66,594,000)   $ (5,989,000)
                                        ============   =======   =======   ============   ============    ============

                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                               Cumulative from
                                                                                             March 15, 1990 (date of
                                                               Three Months ended March 31,  inception) to March 31,
                                                             ------------------------------  -----------------------
                                                                   2005            2004           2005
                                                                   ----            ----           ----
Cash flows from operating activities:
    Net loss                                                 $ (5,353,000)   $ (9,324,000)   $(66,594,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Share of Net loss from unconsolidated affiliate           3,358,000              --      12,658,000
      Depreciation                                                 18,000          32,000       1,295,000
      Amortization                                                 13,000          17,000         958,000
      Amortization of debt discount and beneficial
        conversion features                                       590,000          80,000       4,060,000
      Amortization of warrants issued                                  --              --         215,000
      Value of stock and stock options issued                          --       2,107,000         160,000
      Unearned compensation                                            --              --         284,000
      Interest and compensation expense in connection
        with issuance of equity securities                             --         308,000      18,902,000
      Write down of inventories                                        --              --       1,344,000
      Write down of patents                                            --              --         517,000
      Write-off of acquired research and development costs             --       5,034,000              --
      Loss on investment in related party                              --              --          89,000
     Amortization of deferred consulting charge                        --         313,000       1,330,000

    Changes in operating assets and liabilities
      (Increase) decrease in:
        Accounts receivable                                        (1,000)          6,000         (42,000)
        Inventories                                                    --              --      (1,339,000)
        Prepaid expenses and other current assets                (116,000)         24,000         (81,000)
        Other                                                          --              --         (20,000)
      Increase (decrease) in:
        Accounts payable                                          123,000          70,000         499,000
        Other current liabilities                                  (1,000)             --         (36,000)
        Accrued expenses                                          172,000           6,000       1,485,000
                                                             ------------    ------------    ------------
Net cash flows (used in) operating activities                  (1,197,000)     (1,327,000)    (24,316,000)
                                                             ------------    ------------    ------------

Cash flows from (used in) investing activities:
    Patent issuance costs                                              --              --        (548,000)
    Cash acquired in acquisition                                                   18,000              --
    Purchases of equipment and leasehold improvements            (554,000)        (51,000)     (2,718,000)
    Return of Investment in unconsolidated Affiliate              916,000         (19,000)      1,360,000
    Other                                                        (200,000)             --        (208,000)
                                                             ------------    ------------    ------------
Net cash flows from (used in) investing activities:               162,000         (52,000)     (2,114,000)
                                                             ------------    ------------    ------------

                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                   (continued)

                                                                                                     Cumulative from
                                                                                                  March 15, 1990 (date of
                                                                   Three Months ended March 31    inception) to March 31,
                                                                 ------------------------------  -------------------------
                                                                     2005              2004             2005
                                                                     ----              ----             ----
Net cash flows (used in) operating activities -
    Forwarded                                                      (1,197,000)       (1,327,000)      (24,316,000)
                                                                 ------------      ------------      ------------

Net cash flows (used in) investing activities -
    Forwarded                                                         162,000           (52,000)       (2,114,000)
                                                                 ------------      ------------      ------------

Cash flows from (used in) financing activities:
    Proceeds from related party loans                                      --                --         2,197,000
    Proceeds from notes payable and convertible notes               1,568,000         1,225,000        10,191,000
    Proceeds from short term loans                                         --                --         4,166,000
    Capital contribution                                                   --                --            95,000
    Net payments on capital leases                                    (11,000)           (6,000)          (54,000)
    Payments on interim loans                                              --          (200,000)         (808,000)
    Payments on notes payable - others                                     --           (55,000)         (634,000)
    Payments on stockholder loans                                          --           (65,000)         (773,000)
    Proceeds from issuance of capital stock                                --           640,000        12,914,000
                                                                 ------------      ------------      ------------

    Net cash flows from financing activities:                       1,557,000         1,539,000        27,294,000
                                                                 ------------      ------------      ------------

    Net change in cash                                                522,000           160,000           864,000
Cash, beginning of periods                                            342,000           580,000                --
                                                                 ------------      ------------      ------------
Cash, end of periods                                             $    864,000      $    740,000      $    864,000
                                                                 ============      ============      ============

Supplemental disclosures of cash flow information:
  Cash paid during the periods for:
      Interest paid - related party                              $     13,000      $     13,000      $    341,000
      Interest paid - other                                      $         --      $         --      $    179,000
      Taxes                                                      $         --      $         --      $         --

Supplemental disclosures of Non-cash financing and investing activities in 2005 and 2004:

   Net assets of Xechem India contributed to capital and
    minority interest                                            $         --      $         --      $    118,000
   Liabilities exchanged for preferred and common stock          $         --      $         --      $  1,270,000
   Equipment purchased through financing                         $         --      $         --      $    134,000
   Securities issued as payment on related party note            $         --      $         --      $     20,000
   Common stock  issued upon conversion of debentures, notes
     and related accrued interest                                          --           311,000      $  1,600,000
  Convertible notes refinanced by notes payable                  $         --      $         --      $    367,000
   Warrants Issued                                                         --                --           193,000
   Warrants Issued for services                                            --                --         1,330,000
   Warrants issued in conjunction with financing agreement                 --           776,000                --
   Beneficial Conversion Features to financing agreements        $    590,000      $         --      $  4,502,000
   Common stock of subsidiary issued in conjunction with
     financing agreement                                         $         --      $         --      $ 16,662,000
   Preferred Stock issued in Ceptor acquisition                  $         --      $  4,760,000      $  4,760,000

                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------
[1] Significant Accounting Policies

The accompanying consolidated financial statements have been prepared assuming Xechem International, Inc. and its subsidiaries Xechem, Inc., Xechem Laboratories, Inc., XetaPharm, Inc., Xechem (India) Pvt. Ltd., and Xechem Pharmaceuticals Nigeria Limited will continue as a going concern. We have suffered recurring losses from operations and have a net working capital deficiency that raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Significant accounting policies and other matters relating to us and our subsidiaries, Xechem, Inc., Xechem Laboratories, Inc., and XetaPharm, Inc, Xechem (India) Pvt. Ltd. and Xechem Pharmaceuticals Nigeria Limited are set forth in the financial statements for and as of the year ended December 31, 2004 included in our Form 10-KSB, as filed with the Securities and Exchange Commission.

[2] Basis of Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary to make the interim financials not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-KSB for the year ended December 31, 2004. The results of operations for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for a full year.

As a result of our net losses through December 31, 2004 and accumulated deficit since inception, our auditors, in their report on our financial statements for the year ended December 31, 2004, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of March 31, 2005.

Our research and development activities are at an early stage and the time and money required to develop the commercial value and marketability of our proposed products will require significant cash expenditures for an indefinite period in the future. In order to address some of these cash needs, we have entered into two recent financing agreements.

(1) On December 9, 2004, Xechem, William Pursley, our former president and vice-chairman of the board, and Ceptor Corporation, a research drug company we acquired on January 27, 2004, entered into a second amendment to the Ceptor agreement. The parties entered into the second amendment as part of a merger between Medallion Crest Management, Inc., a Florida corporation, Ceptor and CepTor Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Medallion. Pursuant to the merger, Ceptor merged with and into Acquisition Corp, with Ceptor surviving as the wholly-owned subsidiary of Medallion. Pursuant to the merger agreement, Medallion acquired all of the outstanding capital stock of Ceptor in exchange for issuing shares of Medallion's common stock, par value $0.0001 per share to Ceptor's shareholders at a ratio of 2.165674 shares of Medallion common stock for each share of Ceptor common stock outstanding at the effective time of the merger, and assumed certain obligations of Ceptor to holders of its outstanding indebtedness and others. As a result, the former shareholders of Ceptor became shareholders of Medallion. Medallion then changed its name to Ceptor. We were the record holder of 1,800,000 issued and outstanding shares of common stock of Ceptor, which following the merger converted into 3,898,213 shares of Medallion/Ceptor common stock (Ceptor Shares).

As a condition to closing the merger, Medallion/Ceptor initiated an offering. The second amendment modified the put obligation with respect to the capital raised through the private offering. Under the second amendment, we could put back to Ceptor that number of our shares of Ceptor stock equal to the quotient of: (a) ten percent (10%) of the gross cash raised (before any commissions or other expenses) in each tranche of equity financing, divided by (b) the price per share of Ceptor common stock, at which such equity tranche was raised.

Medallion/Ceptor planned to raise a minimum of $2,500,000 and a maximum of $6,000,000 from the offering of units. Each unit consisted of one share of Series A Convertible Preferred Stock and a warrant for 5,000 shares of Medallion/Ceptor common stock, exercisable at $2.50 per share. Units were offered by the placement agent for sale at $25,000 per Unit. Shares of Series A Convertible Preferred Stock were convertible into 10,000 shares of Medallion/Ceptor common stock. The offering was subsequently increased to accommodate demand.

In February 2005, Ceptor completed its offering for $12,791,250. We exercised our Put for $1,279,125 in cancellation of 511,650 shares of Ceptor stock ($12,791,250 x .10 = $1,279,125 / $2.50 = 511,640). Following the
Put/redemption, we own 3,386,563 shares of Ceptor stock.

Our remaining Ceptor shares are subject to a lock-up agreement among the parties to the agreement as follows: we will not sell our Ceptor shares for a period of six months following the effective date of the registration of the securities sold through the offering. Thereafter, we may sell an amount equal to up to fifty percent (50%) of our Ceptor shares until the first anniversary of the effective date of the registration. At which time we will be free to sell all of our remaining Ceptor shares. If the Ceptor shares are not registered within six months following the termination of the offering, then the Ceptor shares shall be under a lock up agreement for a period of one year following the termination of the offering. At which time, we may sell up to fifty percent (50%) of our Ceptor shares, with the ability to sell all of our Ceptor shares eighteen months following the termination of the offering. Notwithstanding anything herein contained to the contrary, we may transfer our Ceptor shares in a privately negotiated transaction to any person or entity who agrees to be subject to the lock up agreement.

Pursuant to a subsequent bridge loan financing (completed in March 2005) we agreed to sell at least 25% of our Ceptor shares, to the extent required to repay the bridge notes (including the Chassman Note) by December 31, 2006, subject to extension. Ceptor agreed to register certain of its shares pursuant to their merger agreement. If Ceptor has not registered our Ceptor shares by September 30, 2005, the outside date of sale of the 25% of our Ceptor shares will be extended to March 31, 2006. Furthermore, we have agreed to sell an additional 25% of our Ceptor shares to the extent necessary to pay all of the bridge loans by June 30, 2006. To the extent that any bridge loan amounts remain unpaid, all amounts shall be immediately due and payable on December 31, 2006.

(2) On January 11, 2005, the Company entered into a new letter agreement (to be superseded by a definitive agreement) with Chassman, whereby Chassman agreed to provide $1,000,000 in financing to the Company on the following terms and conditions (the "Agreement"):

      o Chassman advanced $1,000,000 to Xechem on January 11, 2005. This advance will be repayable with the bridge loan financing described in Note 3 below, on all the same terms and conditions.

      o Chassman extended the maturity of the debt currently due to her (approximately $3,900,000 plus accrued interest) to December 31, 2006, subject to the required sale of the Company's holdings of Ceptor Corporation, a Delaware corporation ("Ceptor") common stock. The debt will be secured by a second priority security interest in the Company's Ceptor common stock position (which will become a first priority lien when and if the bridge financing is repaid in full). The debt is convertible into our common stock at $.015 per share conversion price, provided that no conversion may be effected prior to May 1, 2005, and, provided further, no conversion may be effected if it will result in Chassman's ownership of 5% or more of the Company's outstanding common stock. In addition, the vested portion of the 30,000,000 warrants related to Chassman's prior funding of the Company (approximately 14,000,000 warrants) were issued in tranches dated to coincide with the prior funding by Chassman. The warrants contain a cashless exercise provision and are also subject to a limitation on exercise that after giving effect to any exercise Chassman shall not own 5% or more of the Company's outstanding common stock. The unvested portion of the 30,000,000 warrants was cancelled.

      o After repayment (including by conversion) of the bridge financing, two-thirds of the sale proceeds of Ceptor common stock resulting from sales by the Company will be applied to retire the debt due to Chassman, with the remainder available to the Company. The portion of the debt secured by the Bristol Myers litigation proceeds will continue to be so secured and will be repaid last out of Ceptor common stock sale proceeds.

(3) In the first quarter of 2005, we entered into a series of bridge loan financing agreements wherein the investors (including Chassman) infused approximately $567,639 into the company on the terms and conditions as set forth herein.

Investors purchased approximately 568 units. Each such unit is comprised of $1,000 principal amount of secured convertible promissory notes and five year warrants to purchase approximately 33,333.33 shares of common stock, par value $0.00001 per share, at $0.015 per share per unit (for a total of approximately 18,933,330 shares for 568 units). The subscription purchase price was $1,000 per unit. The Secured Promissory Note bears simple interest of ten percent (10%) per annum and is due December 31, 2005, subject to extensions, as described below. The Secured Promissory Note is secured by our ownership of 3,386,563 shares of common stock of Ceptor Corporation, a Delaware corporation and former wholly-owned subsidiary of ours. Investors may convert the Secured Promissory Notes into shares of our common stock at any time prior to the maturity date, at $0.015 per share (approximately 66,667 shares per unit for a total of approximately 37,866,669 shares for 568 units), subject to adjustment. The conversion price per share will be reduced in the event we subsequently issue, sell or grant shares of our common stock for consideration per share of less than $0.015 per share. The conversion price shall be reduced to that amount calculated by multiplying the conversion price in effect prior to the adjustment by a fraction, the numerator of which is: (A) the number of shares of common stock outstanding immediately prior to the event, plus the number of shares of common stock issued as part of the dilutive event multiplied by a fraction the numerator of which is the dilutive price and the denominator of which is the conversion price; and (B) the denominator of which is the number of shares outstanding immediately following the dilutive event.

We have agreed to use our best efforts to file a registration statement to register the shares of common stock underlying the warrants and the Secured Promissory Notes as soon as possible and within 90 days of the date of the agreement. There is no penalty should we fail to file a registration statement within 90 days.

We have agreed to sell at least 25% of our Ceptor Shares, to the extent required to repay the bridge notes (including the Chassman Note) by December 31, 2005, subject to extension. Ceptor agreed to register certain of its shares pursuant to the merger agreement with Medallion. If Ceptor has not registered our Ceptor shares by September 30, 2005, the outside date of sale of the 25% of the Ceptor shares will be extended to March 31, 2006. Furthermore, we have agreed to sell an additional 25% of our Ceptor shares to the extent necessary to pay all of the bridge loans by June 30, 2006. To the extent that any bridge loan amounts remain unpaid, all amounts shall be immediately due and payable on December 31, 2006.

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

City Express Bank Plc., a Nigeria-based bank, has expressed its intent to provide the Nigerian bank guarantee required by UPS Capital and Ex-Im Bank. In order for City Bank to receive approval to provide the Nigerian bank guarantee, City Express must provide certain documentation and information including City Express' plan to raise its capital base to 25 billion Nigerian Naira (approximately $185 million U.S.), as required by the Central Bank of Nigeria. This documentation and related information provided by City Express is subject to review and approval by UPS Capital. If UPS Capital completes its due diligence review of City Express to its satisfaction, a formal request will be submitted by UPS Capital to Ex-Im Bank for the credit guarantee approval. If Ex-Im Bank provides the loan guarantee, UPS Capital will be authorized to disburse the funds to us.

Central Bank of Nigeria has approved documents presented by City Express which will be forwarded to UPS Capital for underwriting and loan approval before submission to Ex-Im Bank. In the event the loan is obtained, we estimate that there will be additional expenses associated with the completion of the Nigerian facility and start-up of production. We are hopeful that these additional monies can come from potential local financing in Nigeria (debt, equity and/or possible prepayment for product) and/or from potential domestic funding sources, although no commitments have been obtained for such funding. Even if all financing can be obtained, we may incur cost overruns and/or delays in bringing the product to market could adversely impact execution of our business plan.

We have financed research and development activities principally through capital contributions and loans made by our stockholders, other investors, banks, and through funds received from the sale of State of New Jersey NOL's (net operating losses) through the New Jersey State Tax Credit Transfer program.

In 2005 we plan to finalize testing and formulation of our new nutraceutical NICOSAN(TM), a sickle cell drug. We commenced construction of our own facility in Nigeria in 2004, with plans to begin production in 2005 for sales to begin in Nigeria in the fourth quarter of 2005 or first quarter 2006.

We anticipate expenses to increase for 2005 with our proposed launching of NICOSAN(TM) in Nigeria and the clinical testing and trials of our new drug HEMOXIN(TM) in the United States. We are not currently capitalizing continued activities related to the proposed launching of NICOSAN(TM) in Nigeria and the clinical testing and trials of our new drug HEMOXIN(TM) in the United States. In order to pursue these activities, we must obtain additional financing. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

We are investigating opportunities to raise outside financing through the issuance of equity securities or other instruments, although no agreements are currently in place.

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

[4] Investments in Unconsolidated Affiliates

In January, 2004, we issued 6,000 Class C Series 7 Preferred Stock to the former shareholders of Ceptor Corporation in connection with the merger of Ceptor Corporation into a wholly-owned subsidiary of the Company. These shares were waived upon execution of the amendments to the Ceptor agreement.

In December 2004 through a series of mergers, Ceptor Corporation emerged as a stand alone, independent company, and we owned 3,898,213 shares of common stock or [51.3%] of Ceptor. Under terms of the Ceptor Agreement, we have sold back to Ceptor 511,650 shares cumulatively for $1,279,125, (366,580 shares or $916,450 of which was sold in the 1st quarter of 2005). At March 31, 2005, we own 3,386,563 shares of Ceptor stock or approximately 29.3% of Ceptor issued and outstanding common stock (See Note 2 (1)).

The Company's investment balance in Ceptor, under the equity method, is presented in the following table:

                                                   March 31,       December 31,
                                                     2005              2004
                                                 ------------      ------------

Total Investment at inception                    $  4,760,000      $  4,760,000
Capital contributed thru sale of Ceptor             9,135,000         9,135,000
Return of capital                                    (927,000)          (12,000)
Cumulative equity method loss                     (12,658,000)       (9,300,000)
                                                 ------------      ------------

  Equity method investment balance               $    310,000      $  4,583,000
                                                 ============      ============

The following amounts represent certain operating data of the Company's 29.3% owned investment in Ceptor Corporation that is accounted for in the equity method and not consolidated for financial reporting purposes (See Note 2):

                                                            Three months ended
                                                              March 31, 2005
                                                              --------------

Revenues                                                       $         --
Research & Development                                              603,000
General and Administrative                                        1,693,000
                                                               ------------
Net Loss                                                         (2,296,000)
                                                               ------------
Net Loss Available                                             $(11,461,000)
                                                               ============

The following amounts are from the balance sheet of the Company's 29.3% interest in Ceptor Corporation:

                                                            Three months ended
                                                              March 31, 2005
                                                              --------------

Current Assets                                                  $7,560,000
Non-Current Assets                                                  84,000
                                                                ----------
Total Assets                                                    $7,644,000
                                                                ==========

Current Liabilities                                             $1,547,000
Non-Current Liabilities                                            279,000
Share Holder's Equity                                            5,818,000
                                                                ----------
Total Liabilities & share holder's Equity                       $7,644,000
                                                                ==========

[5]  Convertible Notes

Convertible notes consist of the following:

                                                    March 31,       December 31,
                                                      2005             2004
                                                   ----------       ----------

Unsecured Convertible Notes                        $3,000,000       $3,000,000
Less Unamortized Debt Discount                      2,430,000        2,629,000
                                                   ----------       ----------

    Convertible Notes                              $  570,000       $  371,000
                                                   ==========       ==========

In April 2004, we executed definite documents with Alembic Limited, which included a commitment to loan $3,000,000 to us. The entire $3,000,000 of the loan amount was funded and accrued interest of approximately $171,400, which amount was recorded and paid in April 2005. The note has an interest rate of 8% per annum and matures April 2008. The loan is convertible into our common stock, with a maximum discount of 60% of FMV. The intrinsic value of the beneficial conversion feature of $3,000,000 on the debt funded as of December 31, 2004 had been allocated to paid in capital. This resulting debt discount is being amortized over the life of the debt on the straight-line basis. We have incurred a charge to our statement of operations of $199,000 and $0 for the three months ended March 31, 2005 and 2004, respectively. Pursuant to the terms of the Alembic Agreements we have a contractual commitment to issue them a fifteen percent (15%) ownership interest in Xechem Nigeria.

[6] Notes Payable

Notes Payable consists of the following:

                                                    March 31,       December 31,
                                                      2005             2004
                                                      ----             ----

Secured Notes Payable (A)                        $ 1,134,000        $ 1,134,000
$6,000,000 Unsecured Loan (B)                      2,800,000          2,800,000
$1,000,000 Secured Loan  (C)                       1,000,000                  0
Bridge Loan Financing Agreements (D)                 567,000                  0
Less Debt Discount                                  (176,000)          (570,000)
                                                 -----------        -----------
Total Notes Payable                                5,325,000          3,364,000
Less Current Portion                               5,325,000          3,364,000
                                                 -----------        -----------
Total Long Term Notes Payable                    $         0        $         0
                                                 ===========        ===========

(A) During 2002, we issued convertible notes totaling $367,000, which was increased by an additional funding of $767,000 by certain investors during the twelve months ended December 31, 2003, at which time debentures were converted into term notes. The new term notes bearing simple interest at 8% per annum, due on the earliest to occur of the settlement, dismissal or final adjudication of the Bristol-Myers Squibb lawsuit (the "BMS Lawsuit"), plus additional interest equal to forty percent (40%) with respect to the BMS Lawsuit, subject to an adjustment factor of the net recovery to us (after deduction of legal fees and costs). We have granted the term loan holders a security interest in the BMS lawsuit. These notes will be due on the later of 18 months from the date of the Note Purchase Agreement or final disposition of the Bristol Myers Squibb lawsuit (provided that the additional interest, if any, as referenced above, will be due on disposition of the lawsuit). As of March 31, 2005, the loans accrued interest of approximately $184,000. The Bristol-Myers-Squibb lawsuit alleges damages due to alleged anti-competitive actions by Bristol-Myers-Squibb in connection with its activities related to paclitaxel. Our lawsuit was dismissed in 2003, and we have filed an appeal of the dismissal. In September 2004, the U.S. Court of Appeals for the Seventh Circuit reversed the District Court opinion and determined that the basis for dismissal was improper. It reinstated and remanded the case to the District Court.

(B) We entered into a letter agreement, dated November 11, 2003, with Ms. Chassman and her designees, wherein she agreed to issue $6,000,000 of unsecured promissory notes over a 12 month period, to be funded: (i) $700,000 by November 25, 2003; (ii) $650,000 by December 24, 2003; (iii) $500,000 per month for
January and February, 2004; (iv) $450,000 for March, April and May, 2004; (v) $400,000 for June, July, August, September and October, 2004; and (vi) $300,000 for November, 2004. The 2004 loan proceeds were due on the first business day of the month, subject to a 30-day grace period. The loans were to bear interest at 8% per annum and mature 18 months from the date of the agreement. The funding of the loans was subject to execution of definitive documents consistent with the letter agreement.

We previously issued a series of convertible notes, convertible into our common stock at a conversion rate equal to 50% of the lowest bid price of our stock for the 30-day period immediately preceding the date of conversion. In consideration for $175,000 of pre-closing advances on October 27, 2003, the terms of all convertible notes and debentures held or subsequently acquired by Chassman were to be convertible as to principal plus accrued, unpaid interest at a conversion price of $0.0025 per share. If all affected convertible notes as of October 27, 2003 were converted, it would equal approximately 210,000,000 shares. The convertible notes continue to be subject to the limitation that the holder will not own in excess of 4.9% of our outstanding common stock at any time after giving effect to the conversion.

In addition, we granted Chassman five year warrants to purchase 30,000,000 shares of our common stock at an exercise price of $.0025, subject to anti-dilution terms. The warrants were not exercisable until one year after issuance. The warrants were to be earned as funding of the loan was completed. As of December 31, 2004, 14,000,000 warrants had been earned. As of March 31, 2005 and 2004, respectively, we recognized a debt discount of $176,000 and $0 in connection with these warrants. On January 11, 2005, the Company entered into a new agreement which provided for the issuance of the vested warrants and cancellation of the unvested warrants (see Note 2).

For the period ending March 31, 2005, we have received $1,000,000 and $3,800,000 for the quarter and cumulated, respectively. As of March 31, 2005 we have received $3,800,000 from this loan and recorded $288,000 in accrued interest. This agreement has not been signed in its final form; however, the Company and the Investor do not anticipate any material differences from the facts stated above.

(C) $1,000,000 Secured Loan (see Note 2 (2)).

(D) Bridge Loan Financing Agreements (see Note 2 (3)).

[7] Notes Payable to Related Parties

During the three months ended March 31, 2005, we made no payments to reduce the outstanding principal of $816,000. As of March 31, 2005, we had accrued interest totaling $4,000 and $264,000 for the quarter and cumulated, respectively, to related parties.

Notes Payable - Related Party consists of the following:

                                                    Three months ended
                                                      March 31, 2005
                                                      --------------

Loans Payable - Dr. Renuka Misra                        $ 298,000
Loans Payable - Beverly Robbins                           190,000
Loans Payable - Xechem China                              140,000
Loans Payable - Dr. Pandey                                125,000
Loans Payable - Family Members of Dr. Pandey               63,000
                                                        ---------

Subtotal                                                  816,000
Less Debt Discount                                             --
                                                        ---------

Total Notes Payable                                       816,000
Less Current Portion                                      518,000
                                                        ---------

         Total Long-Term Notes Payable                  $ 298,000
                                                        =========

[8] Legal Proceedings

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

Our lawsuit alleges that Bristol-Myers Squibb is liable for violation of Section 2 of the Sherman Act (15 USC 2). We are seeking an award in damages in the sum of at least $50,000,000 and said damages to be trebled to at least $150,000,000. The case was dismissed in late 2003, and we filed an appeal of the dismissal with the U.S. Court of Appeals for the Seventh Circuit. On September 23, 2004 the U.S. Court of Appeals for the Seventh Circuit reversed The District Court opinion and determined that the basis for dismissal was improper. It reinstated and remanded the case to The District Court. There can be no assurances as to the outcome of this lawsuit.

The case Xechem International, Inc. v. University of Texas et al. was argued in January 2004, the Federal Circuit Court of Appeals (Judge Newman) affirming the trial court's dismissal of the case on Eleventh Amendment state sovereign immunity grounds, in that a state or state entity may not be sued in federal court to determine correct inventorship and ownership of an issued U.S. patent. The patents in the suit involve a new cremophor-free formulation of the two billion dollar market anti-cancer and restenosis-inhibiting drug paclitaxel.

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

[9] Net Loss Per Share

Net loss per share was calculated using the weighted average number of common shares outstanding. For the three months ended March 31, 2005 and 2004, stock options and warrants, respectively, have been excluded from the calculation of diluted loss per share, as they are antidilutive.

[10]  Stock Options and Warrants

Options - During the three months ended March 31, 2005 and 2004 no options were granted or exercised, respectively.

Warrants - In February 2005, in connection with certain Bridge Loan Financing Agreements, we granted 5-year warrants to purchase 52.3 million shares of our common stock at an exercise price of $0.015. This funding was completed in March, 2005. (see Note 2).

[11] Stock-Based Compensation

We follow the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for our employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income and earnings per share disclosures, as well as, various other disclosures not required under APB 25 for companies following APB 25. We have adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). Under APB 25, because the exercise price of our stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if we accounted for our employee stock options under the fair value method of that Statement. No options were issued during the quarter ended March 31, 2005 and 2004, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                                                Quarter Ended
                                                          March 31,       March 31,
                                                         ----------------------------
                                                            2005             2004
                                                            ----             ----

Net loss, as reported                                    $(5,353,000)     $(9,324,000)

Stock-based employee compensation expense under fair
  value method, net of related tax effects                         0                0
                                                         -----------      -----------
Pro forma net loss                                       $(5,353,000)     $(9,324,000)
                                                         ===========      ===========

Loss per share:
         Basic and diluted, as reported                  $     (0.02)     $     (0.08)
                                                         ===========      ===========
         Basic and diluted, pro forma                    $     (0.02)     $     (0.08)
                                                         ===========      ===========

Item 2. Management's Discussion and Analysis.

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Overview

Xechem International, Inc., a Delaware corporation, is the holder of all of the capital stock of Xechem, Inc., a development stage biopharmaceutical company engaged in the research, development, and production of niche generic and proprietary drugs from natural sources. Xechem, Inc. was formed in March 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.) a publicly traded company. Xechem Laboratories (formed in 1993), XetaPharm, Inc. (formed in 1996), Xechem (India) Pvt. Ltd.(acquired in 1996) and Xechem Pharmaceuticals Nigeria Limited. (formed in
2002) are our subsidiaries. Xechem Pharmaceutical China Ltd., (formed in 2000) is an inactive affiliate. We have a contractual obligation to issue fifteen percent (15%) of Xechem Nigeria's stock to Alembic Limited. Xechem's principal product under development is NICOSAN(TM)/HEMOXIN(TM) which has shown efficacy in the treatment of sickle cell disease. The development and production of NICOSAN(TM)/HEMOXIN(TM) is being conducted through Xechem Nigeria.

We are in the process of launching our NICOSAN(TM) project in Nigeria and the clinical testing and trials of our new drug HEMOXIN(TM) in the United States. We anticipate that expenses will increase, with the expansion of our operations and marketing efforts, as described more fully herein. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. We are not currently capitalized to continue activities related to the proposed launching of NICOSAN(TM) in Nigeria and the clinical testing and trials of our new drug HEMOXIN(TM) in the United States. In order to pursue these activities, we must obtain additional financing. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

Results of Operations

The Three months Ended March 31, 2005 vs. The Three months Ended March 31, 2004

The following table sets forth certain statement of operations data for the cumulative period from inception (March 15, 1990) to March 31, 2005, and for each of the three months ended March 31, 2005 and March 31, 2004.

                                                                     Cumulative
                                             Three Months Ended     Inception to
                                                  March 31,           March 31,
                                             2005          2004          2005
                                             ----          ----          ----
                                                (in thousands)

Revenue                                    $      1      $     60      $  2,116
Research and Development Expense           $    222      $  5,445      $ 13,764
General and Administrative Expenses        $    980      $  3,456      $ 22,077
Writedown of Inventory And Intangibles     $     --      $     --      $  1,861
Loss from Operations                       $ (1,201)     $ (8,841)     $(35,586)
Other Income (Expense)                     $ (4,152)     $   (483)     $(33,078)
Net Loss                                   $ (5,353)     $ (9,324)     $(66,594)

Revenue

We had revenues of $1,000 for the three months ended March 31, 2005 a decrease of $59,000 or 98% as compared to the three months ended March 31, 2004. This number represents approximately $1,000 in consulting fees. In the quarter ended March 31, 2004, we had employees providing consulting services to third-party entities and those employees are no longer with us.

Research and Development

Our research and development expenditures emphasize our new sickle cell treatment drug NIPRISAN (new names NICOSAN(TM)/HEMOXIN(TM)), and our new start-up entity Xechem Nigeria. Our research and development expenditures are also made in conjunction with the development of compounds to make niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection.

During the 1st quarter of 2005, our research and development expenditures decreased by $5,223,000 to $222,000. This is due to the fact that $5,000,000 out of $5,445,000 in 1st Quarter 2004 were primarily from a one-time non-cash expense arising from the acquisition of Ceptor. We expensed the value assigned to the patents and in-process research, which were acquired in the Ceptor transaction and valued in excess of $4,760,000. During the 1st quarter 2005, our costs associated with our Nigerian sickle cell disease drug NICOSAN(TM) decreased $25,000, as compared to the same period for 2004.

We anticipate expenses to increase for 2005 with our proposed launching of NICOSAN(TM) in Nigeria and the clinical testing and trials of our new drug HEMOXIN(TM) in the United States. We are not currently capitalizing continued activities related to the proposed launching of NICOSAN(TM) in Nigeria and the clinical testing and trials of our new drug HEMOXIN(TM) in the United States. In order to pursue these activities, we must obtain additional financing. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

General and Administrative

General and administrative expenses decreased $2,476,000 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease in expenses is due to the fact that we had a one-time cost of approximately $2,200,000 due to our acquisition of Ceptor Corporation. This $2,200,000 expense was attributable to compensation in the form of options issued to William Pursley, our former president and vice-chairman of the board of directors.

Our consulting fees for the 1st quarter of 2005 decreased by approximately $67,000. However, our salaries, rent and accounting fees increased by approximately $25,000, $14,000 and $20,000, respectively. Our insurance increased to approximately $25,000.

Interest expense increased approximately $287,000 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This is due in large part to the interest payment due and paid to Alembic Limited pursuant to their $3,000,000 loan to us.

We anticipate expenses to increase for 2005 with our proposed launching of NICOSAN(TM) in Nigeria and the clinical testing and trials of our new drug HEMOXIN(TM) in the United States. We anticipate that general and administrative expenses will increase, with the expansion of our operations and marketing efforts. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. The exact number and nature of persons hired and our expenses for such persons will depend on many factors, including the capabilities of those persons who seek employment with us and the availability of additional funding to finance these efforts.

We are not currently capitalizing continued activities related to the proposed launching of NICOSAN(TM) in Nigeria and the clinical testing and trials of our new drug HEMOXIN(TM) in the United States. In order to pursue these activities, we must obtain additional financing. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

Liquidity and Capital Resources; Plan of Operations

On March 31, 2005, we had cash and cash equivalents of $864,000, negative working capital of $6,757,000 and stockholders' deficit of $5,989,000.

As a result of our net losses through December 31, 2004 and accumulated deficit since inception, our accountants, in their report on our financial statements for the year ended December 31, 2004, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of March 31, 2005. Our research and development activities are at an early stage and the time and money required to determine the commercial value and marketability of our proposed products cannot be estimated with precision. We expect research and development activities to continue to require significant cost expenditures for an indefinite period in the future.

(1) On December 9, 2004, Xechem, William Pursley, our former president and vice-chairman of the board of directors and Ceptor Corporation, a research drug company we acquired on January 27, 2004, entered into a second amendment to the Ceptor agreement. The parties entered into the second amendment as part of a merger between Medallion Crest Management, Inc., a Florida corporation, Ceptor and CepTor Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Medallion. Pursuant to the merger, Ceptor merged with and into Acquisition Corp, with Ceptor surviving as the wholly-owned subsidiary of Medallion. Pursuant to the merger agreement, Medallion acquired all of the outstanding capital stock of Ceptor in exchange for issuing shares of Medallion's common stock, par value $0.0001 per share to Ceptor's shareholders at a ratio of
2.165674 shares of Medallion common stock for each share of Ceptor common stock outstanding at the effective time of the merger, and assumed certain obligations of Ceptor to holders of its outstanding indebtedness and others. As a result, the former shareholders of Ceptor became shareholders of Medallion. Medallion then changed its name to Ceptor. We were the record holder of 1,800,000 issued and outstanding shares of common stock of Ceptor, which following the merger converted into 3,898,213 shares of Medallion/Ceptor common stock (Ceptor Shares).

As a condition to closing the merger, Medallion/Ceptor initiated an offering. The second amendment modified the put obligation with respect to the capital raised through the private offering. Under the second amendment, we could put back to Ceptor that number of our shares of Ceptor stock equal to the quotient of: (a) ten percent (10%) of the gross cash raised (before any commissions or other expenses) in each tranche of equity financing, divided by (b) the price per share of Ceptor common stock, at which such equity tranche was raised.

Medallion/Ceptor planned to raise a minimum of $2,500,000 and a maximum of $6,000,000 from the offering of units. Each unit consisted of one share of Series A Convertible Preferred Stock and a warrant for 5,000 shares of Medallion/Ceptor common stock, exercisable at $2.50 per share. Units were offered by the placement agent for sale at $25,000 per Unit. Shares of Series A Convertible Preferred Stock were convertible into 10,000 shares of Medallion/Ceptor common stock. The offering was subsequently increased to accommodate demand.

In February 2005, Ceptor completed its offering for $12,791,250. We exercised our Put for $1,279,125 in cancellation of 511,650 shares of Ceptor stock ($12,791,250 x .10 = $1,279,125/ $2.50 = 511,640). Following the Put/redemption, we own 3,386,563 shares of Ceptor stock.

Our remaining Ceptor shares are subject to a lock-up agreement among the parties to the agreement as follows: we will not sell our Ceptor shares for a period of six months following the effective date of the registration of the securities sold through the offering. Thereafter, we may sell an amount equal to up to fifty percent (50%) of our Ceptor shares until the first anniversary of the effective date of the registration. At which time we will be free to sell all of our remaining Ceptor shares. If the Ceptor shares are not registered within six months following the termination of the offering, then the Ceptor shares shall be under a lock up agreement for a period of one year following the termination of the offering. At which time, we may sell up to fifty percent (50%) of our Ceptor shares, with the ability to sell all of our Ceptor shares eighteen months following the termination of the offering. Notwithstanding anything herein contained to the contrary, we may transfer our Ceptor shares in a privately negotiated transaction to any person or entity who agrees to be subject to the lock up agreement.

Pursuant to a subsequent bridge loan financing (completed in March 2005) we agreed to sell at least 25% of our Ceptor shares, to the extent required to repay the bridge notes (including the Chassman Note) by December 31, 2006, subject to extension. Ceptor agreed to register certain of its shares pursuant to their merger agreement. If Ceptor has not registered our Ceptor shares by September 30, 2005, the outside date of sale of the 25% of our Ceptor shares will be extended to March 31, 2006. Furthermore, we have agreed to sell an additional 25% of our Ceptor shares to the extent necessary to pay all of the bridge loans by June 30, 2006. To the extent that any bridge loan amounts remain unpaid, all amounts shall be immediately due and payable on December 31, 2006.

(2) On January 11, 2005, the Company entered into a new letter agreement (to be superseded by a definitive agreement) with Chassman, whereby Chassman agreed to provide $1,000,000 in financing to the Company on the following terms and conditions (the "Agreement"):

      o Chassman advanced $1,000,000 to Xechem on January 11, 2005. This advance will be repayable with the bridge loan financing described in Note 3 below, on all the same terms and conditions.

      o Chassman extended the maturity of the debt currently due to her (approximately $3,900,000 plus accrued interest) to December 31, 2006, subject to the required sale of the Company's holdings of Ceptor Corporation, a Delaware corporation ("Ceptor") common stock. The debt will be secured by a second priority security interest in the Company's Ceptor common stock position (which will become a first priority lien when and if the bridge financing is repaid in full). The debt is convertible into our common stock at $.015 per share conversion price, provided that no conversion may be effected prior to May 1, 2005, and, provided further, no conversion may be effected if it will result in Chassman's ownership of 5% or more of the Company's outstanding common stock. In addition, the vested portion of the 30,000,000 warrants related to Chassman's prior funding of the Company (approximately 14,000,000 warrants) were issued in tranches dated to coincide with the prior funding by Chassman. The warrants contain a cashless exercise period and are also subject to a limitation on exercise that after giving effect to any exercise Chassman shall not own 5% or more of the Company's outstanding common stock. The unvested portion of the 30,000,000 warrants was cancelled.

      o After repayment (including by conversion) of the bridge financing, two-thirds of the sale proceeds of Ceptor common stock resulting from sales by the Company will be applied to retire the debt due to Chassman, with the remainder available to the Company. The portion of the debt secured by the Bristol Myers litigation proceeds will continue to be so secured and will be repaid last out of Ceptor common stock sale proceeds.

(3) In the first quarter of 2005, we entered into a series of bridge loan financing agreements wherein the investors (including Chassman) infused approximately $567,639 into the company on the terms and conditions as set forth herein.

Investors purchased approximately 568 units. Each such unit is comprised of $1,000 principal amount of secured convertible promissory notes and five year warrants to purchase approximately 33,333.33 shares of common stock, par value $0.00001 per share, at $0.015 per share per unit (for a total of approximately 18,933,330 shares for 568 units). The subscription purchase price was $1,000 per unit. The Secured Promissory Note bears simple interest of ten percent (10%) per annum and is due December 31, 2005, subject to extensions, as described below. The Secured Promissory Note is secured by our ownership of 3,386,563 shares of common stock of Ceptor Corporation, a Delaware corporation and former wholly-owned subsidiary of ours. Investors may convert the Secured Promissory Notes into shares of our common stock at any time prior to the maturity date, at $0.015 per share (approximately 66,667 shares per unit for a total of approximately 37,866,669 shares for 568 units), subject to adjustment. The conversion price per share will be reduced in the event we subsequently issue, sell or grant shares of our common stock for consideration per share of less than $0.015 per share. The conversion price shall be reduced to that amount calculated by multiplying the conversion price in effect prior to the adjustment by a fraction, the numerator of which is: (A) the number of shares of common stock outstanding immediately prior to the event, plus the number of shares of common stock issued as part of the dilutive event multiplied by a fraction the numerator of which is the dilutive price and the denominator of which is the conversion price; and (B) the denominator of which is the number of shares outstanding immediately following the dilutive event.

We have agreed to use our best efforts to file a registration statement to register the shares of common stock underlying the warrants and the Secured Promissory Notes as soon as possible and within 90 days of the date of the agreement. There is no penalty should we fail to file a registration statement within 90 days.

We have agreed to sell at least 25% of our Ceptor Shares, to the extent required to repay the bridge notes (including the Chassman Note) by December 31, 2005, subject to extension. Ceptor agreed to register certain of its shares pursuant to the merger agreement with Medallion. If Ceptor has not registered our Ceptor shares by September 30, 2005, the outside date of sale of the 25% of the Ceptor shares will be extended to March 31, 2006. Furthermore, we have agreed to sell an additional 25% of our Ceptor shares to the extent necessary to pay all of the bridge loans by June 30, 2006. To the extent that any bridge loan amounts remain unpaid, all amounts shall be immediately due and payable on December 31, 2006.

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

City Express Bank Plc., a Nigeria-based bank, has expressed its intent to provide the Nigerian bank guarantee required by UPS Capital and Ex-Im Bank. In order for City Bank to receive approval to provide the Nigerian bank guarantee, City Express must provide certain documentation and information including City Express' plan to raise its capital base to 25 billion Nigerian Naira (approximately $185 million U.S.), as required by the Central Bank of Nigeria. This documentation and related information provided by City Express is subject to review and approval by UPS Capital. If UPS Capital completes its due diligence review of City Express to its satisfaction, a formal request will be submitted by UPS Capital to Ex-Im Bank for the credit guarantee approval. If Ex-Im Bank provides the loan guarantee, UPS Capital will be authorized to disburse the funds to us.

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

In 2005 we plan to finalize testing and formulation of our new nutraceutical NICOSAN(TM), a sickle cell drug. We commenced construction of our own facility in Nigeria in 2004, with plans to begin production in 2005 and for sales to begin in Nigeria in the fourth quarter of 2005 or first quarter 2006, subject to the receipt of financing.

We secured and are in the process of securing financing through various loans, bridge financing and proceeds from Ceptor Stock, which we feel will meet our current needs, provided the funding of such loans occurs. We will need to generate funds from operations and/or debt and equity funding sources to enable us to repay such loans and our other outstanding debt.

We are investigating opportunities to raise outside financing through the issuance of equity securities or other instruments, although no agreements are currently in place.

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

Item 3. Control and Procedures

Evaluation of Disclosure Controls and Procedure

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer/chief financial officer, as of March 31, 2005, and have concluded that as of March 31, 2005, these disclosure controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that we file with or submit to the United States Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting have come to management's attention during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Review and evaluation of disclosure controls and procedures is an ongoing process that we will continue to refine as we perform quarterly evaluations.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

      None

Item 2. Changes in Securities.

      None

Item 3. Defaults Upon Senior Securities.

      None

Item 4. Submission of Matters to a Vote of Security Holders.

      None

Item 5. Other Information.

      None

Item 6. Exhibits.

Exhibit No.       Description of Document
-----------       -----------------------

3(i).1            Certificate of Incorporation, dated February 9, 1994;
                  Certificate of Correction to Certificate of Incorporation, dated February 16, 1994; Certificate of Amendment to the Certificate of Incorporation, dated May 26, 1995; Certificate of Amendment to Certificate of Incorporation, dated January 15, 1997; Certificate of Correction of Certificate of Amendment to Certificate of Incorporation, dated January 23, 1997; Certificate of Amendment to Certificate of Incorporation, dated July 17, 2000; Certificate of Amendment to Certificate of Incorporation, dated November 7, 2001; Certificate of Amendment to Certificate of Incorporation, dated November 20, 2002; Certificate of Amendment to Certificate of Incorporation, dated April 18, 2003; Certificate of Amendment to Certificate of Incorporation, dated May 22, 2003; Corrected Certificate of Amendment of Certificate of Incorporation, dated May 22, 2003; and Corrected Certificate of Amendment of Certificate of Incorporation, dated June 10, 2004(1)

3(ii)             By-Laws(1)

4.1 Certificate of Designations, Preferences and Rights of Class C Shares (Class C Series 1 Preferred Stock), dated April 9, 1996(2)

4.2 Certificate of Correction of Designations, Preferences and Rights of Class C Shares/Preferred Stock(1)

4.3 Certificate of Designations, Preferences and Rights (Class C Series 2 and Series 3 Preferred Stock), dated October 25, 1996(2)

4.4 Amended Certificate of Designations, Preferences, and Rights of Class C Series 2 Voting Convertible Preferred Stock(1)

4.5 Certificate of Elimination to the Certificate of Incorporation (Class C Series 1, Series 2 and Series 3 Preferred Stock), dated March 12, 1997(2)

4.6 Certificate of Designations, Preferences and Rights of Class C Series 4 Voting Convertible Preferred Stock(1)

4.7 Certificate of Designations, Preferences and Rights of Class C, Series 6 Voting Preferred Stock, dated October 3, 2001; Certificate of Correction, dated October 15, 2001; and Certificate of Amendment dated March 31, 2003(1)

4.8 Certificate of Designations, Preferences, and Rights of Class C, Series 5 Voting Convertible Preferred Stock(1)

4.9 Certificate of Designations, Preferences and Rights of Class C, Series 7 Preferred Stock, dated January 19, 2004(4)

4.10              Form of 2001 Unsecured Subordinated Convertible Debenture(3)

4.11              Form of Unsecured Convertible Note(3)

4.12 Form of 2002 Subscription Agreement for Purchase of Unsecured Subordinated Convertible Notes(3)

4.13 Form of 2001 Subscription Agreement for Purchase of $1,000,000 Unsecured Convertible Subordinated Debentures(3)

4.14              Form of 2002 Warrant to Purchase Shares of Common Stock(3)

4.15              Pursley Option Agreement(1)

4.16              Form of Registration Rights Agreement, dated January 2004(4)

4.17              Form of Pandey Option(1)

4.18              Form of Secured Convertible Promissory Note, dated February
                  2005(5)

4.19              Form of Stock Pledge and Escrow Agreement, dated February
                  2005(5)

4.20              Form of Common Stock Purchase Warrant, dated February 2005(5)

4.21              Form of Registration Rights Agreement, dated February 2005(5)

4.22              Amended and Restated Stock Option Plan(1)

4.23              2004 Long Term Incentive Plan(6)

31 Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------

(1) Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2004, filed with the SEC on April 15, 2005.

(2) Incorporated by reference from our Annual Report on Form 10-KSB for the year ended December 31, 1996, filed with the SEC on April 14, 1997 (SEC File No. 000-23788).

(3) Incorporated by reference from our Registration Statement on Form S-3, filed with the SEC on July 30, 2002.

(4) Incorporated by reference from our Current Report on Form 8-K filed on February 3, 2004 (SEC File No. 000-23788).

(5) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 4, 2005 (File No. 000-23788).

(6) Incorporated by reference from our Form 10-KSB/A for the fiscal year ended December 31, 2003, filed with the SEC on March 9, 2005 (File No. 000-23788).

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         XECHEM INTERNATIONAL, INC.

         Date: May 18, 2005


                                         /s/  Ramesh C. Pandey
                                         ---------------------------------------
                                         Ramesh C. Pandey, Ph.D.
                                         Chairman/Chief Executive Officer