Form 10QSB
period 2005-06-30
XECHEM INTERNATIONAL INC
filed 2005-08-22
CIK 919611

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 2005
                               -------------------------------------------------

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

For Quarter Ended ______________________  Commission File Number    0-23788
                                                                 -------------

                           Xechem International, Inc.
 ------------------------------------------------------------------------------
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

                                 Yes [X]    No [ ]

Number of shares outstanding of the issuer's common stock, as of August 5, 2005 was 259,688,718 shares.

Transitional Small Business Disclosure Format

                                 Yes [ ]    No [X]

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                     Page No.

PART I. FINANCIAL INFORMATION ..........................................3

Item 1. Consolidated Balance Sheets as of
         June 30, 2005 [Unaudited] and December 31, 2004................4

        Consolidated Statements of Operations For the three
         and six month periods ended June 30, 2005 and 2004
         and for the period from March 15,1990 (inception)
         to June 30, 2005 [Unaudited] ..................................5

        Consolidated Statement of Stockholders' Equity from
         March 15,1990 (inception) to June 30, 2005
         [Unaudited]....................................................6

        Consolidated Statements of Cash Flows For the six
         month periods ended June 30, 2005 and 2004 and for
         the period from March 15,1990 (inception) to June
         30, 2005 [Unaudited]...........................................13

        Notes to Consolidated Financial Statements [Unaudited]..........15

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................25

Item 3. Controls and Procedures.........................................32


PART II.    OTHER INFORMATION ..........................................33

Item 1. Legal Proceedings ..............................................33

Item 2. Changes in Securities  .........................................33

Item 3. Defaults Upon Senior Securities ................................33

Item 4. Submissions of Matters to a Vote of Security Holders ...........33

Item 5. Other information ..............................................33

Item 6. Exhibits .......................................................33

Signatures and Certifications ..........................................34

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

                         XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONSOLIDATED BALANCE SHEETS


                                            ASSETS

                                                                                                       June 30,        December 31,
                                                                                                         2005             2004
                                                                                                  --------------     --------------
CURRENT ASSETS                                                                                      (Unaudited)
   Cash                                                                                           $      232,000     $      342,000
   Other receivable                                                                                       44,000             41,000
   Prepaid expenses and other current assets                                                             233,000             93,000
                                                                                                  --------------     --------------

   Total Current Assets                                                                                  509,000            476,000

   Equipment, less accumulated depreciation of $1,429,000 (2005) and $1,375,000 (2004)                   973,000            356,000
   Leasehold improvements, less accumulated amortization of $806,000 (2005) and $773,000 (2004)          209,000            243,000
   Deposits                                                                                              254,000             54,000
   Investment                                                                                                 --          4,583,000
                                                                                                  --------------     --------------

TOTAL ASSETS                                                                                      $    1,945,000     $    5,712,000
                                                                                                  ==============     ==============

                             LIABILITIES & STOCKHOLDERS [DEFICIT]
CURRENT LIABILITIES
   Accounts payable                                                                               $      554,000     $      353,000
   Accrued expenses to related parties                                                                   384,000            606,000
   Accrued expenses to others                                                                            825,000            713,000
   Notes payable to related party                                                                        703,000            518,000
   Notes payable others                                                                                   40,000                  0
   Capital leases: short-term                                                                             27,000             27,000
   Notes payable, net of discount $0 (2005) and $570,000 (2004)                                        3,793,000          3,364,000
   Other current liabilities                                                                              36,000             36,000

                                                                                                  --------------     --------------
     Total Current Liabilities                                                                         6,362,000          5,617,000

Convertible notes, net of discount of $2,231,000 (2005) and $2,629,000 (2004)                            769,000            371,000
Notes payable to related parties                                                                         298,000            298,000
Capital leases: long term                                                                                 44,000             62,000

                                                                                                  --------------     --------------
TOTAL LIABILITIES                                                                                      7,473,000          6,348,000

COMMITMENTS & CONTINGENCIES                                                                                   --                 --

STOCKHOLDERS (DEFICIT)
   Class A voting preferred stock,$ .00001 par value, 2,500 shares
     authorized; 2,500 shares issued and outstanding (2005 and 2004)                                          --                 --
   Class B 8% preferred stock,$ .00001 par value, 1,150 shares
     authorized; none outstanding                                                                             --                 --
   Class C preferred stock,$ .00001 par value, 49,996,350 shares authorized;
     12,489 issued and outstanding in 2005 and 6,923 issued and outstanding in 2004                           --                 --
     6,000 shares of Series 7 have a liquidation preference of $6,000,000                                     --
   Common stock,$.00001 par value 1,950,000,000 shares authorized;
   259,669,000 (2005 and 2004) issued and outstanding                                                      3,000              3,000
   Additional paid in capital                                                                         60,602,000         60,602,000
   Deficit accumulated during development stage                                                      (66,133,000)       (61,241,000)
                                                                                                  --------------     --------------

   Total Stockholders (Deficit)                                                                       (5,528,000)          (636,000)
                                                                                                  --------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS (DEFICIT)                                                      $    1,945,000     $    5,712,000
                                                                                                  ==============     ==============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                     Cumulative
                                                                                                                     from MARCH 15,
                                                                                                                     1990
                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED             (Date of
                                                          JUNE 30,                          June 30,                 Inception) to
                                            ---------------------------------   ---------------------------------    June 30, 2005
                                                  2005              2004              2005             2004               2005
                                            ---------------   ---------------   ---------------   ---------------   ---------------
Revenues:                                   $         2,000   $        29,000   $         3,000   $        89,000   $     2,118,000

Expenses:
   Research and development                         251,000           287,000           473,000           629,000        14,015,000
   General and administrative                       670,000         1,228,000         1,650,000         2,481,000        22,747,000
   Writedown of inventory
      and intangibles                                    --                --                --                --         1,861,000
                                            ---------------   ---------------   ---------------   ---------------   ---------------
                                                    921,000         1,515,000         2,123,000         3,110,000        38,623,000
                                            ---------------   ---------------   ---------------   ---------------   ---------------

   Loss from Operations                            (919,000)       (1,486,000)       (2,120,000)       (3,021,000)      (36,505,000)
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Other Income(Expense) - Net:

   Interest Expense - Related Party                 (32,000)          (20,000)          (45,000)          (33,000)       (9,029,000)

   Interest Expense                                (543,000)         (627,000)       (1,301,000)       (1,093,000)      (12,140,000)

   Other(net)                                       (44,000)           (3,000)          (67,000)           (2,000)          130,000

   Gain from Sale of Affiliate's Stock            2,928,000                --         2,928,000                --         2,928,000

  Minority Interest Share of Net Loss                    --           468,000                --           468,000                --

   Share of Net Loss from Affiliate                (929,000)         (982,000)       (4,287,000)       (8,293,000)      (13,587,000)
                                            ---------------   ---------------   ---------------   ---------------   ---------------
                                                  1,380,000        (1,164,000)       (2,772,000)       (8,953,000)      (31,698,000)
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Net Income (Loss) before Income Taxes               461,000        (2,650,000)       (4,892,000)      (11,974,000)      (68,203,000)

Income Tax Benefit                                       --                --                --                --         2,070,000
                                            ---------------   ---------------   ---------------   ---------------   ---------------

   Net Income (Loss)                        $       461,000   $    (2,650,000)  $    (4,892,000)  $   (11,974,000)  $   (66,133,000)
                                            ===============   ===============   ===============   ===============   ===============

Basic income/(loss) per common share        $          0.00   $         (0.01)  $         (0.02)  $         (0.07)
                                            ===============   ===============   ===============   ===============

Diluted income/(loss) per common share      $          0.00   $         (0.01)  $         (0.02)  $         (0.07)
                                            ===============   ===============   ===============   ===============

Weighted average number of common shares
  outstanding - Basic                           259,668,718       245,513,697       259,668,718       179,578,689
                                            ===============   ===============   ===============   ===============

Weighted average number of common shares
  outstanding - Diluted                       1,163,146,132       245,513,697       259,668,718       179,578,689
                                            ===============   ===============   ===============   ===============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                   (UNAUDITED)

                                                                    Common Stock
                                                          --------------------------------      Unearned
                                                          Number of                           Compensation
                                                          Shares Issued     Par Value            Expense
                                                          --------------    --------------    --------------
Common stock  issued  to Dr.  Pandey  in
    1990 in exchange for equipment
    recorded at transferor's cost                                     --    $           --     $          --

Laboratory and research equipment
    contributed to capital by Dr. Pandey
    in 1990 and 1991                                                  --                --                --
Contribution to capital relating to unconsummated
    acquisition in 1992                                               --                --                --
Exchange of securities of newly formed parent for
    outstanding securities of entities owned by
    Dr. Pandey                                                     1,000                --                --
Initial public offering in 1995 at $5.00 per share,
    less related expenses                                          1,000                --                --
Stock options granted at exercise prices below market:
    1994                                                              --                --                --
    1995                                                              --                --                --
    1996                                                              --                --                --
    1997                                                              --                --                --
Private placements, less related expenses:
    In 1995 at $3.00 per share                                        --                --                --
    In 1996 at $3.00 per share, net of a
      related 66,000 shares  returned by
      Dr. Pandey                                                      --                --                --
    In 1997 at $0.05 per share                                    15,000                --                --
Stock issued  in 1996 at $0.38 per share
    upon  termination  of  agreement  to
    sell a minority interest in a
    subsidiary                                                        --                --                --
                                                          --------------    --------------    --------------

    Totals - Forward                                              17,000    $           --    $           --


                                                                              Deficit
                                                                             Accumulated
                                                            Additional          During             Total
                                                              Paid-in        Development       Stockholders'
                                                              Capital           Stage            [Deficit]
                                                          --------------    --------------    --------------
Common stock  issued  to Dr.  Pandey  in
    1990 in exchange for equipment
    recorded at transferor's cost                         $      125,000    $           --    $      125,000

Laboratory and research equipment
    contributed to capital by Dr. Pandey
    in 1990 and 1991                                             341,000                --           341,000
Contribution to capital relating to unconsummated
    acquisition in 1992                                           95,000                --            95,000
Exchange of securities of newly formed parent for
    outstanding securities of entities owned by
    Dr. Pandey                                                13,840,000                --        13,840,000
Initial public offering in 1995 at $5.00 per share,
    less related expenses                                      4,543,000                --         4,543,000
Stock options granted at exercise prices below market:
    1994                                                          51,000                --            51,000
    1995                                                       1,110,000                --         1,110,000
    1996                                                          18,000                --            18,000
    1997                                                          31,000                --            31,000
Private placements, less related expenses:
    In 1995 at $3.00 per share                                   389,000                --           389,000
    In 1996 at $3.00 per share, net of a
      related 66,000 shares  returned by
      Dr. Pandey                                                  53,000                --            53,000
    In 1997 at $0.05 per share                                 2,291,000                --         2,291,000
Stock issued  in 1996 at $0.38 per share
    upon  termination  of  agreement  to
    sell a minority interest in a
    subsidiary                                                   100,000                --           100,000
                                                          --------------    --------------    --------------
    Totals - Forward                                      $   22,987,000    $           --    $   22,987,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                  (UNAUDITED)

                                                                    Common Stock
                                                          --------------------------------      Unearned
                                                          Number of                           Compensation
                                                          Shares Issued     Par Value            Expense
                                                          --------------    --------------    --------------

    Totals - Forwarded                                            17,000    $           --    $           --


Conversion  of   preferred   stock  into
    common  stock at $1.25 to $1.75  per
    share less related costs:
    In 1996                                                        1,000                --                --
    In 1997                                                       15,000             1,000                --
Conversion of debt into common stock in 1996 at
    $0.25 per share                                                   --                --                --
Stock issued in settlement of a lawsuit in 1996 valued at
  $1.31 per share                                                     --                --                --
Conversion of Dr. Pandey's preferred stock and debt into
  common stock in 1997 at $0.0625 per share                        6,000                --                --
Other                                                                 --                --                --
Private placement at $0.05 per share                               4,000                --                --
Contribution to capital by stockholders of equity
    interest in Xechem India                                          --                --                --
Conversion of debt into common stock at
    $0.05 per share                                                3,000                --                --
Return of capital to David Blech or his designees                     --                --                --
Sale of common stock in 1999 pursuant to Blech
    agreement at $0.01 per share                                  15,000             1,000                --
Conversion of debt due related parties in 1999 at
    $0.01 per share                                               15,000                --                --
Stock issued to directors, employees and consultants
    in 1999 for services valued at $0.037 per share                4,000                --                --
Capital arising from issuance of Class C Stock (Note 7):
    Series 4                                                          --                --                --
    Series 5                                                          --                --
Net loss from inception to December 31, 1999                          --                --                --
                                                          --------------    --------------    --------------

    Balances At December 31, 1999 - Forward                       80,000    $        2,000    $           --


                                                                              Deficit
                                                                             Accumulated
                                                            Additional          During             Total
                                                              Paid-in        Development       Stockholders'
                                                              Capital           Stage            [Deficit]
                                                          --------------    --------------    --------------
    Totals - Forwarded                                     $   22,987,000    $           --    $   22,987,000


Conversion  of   preferred   stock  into
    common  stock at $1 25 to $1.75  per
    share less related costs:
    In 1996                                                     1,995,000                --         1,995,000
    In 1997                                                     2,131,000                --         2,132,000
Conversion of debt into common stock in 1996 at
    $0.25 per share                                               369,000                --           369,000
Stock issued in settlement of a lawsuit in 1996 valued at
  $1.31 per share                                                  33,000                --            33,000
Conversion of Dr. Pandey's preferred stock and debt into
  common stock in 1997 at $0.0625 per share                     1,214,000                --         1,214,000
Other                                                              16,000                --            16,000
Private placement at $0.05 per share                              559,000                --           559,000
Contribution to capital by stockholders of equity
    interest in Xechem India                                       79,000                --            79,000
Conversion of debt into common stock at
    $0.05 per share                                               440,000                --           440,000
Return of capital to David Blech or his designees                (261,000)               --          (261,000)
Sale of common stock in 1999 pursuant to Blech
    agreement at $0.01 per share                                  444,000                --           445,000
Conversion of debt due related parties in 1999 at
    $0.01 per share                                               360,000                --           360,000
Stock issued to directors, employees and consultants
    in 1999 for services valued at $0.037 per share               410,000                --           410,000
Capital arising from issuance of Class C Stock (Note 7):
    Series 4                                                      400,000                --           400,000
    Series 5                                                    1,564,000                           1,564,000
Net loss from inception to December 31, 1999                           --       (32,493,000)      (32,493,000)
                                                           --------------    --------------    --------------

    Balances At December 31, 1999 - Forward                $   32,740,000    $  (32,493,000)   $      249,000


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                   (UNAUDITED)

                                                                    Common Stock
                                                          --------------------------------      Unearned
                                                          Number of                           Compensation
                                                          Shares Issued     Par Value            Expense
                                                          --------------    --------------    --------------

    Balances At December 31, 1999 - Forwarded                     80,000    $        2,000    $           --
Stock options exercised at $.01 per share                             --                --                --
Issuance of 1,500,000 options at $.01 per share
    with a FMV of $ .06 per share for services rendered               --                --                --
Conversion of Class C preferred stock to common
    Stock                                                         27,000             1,000                --
Conversion of debt to Stock of Common Stock
    at $0.01 per share                                             5,000                --                --
Private placement of Stock of Common Stock
    at $0.08 per share                                                --                --                --
Issuance of Common Stock at $0.096 per share
    for services rendered                                          1,000                --                --
Stock options exercised at $.01 per share with a
    FMV of $0.076 per share                                           --                --                --
Conversion of debt to Stock of Common Stock
    at $0.01 per share                                             1,000                --                --
Stock options exercised at $.01 per share                             --                --                --
Beneficial Conversion feature of notes payable                        --                --                --
Charge to operations resulting from Options
    granted to Directors, Consultants and Employees                   --                --                --
Unearned Stock Compensation Expense Related to
  Options granted to Directors, Consultants
    and Employees                                                     --                --          (406,000)
Increase in Equity Interest in Xechem India                           --                --                --
Net loss for year ended December 31, 2000                             --                --                --
                                                          --------------    --------------    --------------
    Balances At December 31, 2000 - Forward                      114,000    $        3,000    $     (406,000)


                                                                              Deficit
                                                                             Accumulated
                                                            Additional          During             Total
                                                              Paid-in        Development       Stockholders'
                                                              Capital           Stage            [Deficit]
                                                          --------------    --------------    --------------
    Balances At December 31, 1999 - Forwarded             $   32,740,000    $  (32,493,000)   $      249,000
Stock options exercised at $.01 per share                          4,000                --             4,000
Issuance of 1,500,000 options at $.01 per share
    with a FMV of $ .06 per share for services rendered           75,000                --            75,000
Conversion of Class C preferred stock to common
    Stock                                                         (1,000)               --                --
Conversion of debt to Stock of Common Stock
    at $0.01 per share                                           164,000                --           164,000
Private placement of Stock of Common Stock
    at $0.08 per share                                            80,000                --            80,000
Issuance of Common Stock at $0.096 per share
    for services rendered                                        107,000                --           107,000
Stock options exercised at $.01 per share with a
    FMV of $0.076 per share                                        5,000                --             5,000
Conversion of debt to Stock of Common Stock
    at $0.01 per share                                            22,000                --            22,000
Stock options exercised at $.01 per share                          1,000                --             1,000
Beneficial Conversion feature of notes payable                   286,000                --           286,000
Charge to operations resulting from Options
    granted to Directors, Consultants and Employees              192,000                --           192,000
Unearned Stock Compensation Expense Related to
  Options granted to Directors, Consultants
    and Employees                                                406,000                --                --
Increase in Equity Interest in Xechem India                       19,000                --            19,000
Net loss for year ended December 31, 2000                             --        (1,971,000)       (1,971,000)
                                                          --------------    --------------    --------------
    Balances At December 31, 2000 - Forward               $   34,100,000    $  (34,464,000)   $     (767,000)


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                   (UNAUDITED)

                                                                    Common Stock
                                                          --------------------------------      Unearned
                                                          Number of                           Compensation
                                                          Shares Issued     Par Value            Expense
                                                          --------------    --------------    --------------
Balances At December 31, 2000 - Forwarded                        114,000    $        3,000    $     (406,000)

Stock issued for services rendered                                 2,000                --                --
Amortization of unearned stock compensation                           --                --           197,000
Stock options exercised at $.01 per share                             --                --                --
Beneficial Conversion feature of notes payable                        --                --                --
Unearned Stock Compensation Expense Related to
    Options granted to Directors and Employees                        --                --           (75,000)
Stock Options Granted to Consultants                                  --                --                --
Stock issued for cancellation of indebtedness                      1,000                --                --
Stock issued upon conversion of debentures                         9,000             1,000                --
Net loss for year ended December 31, 2001                             --                --                --
                                                          --------------    --------------    --------------

    Balances At December 31, 2001                                126,000             4,000          (284,000)

Stock issued upon conversion of debentures
    at $.001 per share                                            44,000             1,000                --
Stock issued for services rendered
    at $.007 per share                                                --                --                --
Amortization of unearned stock compensation                           --                --            45,000
Beneficial conversion feature of notes payable
Stock issued upon conversion of debentures
    at $.001 per share                                            20,000             1,000                --
Amortization of unearned stock compensation                           --                --            44,000
Stock options issued at $.006/share:
    16,000,000 options                                                --                --          (160,000)
Amortization of stock options compensatory
    charge over service period                                        --                --            40,000
Stock options exercised at $.006/share                             2,000                --                --
                                                          --------------    --------------    --------------
Totals - Forward                                                 192,000    $        6,000    $     (315,000)


                                                                              Deficit
                                                                             Accumulated
                                                            Additional          During             Total
                                                              Paid-in        Development       Stockholders'
                                                              Capital           Stage            [Deficit]
                                                          --------------    --------------    --------------
Balances At December 31, 2000 - Forwarded                 $   34,100,000    $  (34,464,000)   $     (767,000)

Stock issued for services rendered                                68,000                --            68,000
Amortization of unearned stock compensation                           --                --           197,000
Stock options exercised at $.01 per share                          6,000                --             6,000
Beneficial Conversion feature of notes payable                   216,000                --           216,000
Unearned Stock Compensation Expense Related to
    Options granted to Directors and Employees                    76,000                --             1,000
Stock Options Granted to Consultants                              16,000                --            16,000
Stock issued for cancellation of indebtedness                     15,000                --            15,000
Stock issued upon conversion of debentures                        68,000                --            69,000
Net loss for year ended December 31, 2001                             --        (1,744,000)       (1,744,000)
                                                          --------------    --------------    --------------

    Balances At December 31, 2001                             34,565,000       (36,208,000)       (1,923,000)

Stock issued upon conversion of debentures
    at $.001 per share                                           188,000                --           189,000
Stock issued for services rendered
    at $.007 per share                                            10,000                --            10,000
Amortization of unearned stock compensation                           --                --            45,000
Beneficial conversion feature of notes payable                    52,000                --            52,000
Stock issued upon conversion of debentures
    at $.001 per share                                            74,000                --            75,000
Amortization of unearned stock compensation                           --                --            44,000
Stock options issued at $.006/share:
    16,000,000 options                                           160,000                --                --
Amortization of stock options compensatory
    charge over service period                                        --                --            40,000
Stock options exercised at $.006/share                            30,000                --            30,000
                                                          --------------    --------------    --------------
Totals - Forward                                          $   35,079,000    $  (36,208,000)   $   (1,438,000)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                   (UNAUDITED)

                                                                    Common Stock
                                                          --------------------------------      Unearned
                                                          Number of                           Compensation
                                                          Shares Issued     Par Value            Expense
                                                          --------------    --------------    --------------
    Totals - Forwarded                                           192,000    $        6,000    $     (315,000)


Beneficial conversion feature of debentures                           --                --                --
Record value of warrants issued                                       --                --                --
Beneficial conversion feature of notes payable                        --                --                --
Stock issued upon conversion of debentures
    at $.001 per share                                            95,000             3,000                --
Stock issued for services rendered
    at $.003 per share                                             7,000                --                --
Amortization of unearned stock compensation                           --                --            45,000
Amortization of beneficial conversion feature
    of notes payable                                                  --                --                --
Amortization of stock options compensatory
    charge over service period                                        --                --            40,000
Stock issued upon conversion of debentures
    at $.0005 per share                                          362,000            11,000                --
Stock issued for services rendered
    at $.0007 per share                                            3,000                --                --
Amortization of unearned stock compensation                           --                --            32,000
Amortization of beneficial conversion feature
    of notes payable                                                  --                --                --
Amortization of stock options compensatory
    charge over service period                                        --                --            40,000
Finders fee for convertible debt issuance                             --                --                --
Record debt discount on notes and debentures                          --                --                --
Cost incurred with stock options issued for service                   --                --                --

Net loss for the year ended December 31, 2002                         --                --                --
                                                          --------------    --------------    --------------
    Balances At December 31, 2002 - Forward                      659,000    $       20,000    $     (158,000)


                                                                              Deficit
                                                                             Accumulated
                                                            Additional          During             Total
                                                              Paid-in        Development       Stockholders'
                                                              Capital           Stage            [Deficit]
                                                          --------------    --------------    --------------

    Totals - Forwarded                                    $   35,079,000    $  (36,208,000)   $   (1,438,000)

Beneficial conversion feature of debentures                      148,000                --           148,000
Record value of warrants issued                                  272,000                --           272,000
Beneficial conversion feature of notes payable                    35,000                --            35,000
Stock issued upon conversion of debentures
    at $.001 per share                                           318,000                --           321,000
Stock issued for services rendered
    at $.003 per share                                            60,000                --            60,000
Amortization of unearned stock compensation                           --                --            45,000
Amortization of beneficial conversion feature
    of notes payable                                             104,000                --           104,000
Amortization of stock options compensatory
    charge over service period                                        --                --            40,000
Stock issued upon conversion of debentures
    at $.0005 per share                                          533,000                --           544,000
Stock issued for services rendered
    at $.0007 per share                                            7,000                --             7,000
Amortization of unearned stock compensation                           --                --            32,000
Amortization of beneficial conversion feature
    of notes payable                                             662,000                --           662,000
Amortization of stock options compensatory
    charge over service period                                        --                --            40,000
Finders fee for convertible debt issuance                       (130,000)               --          (130,000)
Record debt discount on notes and debentures                   1,068,000                --         1,068,000
Cost incurred with stock options issued for service               18,000                --            18,000
Net loss for the year ended December 31, 2002                         --        (3,599,000)       (3,599,000)
                                                          --------------    --------------    --------------
    Balances At December 31, 2002 - Forward               $   38,174,000    $  (39,807,000)   $   (1,771,000)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                   (UNAUDITED)

                                                                    Common Stock
                                                          --------------------------------      Unearned
                                                          Number of                           Compensation
                                                          Shares Issued     Par Value            Expense
                                                          --------------    --------------    --------------
Balances At December 31, 2002 - Forwarded                        659,000    $       20,000    $     (158,000)

Effect of Reverse Stock Split                                         --           (19,000)               --
Stock issued upon conversion of notes at an average of
    $.0002 per share                                             422,000                --                --
Stock issued upon conversion of notes at an average
    of $.00006 per share                                         972,000                --                --
Stock issued upon conversion of notes & debentures
    at $.000025 per share                                      1,091,000                --                --
Stock issued upon conversion of notes at an average
    of $.06 per share                                            789,000                --                --
Stock issued upon conversion of notes at an average
    of $.055 per share                                            63,000                --                --
Stock issued upon conversion of notes at an average
    of $.03 per share                                         10,673,000                --                --
Stock issued upon conversion of notes at an average
    of $.0025 per share                                       49,571,000                --                --
Amortization of unearned stock compensation                           --                --           158,000
Fair value of Stock to be issued in conjunction
    with loans                                                        --                --                --
Fair value of Stock to be issued in conjunction
    with consulting                                                   --                --                --
Issuance of warrants                                                  --                --                --
Beneficial conversion feature of loans                                --                --                --
Net loss for the year ended December 31, 2003                         --                --                --
                                                          --------------    --------------    --------------
Balances At December 31, 2003 - Forward                       64,240,000    $        1,000    $           --


                                                                              Deficit
                                                                             Accumulated
                                                            Additional          During             Total
                                                              Paid-in        Development       Stockholders'
                                                              Capital           Stage            [Deficit]
                                                          --------------    --------------    --------------
Balances At December 31, 2002 - Forwarded                 $   38,174,000    $  (39,807,000)   $   (1,771,000)

Effect of Reverse Stock Split                                     19,000                --                --
Stock issued upon conversion of notes at an average of
    $.0002 per share                                             254,000                --           254,000
Stock issued upon conversion of notes at an average
    of $.00006 per share                                         171,000                --           171,000
Stock issued upon conversion of notes & debentures
    at $.000025 per share                                         84,000                --            84,000
Stock issued upon conversion of notes at an average
    of $.06 per share                                             47,000                --            47,000
Stock issued upon conversion of notes at an average
    of $.055 per share                                             3,000                --             3,000
Stock issued upon conversion of notes at an average
    of $.03 per share                                            320,000                --           320,000
Stock issued upon conversion of notes at an average
    of $.0025 per share                                          125,000                --           125,000
Amortization of unearned stock compensation                           --                --           158,000
Fair value of Stock to be issued in conjunction
    with loans                                                    78,000                --            78,000
Fair value of Stock to be issued in conjunction
    with consulting                                               25,000                --            25,000
Issuance of warrants                                           2,647,000                --         2,647,000
Beneficial conversion feature of loans                            70,000                --            70,000
Net loss for the year ended December 31, 2003                         --        (3,828,000)       (3,828,000)
                                                          --------------    --------------    --------------
Balances At December 31, 2003 - Forward                   $   42,017,000    $  (43,635,000)   $   (1,617,000)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                   (UNAUDITED)

                                                                    Common Stock
                                                          --------------------------------      Unearned
                                                          Number of                           Compensation
                                                          Shares Issued     Par Value            Expense
                                                          --------------    --------------    --------------

Balances At December 31, 2003 - Forwarded                     64,240,000    $        1,000    $           --

During the 1st quarter of 2004, Stock issued upon
    conversion of notes at an average of $.0025
    per share                                                185,886,000             2,000                --
In March 2004 Stock issued pursuant to private
    placement for cash at $.07 per share                       9,143,000                --                --
In March 2004 Stock issued for services rendered
    at an average of $.12 per share                              200,000                --                --
In January 2004 Stock issued for services rendered
    and charged in prior year                                    200,000                --                --
Stock of Preferred Class C issued for Ceptor
    purchase                                                          --                --                --
Beneficial conversion feature of loan                                 --                --                --
Capitalization of deferred finance charges                            --                --                --
Stock sale by CepTor                                                  --                --                --
Net loss for the year ended December 31, 2004                         --                --                --
                                                          --------------    --------------    --------------

Balances At December 31, 2004                                259,669,000    $        3,000    $           --

Net loss for the 6 months ended June 30, 2005                         --                --                --
                                                          --------------    --------------    --------------

Balances At June 30, 2005                                    259,669,000    $        3,000    $           --
                                                          ==============    ==============    ==============


                                                                              Deficit
                                                                             Accumulated
                                                            Additional          During             Total
                                                              Paid-in        Development       Stockholders'
                                                              Capital           Stage            [Deficit]
                                                          --------------    --------------    --------------
Balances At December 31, 2003 - Forwarded                 $   42,017,000    $  (43,635,000)   $   (1,617,000)

During the 1st quarter of 2004, Stock issued upon
    conversion of notes at an average of $.0025
    per share                                                    461,000                --           463,000
In March 2004 Stock issued pursuant to private
    placement for cash at $.07 per share                         640,000                --           640,000
In March 2004 Stock issued for services rendered
    at an average of $.12 per share                               24,000                --            24,000
In January 2004 Stock issued for services rendered
    and charged in prior year                                         --                --                --
Stock of Preferred Class C issued for Ceptor
    purchase                                                   4,760,000                --         4,760,000
Beneficial conversion feature of loan                          1,500,000                --         1,500,000
Capitalization of deferred finance charges                     2,065,000                --         2,065,000
Stock sale by CepTor                                           9,135,000                --         9,135,000
Net loss for the year ended December 31, 2004                         --       (17,606,000)      (17,606,000)
                                                          --------------    --------------    --------------

Balances At December 31, 2004                             $   60,602,000    $  (61,241,000)   $     (636,000)

Net loss for the 6 months ended June 30, 2005                         --        (4,892,000)       (4,892,000)
                                                          --------------    --------------    --------------

Balances At June 30, 2005                                 $   60,602,000    $  (66,133,000)   $   (5,528,000)
                                                          ==============    ==============    ==============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                       Cumulative
                                                                                                                           from
                                                                                                                       March 15,
                                                                                                                         1990
                                                                                                                       (date of
                                                                                                                       inception)
                                                                                       Six Months ended June 30,       to June 30,
                                                                                   ------------------------------      ------------
                                                                                        2005              2004             2005
                                                                                   ------------      ------------      ------------
Cash flows from operating activities:
    Net loss                                                                       $ (4,892,000)     $(11,974,000)     $(66,133,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Minority Interest Share of Net Loss                                                    --          (468,000)               --
      Share of Net loss from unconsolidated affiliate                                 4,287,000                --        13,587,000
      Depreciation                                                                       51,000            58,000         1,328,000
      Amortization                                                                       34,000            35,000           979,000
      Amortization of debt discount and beneficial
           conversion features                                                          969,000           215,000         4,439,000
      Amortization of warrants issued                                                        --                --           215,000
      Value o f stock and stock options issued                                               --         2,107,000           160,000
      Unearned compensation                                                                  --                --           284,000
      Interest and compensation expense in connection
        with issuance of equity securities                                                   --           928,000        18,902,000
      Write down of inventories                                                              --                --         1,344,000
      Write down of patents                                                                  --                --           517,000
      Write-off of acquired research and development costs                                   --                --                --
      Loss on investment in related party                                                    --         5,034,000            89,000
     Amortization of deferred consulting charge                                              --           665,000         1,330,000
     Gain from Sale of Affilate's Stock                                              (2,928,000)                         (2,928,000)

    Changes in operating assets and liabilities (Increase) decrease in:
        Accounts receivable                                                              (3,000)          (35,000)          (44,000)
        Inventories                                                                          --                --        (1,339,000)
        Prepaid expenses and other current assets                                      (140,000)           17,000          (105,000)
        Other                                                                                --                --           (20,000)
      Increase (decrease) in:
        Accounts payable                                                                199,000            63,000           575,000
        Other current liabilities                                                            --                --           (35,000)
        Accrued expenses                                                               (110,000)           68,000         1,203,000
                                                                                   ------------      ------------      ------------
Net cash flows (used in) operating activities                                        (2,533,000)       (3,287,000)      (25,652,000)
                                                                                   ------------      ------------      ------------
Cash flows from (used in) investing activities:
    Patent issuance costs                                                                    --                --          (548,000)
    Cash acquired in acquisition                                                                           18,000                --
    Purchases of equipment and leasehold improvements                                  (668,000)         (110,000)       (2,832,000)
    Return of Investment in unconsolidated affiliate                                  3,225,000                --         3,669,000
    Other                                                                              (200,000)          (19,000)         (208,000)
                                                                                   ------------      ------------      ------------
Net cash flows from (used in) investing activities:                                   2,357,000          (111,000)           81,000
                                                                                   ------------      ------------      ------------

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                                                                                       Cumulative
                                                                                                                           from
                                                                                                                       March 15,
                                                                                                                         1990
                                                                                                                       (date of
                                                                                                                       inception)
                                                                                       Six Months ended June 30,       to June 30,
                                                                                   ------------------------------      ------------
                                                                                        2005              2004             2005
                                                                                   ------------      ------------      ------------
Net cash flows (used in) operating activities -
    Forwarded                                                                        (2,533,000)       (3,287,000)      (25,652,000)
                                                                                   ------------      ------------      ------------

Net cash flows (used in) investing activities -
    Forwarded                                                                         2,357,000          (111,000)           81,000
                                                                                   ------------      ------------      ------------

Cash flows from (used in) financing activities:
    Proceeds from related party loans                                                   185,000                --         2,382,000
    Proceeds from notes payable and convertible notes                                 1,568,000         4,050,000        10,191,000
    Proceeds from short term loans                                                       40,000                --         4,206,000
    Capital contribution                                                                     --                --            95,000
    Net payments on capital leases                                                      (18,000)          (11,000)          (61,000)
    Payments on interim loans                                                                --          (200,000)         (808,000)
    Payments on notes payable - others                                               (1,709,000)          (55,000)       (2,343,000)
    Payments on stockholder loans                                                            --          (113,000)         (773,000)
    Proceeds from issuance of capital stock                                                  --           640,000        12,914,000
                                                                                   ------------      ------------      ------------

    Net cash flows from financing activities:                                            66,000         4,311,000        25,803,000
                                                                                   ------------      ------------      ------------

    Net change in cash                                                                 (110,000)          913,000           232,000
Cash, beginning of periods                                                              342,000           580,000                --
                                                                                   ------------      ------------      ------------
Cash, end of periods                                                               $    232,000      $  1,493,000      $    232,000
                                                                                   ============      ============      ============

Supplemental disclosures of cash flow information: Cash paid during the periods  for:

      Interest paid - related party                                                $     35,000      $     26,000      $    363,000
      Interest paid - other                                                        $    546,000      $         --      $    725,000
      Taxes                                                                        $         --      $         --      $         --

Supplemental disclosures of Non-cash financing and investing activities in 2005 and 2004:

   Net assets of Xechem India contributed to capital and
    minority interest                                                              $         --      $         --      $    118,000
   Liabilities exchanged for preferred and common stock                            $         --      $         --      $  1,270,000
   Equipment purchased through financing                                           $         --      $         --      $    134,000
   Securities issued as payment on related party note                              $         --      $         --      $     20,000
   Common stock  issued upon conversion of debentures, notes
       and related accrued interest                                                          --           463,000      $  1,600,000
  Convertible notes refinanced by notes payable                                    $         --      $         --      $    367,000
   Warrants Issued                                                                           --                --           193,000
   Warrants Issued for services                                                              --                --         1,330,000
   Warrants issued in conjunction with financing agreement                                   --            66,000            66,000
   Beneficial Conversion Features to financing agreements                          $    590,000      $  1,500,000      $  4,502,000
   Common stock of subsidiary issued in conjunction with
      financing agreement                                                          $         --      $    929,000      $ 16,662,000
   Preferred Stock issued in Ceptor acquisition                                    $         --      $  4,760,000      $  4,760,000
  Assets acquired & Liabilities assumed in Asset acquisition:
       Long Term Debt                                                              $         --      $    275,000      $    275,000
       Prepaid Expenses                                                            $         --      $     18,000      $     18,000
       Accrued Expenses                                                            $         --      $     36,000      $     36,000


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]


[1]   Significant Accounting Policies

The accompanying consolidated financial statements have been prepared assuming Xechem International, Inc. and its subsidiaries Xechem, Inc., Xechem Laboratories, Inc., XetaPharm, Inc., Xechem (India) Pvt. Ltd., and Xechem Pharmaceuticals Nigeria Ltd. will continue as a going concern. We have suffered recurring losses from operations and have a net working capital deficiency that raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Significant accounting policies and other matters relating to us and our wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc., XetaPharm, Inc, Xechem (India) Pvt. Ltd., and Xechem Pharmaceuticals Nigeria Ltd. are set forth in the financial statements for and as of the year ended December 31, 2004 included in our Form 10-KSB, as filed with the Securities and Exchange Commission.

Sale of Affiliate's Stock: The Company follows on accounting policy of recognizing income on sales of stock by its equity investment.


[2]   Basis of Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary to make the interim financials not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-KSB for the year ended December 31, 2004. The results of operations for the three and six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for a full year.

For the three and six months ended June 30, 2004, the operations of CepTor Corp. have been reflected as an affiliate in the comparative financial statements to conform to the current year's presentation.

As a result of our net losses through December 31, 2004 and accumulated deficit since inception, our auditors, in their report on our financial statements for the year ended December 31, 2004 , included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of June 30, 2005.

At present, substantially all of the resources and attention of the Company are being directed toward efforts to launch its drug NICOSAN(TM)/HEMOXIN(TM) (formerly named NIPRISAN), which has shown efficacy in the treatment of Sickle Cell Disease. Xechem plans to launch the drug in Nigeria through its majority owned subsidiary, Xechem Pharmaceuticals Nigeria Ltd in Nigeria, which is in the process of constructing a manufacturing facility on the outskirts of Abuja, Nigeria to produce the drug. At the same time, the Company plans to embark upon the stringent U.S. FDA approval process, which includes conducting pre-clinical and clinical trials in the United States in anticipation of the sale of the drug in this country. Substantial cash expenditures over a considerable period of time will be required to successfully launch NICOSAN(TM)/HEMOXIN(TM) and fund the cost of the clinical trials, and the Company is in the process of identifying potential sources of financing, including loans and equity infusions, that will allow it to accomplish these objectives. There can be no assurance that the necessary funds will be obtained or that the drug will be successfully launched in Nigeria or the United States.

A small portion of the costs related to the NICOSAN(TM)/HEMOXIN(TM) project were funded through cash realized from two recent financing agreements entered into by the Company:

(1) On June 17, 2005, we entered into a Securities Purchase Agreement with CepTor (the "Securities Purchase Agreement"). The Agreement provided for, among other things: (1) redemption/purchase of 2,886,563 shares of CepTor common stock from Xechem, at $0.80 per share for an aggregate purchase price of $2,309,250.40; (2) the surrender by William Pursley (the former President of Xechem and current Chairman and CEO of CepTor) of the William Pursley stock option to purchase 43,000,000 shares of Xechem's common stock; (3) restriction on sale of Xechem's remaining 500,000 shares (the "Remaining CepTor Shares"); and (4) termination of the CepTor Agreement, the First Amendment and the Second Amendment. The $2,309,250.40 in share sale proceeds have been used to retire Company debt, make debt interest payments and for working capital purposes.

Pursuant to the Securities Purchase Agreement, Xechem agrees that it shall only sell the remaining CepTor Shares, which have been registered pursuant to CepTor's registration statement on Form SB-2, in such quantities as would be applicable if subject to the volume restrictions of Rule 144; if not registered, then such shares could be sold pursuant to Rule 144 once eligible for such sale.

(2) In the first quarter of 2005, we entered into a series of bridge loan financing ("BLF") agreements wherein investors (including Chassman) infused approximately $1,567,639 into the company on the terms and conditions as set forth therein. Investors purchased approximately 1,568 units. Each such unit was comprised of $1,000 principal amount of secured convertible promissory notes and five year warrants to purchase approximately 33,333.33 shares of common stock, par value $0.00001 per share, at $0.015 per share per unit (for a total of approximately 52,266,661 shares for 1,568 units). The subscription purchase price was $1,000 per unit. The Secured Promissory Note bore a simple interest of ten percent (10%) per annum and was due December 31, 2005, subject to extensions, as described below. The Secured Promissiory Notes were convertible into approximately 104,509,259 shares of common stock. The Secured Promissory Notes were secured by our ownership of 3,386,563 shares of common stock of CepTor Corporation, a former wholly-owned subsidiary of ours.

On June 17, 2005 CepTor purchased/redeemed 2,886,563 of CepTor common stock from Xechem, at $0.80 per share for an aggregate purchase price of $2,309,250. Xechem used a portion of the proceeds ($1,616,171) to pay and satisfy in full the principal ($1,567,639) and interest ($48,532) due under the Bridge Notes. The Bridge Notes and the Stock Pledge and Escrow Agreement were terminated as part of the repayment. Chassman and the remaining bridge lenders continue to hold warrants to purchase 52,254,600 shares of common stock pursuant to the bridge loan financing.

We have agreed to use our best efforts to file a registration statement to register the shares of common stock underlying the warrants soon as possible and within 90 days of the date of the agreement. There is no penalty should Xechem fail to file a registration statement within 90 days.

(3) Pursuant to the BLF described in item 2 above, Chassman extended the maturity of the debt currently due to her (approximately $2,650,000 plus accrued interest) to December 31, 2006. The debt is convertible into Company common stock at $.015 per share conversion price, provided that no conversion may be effected prior to May 1, 2005, and, provided further, no conversion may be effected if it will result in Chassman's ownership of 5% or more of the Company's outstanding common stock. In addition, the vested portion of the 30,000,000 warrants related to Chassman's prior funding of the Company (approximately 14,000,000 warrants) will be issued immediately, in tranches dated to coincide with the prior funding by Chassman. The warrants contain a cashless exercise period and are subject to a limitation on exercise that after giving effect to any exercise Chassman shall not own 5% or more of the Company's outstanding common stock. The unvested portion of the 30,000,000 warrants were cancelled.

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

(4) Xechem Nigeria is in negotiations with UPS Capital Business Credit to obtain financing in the sum of $8,445,338 for our pharmaceutical project in Nigeria. The loan facility proposal is being processed under the Loan Guarantee Program of the Export-Import Bank of the United States ("Ex-Im Bank"). Financialbridge, Inc. has been engaged as financial consultants to facilitate the consummation of the Ex-Im Bank loan. In October 2004, Ex-Im Bank issued to Xechem Nigeria a Letter of Interest expressing its support for the proposed loan, subject to, among other things, the procurement by Xechem Nigeria of a suitable Nigerian bank guarantee in the amount of the proposed loan from an identified Nigeria-based bank. That Letter of Interest is scheduled to expire in October 2005, pursuant to an extension.

City Express Bank Plc., a Nigeria-based bank, has expressed its intent to provide the Nigerian bank guarantee required by UPS Capital and Ex-Im Bank. In order for City Bank to receive approval to provide the Nigerian bank guarantee, however, it must provide certain documentation and information including City Express' plan to raise its capital base to 25 billion Nigerian Naira (approximately $185 million U.S.), as required by the Central Bank of Nigeria. This documentation and related information to be provided by City Express is subject to review and approval by UPS Capital. If UPS Capital completes its due diligence review of City Express to its satisfaction, a formal request will be submitted by UPS Capital to Ex-Im Bank for the credit guarantee approval. If Ex-Im Bank provides the loan guarantee, UPS Capital will be authorized to disburse the funds to us.

As of June 30, 2005, City Express has not provided the requested documentation, including the required plan to raise its capital base to 25 billion Nigerian Naira, to UPS Capital or Ex-Im Bank, and it is not known if or when City Express will meet the required capital threshold to provide the necessary documentation. Until this City Express capitalization plan and remaining outstanding due diligence information are provided to UPS Capital, UPS Capital cannot complete its review and cannot grant approval of the underwriting of the loan to us. Subsequently, Central Bank of Nigeria must approve documents presented by City Express which will be forwarded to UPS Capital for underwriting and loan approval before submission to Ex-Im Bank.

Xechem has identified a second financial institution in Nigeria as a possible alternative to provide the required guarantee. Advanced discussions are now taking place with at least one such institution and we are hopeful of completing those discussions, obtaining the guarantee and forwarding all necessary documentation to UPS Capital in the near-term. Should that occur and the loan be processed and made available to Xechem Nigeria, the funds would be used, in part to reimburse Xechem for funds advanced to Xechem Nigeria in connection with the Nigerian project and in part to defray the ongoing costs associated with the completion of the project, all as and to the extent consistent with the Ex-Im Bank parameters. Should the loan not be consummated for any reason, Xechem will look to other sources of public and private funds to replace those that otherwise would have come from Ex-Im. Xechem cannot predict the likelihood of the Ex-Im Bank loan being consummated or of its ability to identify alternative sources of funds should the loan fail to materialize.

We have financed research and development activities principally through capital contributions and loans made by our stockholders, other investors, banks, and through funds received from the sale of State of New Jersey NOL's (net operating losses) through the New Jersey State Tax Credit Transfer program.

We are in the process of finalizing testing and formulation of NICOSAN(TM)/HEMOXIN(TM), a drug used for the treatment of sickle cell disease. We hope to commence the commercial launch of the drug in Nigeria by late 2005 or early 2006, and to begin the pre-clinical and clinical trials for the drug as required for U.S. FDA approval in the United States. We commenced construction of our own manufacturing facility in Nigeria in 2004, with plans to begin production in 2005 or 2006 and for sales to begin in Nigeria in early 2006.

Expenses have increased for 2005 and will increase in 2006 with our proposed launching of NICOSAN(TM) in Nigeria and the clinical testing and trials of HEMOXIN(TM) in the United States. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

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

      We have issued, and plan to continue issuing equity securities, where possible, to obtain services, without expending cash. We also plan to continue generating cash from the sale of our New Jersey net operating losses.

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


[4] Investments in Unconsolidated Affiliates

In January 2004, we issued 6,000 Class C Series 7 Preferred Stock to the former shareholders of CepTor Corporation in connection with the merger of CepTor Corporation into a wholly-owned subsidiary of the Company.

In December 2004 through a series of mergers, CepTor Corporation emerged as a stand alone, independent company, and we owned 3,898,213 shares of common stock or 51.3% of CepTor. Under terms of the CepTor Agreement, we had previously sold back to CepTor 511,650 shares cumulatively for $1,279,125 (366,580 shares or $916,450 of which was sold in the 1st quarter of 2005). On June 17, 2005, we entered into a Securities Purchase Agreement with CepTor Corporation (the "Securities Purchase Agreement"). The Agreement provided for, among other things: (1) redemption/purchase of 2,886,563 shares of CepTor common stock from Xechem, at $0.80 per share for an aggregate purchase price of $2,309,250; (2) the surrender by William Pursley (the former President of Xechem and current Chairman and CEO of CepTor) of the William Pursley stock option to purchase 43,000,000 shares of Xechem's common stock; (3) restriction on sale of Xechem's remaining 500,000 shares; and (4) termination of the CepTor Agreement, the First Amendment and the Second Amendment. Pursuant to the Securities Purchase Agreement, Xechem agrees that it shall only sell the remaining CepTor shares, which are being registered pursuant to CepTor's registration statement on Form SB-2, in such quantities as would be applicable if subject to the volume restrictions of Rule 144. On January 1, 2005, we owned 3,898,213 shares of common stock or 51.3% of CepTor, which was reduced to 3,386,563 shares of common stock or approximately 29.4% of CepTor by the end of first quarter 2005. On June 20th, 2005 we sold additional 2,886,563 shares of common stock of CepTor that reduced our ownership to 500,00 shares of common stock or approximately 4% of CepTor and switched from equity to cost method of accounting. At June 30,2005, we own 500,000 shares of CepTor stock or approximately 4.0% issued and outstanding shares of common stock (See Note 2).

The Company's investment balance in CepTor, under the equity method, is presented in the following table:

                                             June 30,       December 31,
                                               2005             2004
                                           ------------     ------------

Total Investment at inception              $  4,760,000     $  4,760,000
Capital contributed thru sale of CepTor       9,135,000        9,135,000
Return of capital                            (3,236,000)         (12,000)
Gain on Sale of CepTor stock                 (2,928,000)              --
Cumulative equity method loss               (13,587,000)      (9,300,000)
                                           ------------     ------------
   Equity method investment balance          $    - 0 -     $  4,583,000
                                           ============     ============


The following amounts represent certain operating data of the Company's 4.0% owned investment in CepTor Corporation and is accounted for in the equity method and not consolidated for financial reporting purposes (See Note 2):

                              Six months ended
                               June 30, 2005
                              ----------------

Revenues                      $             --
Research & Development               2,780,000
General and Administrative           1,252,000
Other Operating Expenses               859,000
                              ----------------
Net Loss                            (4,891,000)
                              ----------------
Net Loss Available            $    (14,056,000)
                              ================


The following amounts are from the balance sheet of the Company's 4.0% interest in CepTor Corporation:

                                                As of              As of
                                            June 30, 2005    December 31, 2004
                                            -------------    -----------------

Current Assets                              $   2,517,000    $       1,439,000
Non-Current Assets                                 79,000               79,000
                                            -------------    -----------------
Total Assets                                $   2,596,000    $       1,518,000
                                            =============    =================


Current Liabilities                         $     914,000    $       2,010,000
Non-Current Liabilities                           158,000               57,000
Share Holder's Equity                           1,524,000             (549,000)
                                            -------------    -----------------
Total Liabilities & Shareholder's Equity    $   2,596,000    $       1,518,000
                                            =============    =================


[5] Convertible Notes

Convertible notes consists of the following:

                                   June 30,     December 31,
                                     2005           2004
                                  ----------    ------------

Unsecured Convertible Notes       $3,000,000    $  3,000,000
Less Unamortized Debt Discount     2,231,000       2,629,000
                                  ----------    ------------
     Convertible Notes            $  769,000    $    371,000
                                  ----------    ------------


In April 2004, we executed definitive documents with Alembic Limited, which included a commitment to loan $3,000,000 to us. The entire $3,000,000 of the loan amount has been funded and accrued interest of approximately $60,000 for the three months ended June 30, 2005 as compared to $1,500,000 of the loan amount and accrued interest of approximately $12,000 for the three months ended June 30, 2004. The note has an interest rate of 8% per annum and matures April 2008. The loan is convertible into our common stock, with a maximum discount of 60% of FMV. The intrinsic value of the beneficial conversion feature of $3,000,000 on the debt funded as of December 31, 2004 had been allocated to paid in capital. This resulting debt discount is being amortized over the life of the debt on the straight-line basis. We have incurred a charge to our statement of operations of $398,000 and $40,000 for the six months ended June 30, 2005 and 2004, respectively. Pursuant to the terms of the Alembic Agreements we have a contractual commitment to issue them a fifteen percent (15%) ownership interest in Xechem Nigeria.


[6] Notes Payable

Notes Payable consists of the following:

                                  June 30,     December 31,
                                    2004           2005
                                 ----------    ------------

Secured Notes Payable (A)        $1,134,000    $  1,134,000
Unsecured Loan (B)                2,659,000       2,800,000
Less Debt Discount                 - 0 -           (570,000)
                                 ----------    ------------
Total Notes Payable               3,793,000    $  3,364,000
Less Current Portion              3,793,000       3,364,000
                                 ----------    ------------

Total Long Term Notes Payable     $   - 0 -         $ - 0 -
                                 ==========    ============


A) During 2002, we issued convertible notes totaling $367,000, which was increased by an additional funding of $767,000 by certain investors during the twelve months ended December 31, 2003, at which time debentures were converted into term notes. The new term notes bearing simple interest at 8% per annum, due on the earliest to occur of the settlement, dismissal or final adjudication of the Bristol-Myers Squibb lawsuit (the "BMS Lawsuit"), plus additional interest equal to forty percent (40%) with respect to the BMS Lawsuit, subject to an adjustment factor of the net recovery to us (after deduction of legal fees and costs). We have granted the term loan holders a security interest in the BMS lawsuit. These notes will be due on the later of 18 months from the date of the Note Purchase Agreement or final disposition of the Bristol Myers Squibb lawsuit (provided that the additional interest, if any, as referenced above, will be due on disposition of the lawsuit). As of June 30, 2005 we accrued interest of approximately $213,000 associated with this loan. The Bristol-Myers-Squibb lawsuit seeks damages due to alleged anticompetitive actions by Bristol-Myers-Squibb in connection with its activities related to paclitaxel. Our lawsuit was dismissed in 2003, and we have filed an appeal of the dismissal. In September 2004, the U.S. Court of Appeals for the Seventh Circuit reversed the District Court opinion and determined that the basis for dismissal was improper. It reinstated and remanded the case to The District Court.

B) For the period ending March 31, 2005 we had received $1,000,000 and $3,800,000 for the quarter and cumulatively. On June 17, 2005 CepTor purchased/redeemed 2,886,563 shares of CepTor common stock from Xechem, at $0.80 per share for an aggregate purchase price of $2,309,250. We used a portion of the proceeds ($1,616,171) to pay and satisfy in full the total bridge loan principal ($1,567,639) and pay interest ($48,532) due under the Bridge Notes. We also used a portion of the proceeds ($141,168) to reduce the Chassman unsecured loan of $2,800,000 to $2,659,000. As of June 30, 2005 we have a balance of $2,659,000 from this loan and recorded $6,000 in accrued interest. This agreement has not been signed in its final form; however, the Company and the Investor do not anticipate any material differences from the facts stated above.

[7] Notes Payable - Others

During the three months ended June 30, 2005, two non-related parties loaned to the company a total of $40,000 for one year with an interest rate of 8%. The individuals also received two year stock options to purchase a total of 400,000 shares of common stock at $.01 per share. At June 30, 2005, accrued interest totaled $300.


[8] Notes Payable to Related Parties

During the six months ended June 30, 2005, we made no payments to reduce the outstanding principal of $816,000. In the second quarter 2005, three additional loans totaling $185,000 were made to the Company for one year with an interest rate of 8%. The individuals also received three year stock options to purchase 3,750,000 shares of common stock at market price ranging from $.0085 to $.015 per share. As of June 30, 2005, we had accrued interest totaling $5,000 and $269,000 for the quarter and cumulatively, to related parties.

Notes Payable - Related Party consists of the following:

                                           As of              As of
                                       June 30, 2005    December 31, 2004
                                       -------------    -----------------

Loans Payable - Dr. Renuka Misra       $     448,000    $         298,000
Loans Payable - Beverly Robbins              190,000              190,000
Loans Payable - Xechem China                 140,000              140,000
Loans Payable - Dr. Pandey                   125,000              125,000
Loans Payable - Family Members of
  Dr.Pandey                                   98,000               63,000
                                       -------------    -----------------

Subtotal                               $   1,001,000    $         816,000
Less Debt Discount                                --                   --
                                       -------------    -----------------

Total Notes Payable                    $   1,001,000    $         816,000
Less Current Portion                         703,000              518,000
                                       -------------    -----------------

      Total Long-Term Notes Payable    $     298,000    $         298,000
                                       =============    =================

[9] Legal Proceedings

We filed an anti-trust lawsuit against Bristol-Myers Squibb on March 17, 2003, to secure damages, injunctive and other equitable relief for Bristol-Myers Squibb's violations of federal and state antitrust laws. The case, filed in the United States District Court, Northern District of Illinois, arises out of Bristol-Meyers Squibb's allegedly unlawful maintenance of a monopoly over the United States market for paclitaxel based anti-cancer drugs.

Our lawsuit alleges that Bristol-Myers Squibb is liable for violation of Section 2 of the Sherman Act (15 USC 2). We are seeking an award in damages in the sum of at least $50 million dollars and said damages to be trebled to at least $150 million dollars. The case was dismissed in late 2003, and we filed an appeal of the dismissal with the U.S. Court of Appeals for the Seventh Circuit. On September 23, 2004 the U.S. Court of Appeals for the Seventh Circuit reversed The District Court opinion and determined that the basis for dismissal was improper. It reinstated and remanded the case to The District Court. The case is presently in the discovery stage. There can be no assurances as to the outcome of this lawsuit.


[10] Net Income (Loss) Per Share

Net income (loss) per share is presented under SFAS No. 128 "Earnings Per Share." Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. Under SFAS No. 128, net income per share is computed by dividing net income available to common stock shareholders by the weighted average share of common stock outstanding for the period and including dilution that would occur upon the exercise of conversion of all dilutive securities into common stock. As of June 30, 2005, the potentially dilutive securities totaled approximately 903 million shares of common stock.


[11]  Stock Options and Warrants

Options - During the six months ended June 30, 2005 and 2004, 4,150,000 and 0 options were granted or exercised, respectively.


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

Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. 4,150,000 and 0 options were issued during the six months ended June 30, 2005 and 2004, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                   Three Months Ended           Six Months Ended
                                       June 30,                     June 30,
                                 ----------------------    ---------------------------
                                   2005         2004           2005           2004
                                 --------   -----------    -----------    ------------

Net Income (loss), as reported   $461,000   $(2,650,000)   $(4,892,000)   $(11,974,000)

Stock-based employee
compensation expense under
fair value method, net of
related tax effects                     0             0              0               0
                                 --------   -----------    -----------    ------------
Pro forma net income (loss)      $461,000   $(2,650,000)   $(4,892,000)   $(11,974,000)
                                 ========   ===========    ===========    ============

Income (loss) per share:
      Basic, as reported         $   0.00   $     (0.01)   $     (0.02)   $      (0.07)
      Basic, pro forma           $   0.00   $     (0.01)   $     (0.02)   $      (0.07)
                                 ========   ===========    ===========    ============

Item 2. Management's Discussion and Analysis.

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.


Overview

Xechem International, Inc., a Delaware corporation, is the holder of all of the capital stock of Xechem, Inc., a development stage biopharmaceutical company engaged in the research, development, and production of niche generic and proprietary drugs from natural sources. Xechem, Inc. was formed in March 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.) a publicly traded company. Xechem Laboratories (formed in 1993), XetaPharm, Inc. (formed in 1996), Xechem (India) Pvt. Ltd. (acquired in 1996) and Xechem Pharmaceuticals Nigeria Limited. (formed in 2002) ("Xechem Nigeria") are our subsidiaries. Xechem Pharmaceutical China Ltd., (formed in 2000) is an inactive affiliate. We have a contractual obligation to issue fifteen percent (15%) of Xechem Nigeria's stock to Alembic Limited. Xechem's principal product under development is NICOSAN(TM)/HEMOXIN(TM) which has shown efficacy in the treatment of sickle cell disease. The drug will be marketed and sold in the Federal Republic of Nigeria and elsewhere in Africa under the name NICOSAN(TM), and in the United States and certain other countries under the name HEMOXIN(TM).

We are in the process of launching our NICOSAN(TM) project in Nigeria and preparing for the clinical testing and trials of HEMOXIN(TM) in the United States. We anticipate that expenses will increase, with the expansion of our operations and marketing efforts, as described more fully herein. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. In order to pursue these activities, we must obtain additional financing, whether in the form of loans or equity infusions. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

Results of Operations
---------------------


The Six months Ended June 30, 2005 vs. The Six months Ended June 30, 2004

      The following table sets forth certain statement of operations data for the cumulative period from inception (March 15, 1990) to June 30, 2005 and for each of the six months ended June 30, 2005 and June 30, 2004 .


                                          Six months Ended      Cumulative
                                              June 30,           Inception
                                         -------------------    to June 30,
                                           2005       2004          2005
                                         -------    --------    -----------
                                                 (in thousands)
Revenue                                  $     3    $     89    $     2,118

Research and Development Expense         $   473    $    629    $    14,015

General and Administrative Expenses      $ 1,650    $  2,481    $    22,747

Writedown of Inventory And Intangibles   $    --    $     --    $     1,861

Loss from Operations                     $(2,120)   $ (3,021)   $   (36,505)

Other Income (Expense)                   $(2,772)   $ (8,953)   $   (31,698)

Net Loss before Income Taxes             $(4,892)   $(11,974)   $   (68,203)

Income Tax Benefit                       $    --    $     --    $     2,070

Net Loss before Income Taxes             $(4,892)   $(11,974)   $   (66,133)


Revenue
-------

We had revenues of $3,000 for the six months ended June 30, 2005 a decrease of $86,000 or 97% as compared to the six months ended June 30, 2004. In the six months ended June 30, 2004, we had employees providing consulting services to third-party entities and those employees are no longer with us and we are no longer providing those consulting services

Research and Development
------------------------

Our research and development expenditures emphasize our new sickle cell treatment drug NIPRISAN (new names NICOSAN(TM)/HEMOXIN(TM)) and majority owned subsidiary, Xechem Nigeria. Our research and development expenditures are also made in conjunction with the development of compounds to make niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection.

In the six months ended June 30, 2005, our research and development expenditures decreased by $156,000 to $473,000. In the six months ended June 30, 2005, our costs associated with the development of our Nigerian sickle cell disease drug NICOSAN(TM) totaled $215,000, a decrease of $30,000, as compared to the same period for 2004. Our consulting fees for the six months ended June 30, 2005 decreased by approximately $150,000. Our salaries, repairs & maintenance, professional development and freight increased by approximately $15,000, $18,000, $5,000 and $8,000 respectively.

We anticipate expenses to increase for the second half of 2005 with our proposed launching of NICOSAN(TM) in Nigeria and the clinical testing and trials of HEMOXIN(TM) in the United States. In order to pursue these activities, we must obtain additional financing. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.


General and Administrative
--------------------------

General and administrative expenses decreased $831,000 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Our consulting fees, salaries, legal, advertising, professional development and accounting fees for the six months ended June 30, 2005 decreased by approximately $575,000, $50,000, $30,000, $120,000, $35,000 and $30,000, respectively. Our insurance, rent, travel for the six months ended June 30, 2005 increased by approximately $60,000, $4,000 and $4,000 respectively.

Total interest expense increased approximately $220,000 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This is due to large part of the interest payment due & paid to Alembic Limited pursuant to their $3,000,000 loan to us.

In June 2005 CepTor purchased/redeemed 2,886,563 shares of CepTor common stock from Xechem at $.80 per share for an aggregate purchase price of $2,309,000. In the first quarter 2005, we had sold back to CepTor 366,580 shares for $916,000. The cumulative sales of CepTor common stock totaling $3,669,000 resulted in a gain from the sale of CepTor common shares of $2,928,000. This was offset by our share of CepTor's net loss of $4,287,000 for the six months ended June 30, 2005. In the six months ended June 30, 2004, we had a $468,000 offset against expenses for a minority interest share of net loss related to CepTor Corporation.

Our share of net loss from CepTor stock was $4,287,000, calculated on the basis of our approximately 30.5% ownership, for the six months ended June 30, 2005 as compared to $8,293,000 for the six months ended June 30, 2004, calculated on the basis of 100% ownership.

We anticipate expenses to increase for the second half of 2005 with our proposed launching of NICOSAN(TM) in Nigeria and the clinical testing and trials of HEMOXIN(TM) in the United States. We anticipate that general and administrative expenses will increase, with the expansion of our operations and marketing efforts. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. The exact number and nature of persons hired and our expenses for such persons will depend on many factors, including the capabilities of those persons who seek employment with us and the availability of additional funding to finance these efforts.

We expect to incur continued cost related to the proposed launching of NICOSAN(TM) in Nigeria and the clinical testing and trials of our new drug HEMOXIN(TM) in the United States. In order to pursue these activities, we must obtain additional financing. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

Liquidity and Capital Resources; Plan of Operations
---------------------------------------------------

On June 30, 2005, we had cash and cash equivalents of $232,000, negative working capital of $5,853,000 and stockholders' deficit of $5,528,000.

As a result of our net losses through December 31, 2004 and accumulated deficit since inception, our accountants, in their report on our financial statements for the year ended December 31, 2004, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of June 30, 2005. With respect to NICOSAN(TM)/HEMOXIN(TM), the Company is planning for the commercial launch of the drug in Nigeria by early 2006 and to pursue the pre-clinical & clinical trials in the United States as required for the Food and Drug Administration
(FDA) approval. These planned activities are entirely dependent on additional finances that the Company is in the process of seeking to identify. There can be no assurances that the required funding will be obtained or that the Company will succeed in its efforts to launch the drug in Nigeria or the United States.


(1) On June 17, 2005, we entered into a Securities Purchase Agreement with CepTor (the "Securities Purchase Agreement"). The Agreement provided for, among other things: (1) redemption/purchase of 2,886,563 shares of CepTor common stock from Xechem, at $0.80 per share for an aggregate purchase price of $2,309,250.40; (2) the surrender by William Pursley (the former President of Xechem and current Chairman and CEO of CepTor) of the William Pursley stock option to purchase 43,000,000 shares of Xechem's common stock; (3) restriction on sale of Xechem's remaining 500,000 shares (the "Remaining CepTor Shares"); and (4) termination of the CepTor Agreement, the First Amendment and the Second Amendment. The $2,309,250.40 in share sale proceeds have been used to retire Company debt, make debt interest payments and for working capital purposes.

Pursuant to the Securities Purchase Agreement, Xechem agrees that it shall only sell the remaining CepTor Shares, which have been registered pursuant to CepTor's registration statement on Form SB-2, in such quantities as would be applicable if subject to the volume restrictions of Rule 144; if not registered, then such shares could be sold pursuant to Rule 144 once eligible for such sale.

(2) In the first quarter of 2005, we entered into a series of bridge loan financing ("BLF") agreements wherein investors (including Chassman) infused approximately $1,567,639 into the company on the terms and conditions as set forth therein. Investors purchased approximately 1,568 units. Each such unit was comprised of $1,000 principal amount of secured convertible promissory notes and five year warrants to purchase approximately 33,333.33 shares of common stock, par value $0.00001 per share, at $0.015 per share per unit (for a total of approximately 52,266,661 shares for 1,568 units). The subscription purchase price was $1,000 per unit. The Secured Promissory Note bore a simple interest of ten percent (10%) per annum and was due December 31, 2005, subject to extensions, as described below. The Secured Promissiory Notes were convertible into approximately 104,509,259 shares of common stock. The Secured Promissory Notes were secured by our ownership of 3,386,563 shares of common stock of CepTor Corporation, a former wholly-owned subsidiary of ours.

On June 17, 2005 CepTor purchased/redeemed 2,886,563 of CepTor common stock from Xechem, at $0.80 per share for an aggregate purchase price of $2,309,250. Xechem used a portion of the proceeds ($1,616,171) to pay and satisfy in full the principal ($1,567,639) and interest ($48,532) due under the Bridge Notes. The Bridge Notes and the Stock Pledge and Escrow Agreement were terminated as part of the repayment. Chassman and the remaining bridge lenders continue to hold warrants to purchase 52,254,600 shares of common stock pursuant to the bridge loan financing.

We have agreed to use our best efforts to file a registration statement to register the shares of common stock underlying the warrants soon as possible and within 90 days of the date of the agreement. There is no penalty should Xechem fail to file a registration statement within 90 days.

(3) Pursuant to the BLF described in item 2 above, Chassman extended the maturity of the debt currently due to her (approximately $2,650,000 plus accrued interest) to December 31, 2006. The debt is convertible into Company common stock at $.015 per share conversion price, provided that no conversion may be effected prior to May 1, 2005, and, provided further, no conversion may be effected if it will result in Chassman's ownership of 5% or more of the Company's outstanding common stock. In addition, the vested portion of the 30,000,000 warrants related to Chassman's prior funding of the Company (approximately 14,000,000 warrants) will be issued immediately, in tranches dated to coincide with the prior funding by Chassman. The warrants contain a cashless exercise period and are subject to a limitation on exercise that after giving effect to any exercise Chassman shall not own 5% or more of the Company's outstanding common stock. The unvested portion of the 30,000,000 warrants were cancelled.

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

(4) Xechem Nigeria is in negotiations with UPS Capital Business Credit to obtain financing in the sum of $8,445,338 for our pharmaceutical project in Nigeria. The loan facility proposal is being processed under the Loan Guarantee Program of the Export-Import Bank of the United States ("Ex-Im Bank"). Financialbridge, Inc. has been engaged as financial consultants to facilitate the consummation of the Ex-Im Bank loan. In October 2004, Ex-Im Bank issued to Xechem Nigeria a Letter of Interest expressing its support for the proposed loan, subject to, among other things, the procurement by Xechem Nigeria of a suitable Nigerian bank guarantee in the amount of the proposed loan from an identified Nigeria-based bank. That Letter of Interest is scheduled to expire in October 2005, pursuant to an extension.

City Express Bank Plc., a Nigeria-based bank, has expressed its intent to provide the Nigerian bank guarantee required by UPS Capital and Ex-Im Bank. In order for City Bank to receive approval to provide the Nigerian bank guarantee, however, it must provide certain documentation and information including City Express' plan to raise its capital base to 25 billion Nigerian Naira (approximately $185 million U.S.), as required by the Central Bank of Nigeria. This documentation and related information to be provided by City Express is subject to review and approval by UPS Capital. If UPS Capital completes its due diligence review of City Express to its satisfaction, a formal request will be submitted by UPS Capital to Ex-Im Bank for the credit guarantee approval. If Ex-Im Bank provides the loan guarantee, UPS Capital will be authorized to disburse the funds to us.

As of June 30, 2005, City Express has not provided the requested documentation, including the required plan to raise its capital base to 25 billion Nigerian Naira, to UPS Capital or Ex-Im Bank, and it is not known if or when City Express will meet the required capital threshold to provide the necessary documentation. Until this City Express capitalization plan and remaining outstanding due diligence information are provided to UPS Capital, UPS Capital cannot complete its review and cannot grant approval of the underwriting of the loan to us. Subsequently, Central Bank of Nigeria must approve documents presented by City Express which will be forwarded to UPS Capital for underwriting and loan approval before submission to Ex-Im Bank.

Xechem has identified a second financial institution in Nigeria as a possible alternative to provide the required guarantee. Advanced discussions are now taking place with at least one such institution and we are hopeful of completing those discussions, obtaining the guarantee and forwarding all necessary documentation to UPS Capital in the near-term. Should that occur and the loan be processed and made available to Xechem Nigeria, the funds would be used, in part to reimburse Xechem for funds advanced to Xechem Nigeria in connection with the Nigerian project and in part to defray the ongoing costs associated with the completion of the project, all as and to the extent consistent with the Ex-Im Bank parameters. Should the loan not be consummated for any reason, Xechem will look to other sources of public and private funds to replace those that otherwise would have come from Ex-Im. Xechem cannot predict the likelihood of the Ex-Im Bank loan being consummated or of its ability to identify alternative sources of funds should the loan fail to materialize.

We have financed research and development activities principally through capital contributions and loans made by our stockholders, other investors, banks, and through funds received from the sale of State of New Jersey NOL's (net operating losses) through the New Jersey State Tax Credit Transfer program.

We are in the process of finalizing testing and formulation of NICOSAN(TM)/HEMOXIN(TM), a drug used for the treatment of sickle cell disease. We hope to commence the commercial launch of the drug in Nigeria by late 2005 or early 2006, and to begin the pre-clinical and clinical trials for the drug as required for U.S. FDA approval in the United States. We commenced construction of our own manufacturing facility in Nigeria in 2004, with plans to begin production in 2005 or 2006 and for sales to begin in Nigeria in early 2006.

At present, substantially all of the resources and attention of the Company are being directed toward efforts to launch its drug NICOSAN(TM)/HEMOXIN(TM) (formerly named NIPRISAN), which has shown efficacy in the treatment of Sickle Cell Disease. Xechem plans to launch the drug in Nigeria through its majority owned subsidiary, Xechem Pharmaceuticals Nigeria Ltd in Nigeria, which is in the process of constructing a manufacturing facility on the outskirts of Abuja, Nigeria to produce the drug. At the same time, the Company plans to embark upon the stringent U.S. FDA approval process, which includes conducting pre-clinical and clinical trials in the United States in anticipation of the sale of the drug in this country. Substantial cash expenditures over a considerable period of time will be required to successfully launch NICOSAN(TM)/HEMOXIN(TM) and fund the cost of the clinical trials and the Company is in the process of identifying potential sources of financing, including loans and equity infusions, that will allow it to accomplish these objectives. There can be no assurance that the necessary funds will be obtained or that the drug will be successfully launched in Nigeria or the United States.

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

      We have issued, and plan to continue issuing equity securities, where possible, to obtain services, without expending cash. We also plan to continue generating cash from the sale of our New Jersey net operating losses.

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

Item 3.     Control and Procedures

Evaluation of Disclosure Controls and Procedure

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer/chief financial officer, as of June 30, 2005, and have concluded that as of June 30, 2005, these disclosure controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that we file with or submit to the United States Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.

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


      Item 1.     Legal Proceedings - None


      Item 2.     Changes in Securities  - None


      Item 3.     Defaults Upon Senior Securities - None

      Item 4.     Submission of Matters to a Vote of Security Holders - None

      Item 5.     Other Information - None

      Item 6.     Exhibits

                  10.1 Securities Purchase Agreement, by and between Xechem International, Inc. and CepTor Corporation dated June 17, 2005((1)).

                  10.2 Term sheet for Debt Restructing by and between Margorie Chassman and Xechem International, Inc, dated June 17, 2005(1).

                  31    Certification   of  CEO  and  CFO   Pursuant  to
                        Section 302 of the Sarbanes-Oxley Act of 2002

                  32 Certification Pursuant to 18 U.S.C., Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


------------
((1)) Incorporated by reference from Current Report on Form 8-K filed with the SEC on June 23, 2005 (SEC File No. 000-23788).

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        XECHEM INTERNATIONAL, INC.

Date: August 22, 2005

                                        /s/  Ramesh C. Pandey
                                        --------------------------------
                                        Ramesh C. Pandey, Ph.D.
                                        Chairman/Chief Executive Officer