Form 10KSB/A
period 2004-12-31
XECHEM INTERNATIONAL INC
filed 2005-11-18
CIK 919611

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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
                                                        ===================

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Investments in Unconsolidated Affiliates

(B) Ceptor Corporation (Continued) - The condensed results of operations and financial position of Ceptor is summarized in the following table.

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

                                        XECHEM INTERNATIONAL, INC.

                                        /s/ Ramesh C. Pandey
                                        ----------------------------------------
Date:  November 9, 2005                 Ramesh C. Pandey, Ph.D.
                                        Chief Executive Officer, President and
                                        Chairman of the Board of Directors

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Ramesh C. Pandey                               Date:  November 9, 2005
      ----------------------------------------
      Ramesh C. Pandey, Ph.D.
      Chief Executive Officer, President and
      Chairman of the Board of Directors

By:   /s/ Stephen F. Burg                                Date:  November 9, 2005
      ----------------------------------------
      Stephen F. Burg
      Director

By:   /s/ Adesoji Adelaja, Ph.D.                         Date:  November 9, 2005
      ----------------------------------------
      Adesoji Adelaja, Ph.D.
      Director

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