Form 10QSB
period 2005-09-30
XECHEM INTERNATIONAL INC
filed 2005-11-21
CIK 919611

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2005
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------   ---------------------------

For Quarter Ended                               Commission File Number 0-23788
                  --------------------                    ----------------------

                           Xechem International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                 22-3284803
--------------------------------------      ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswick, NJ     08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code            (732) 247-3300
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

                                      Yes |X|  No |_|

Number of shares outstanding of the issuer's common stock, as of November 5, 2005, was 259,688,718 shares.

Transitional Small Business Disclosure Format

                                      Yes |X|  No |_|

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.
                                                                        --------

PART I.    FINANCIAL INFORMATION ..............................................3

Item 1.    Consolidated Balance Sheets as of
              September 30, 2005 [Unaudited] and December 31, 2004.............4

           Consolidated Statements of Operations For the three and
              nine month periods ended September 30, 2005 and 2004 and
              for the period from March 15,1990 (inception) to September
              30, 2005 [Unaudited].............................................5

           Consolidated Statement of Stockholders' Equity from
              March 15,1990(inception) to September 30, 2005  [Unaudited]......6

           Consolidated Statements of Cash Flows For the nine month
              periods ended September 30, 2005 and 2004 and for the
              period from March 15,1990 (inception) to September 30,
              2005 [Unaudited]................................................13

           Notes to Consolidated Financial Statements [Unaudited].............15

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations  .................28

Item 3.    Controls and Procedures............................................35


PART II.   OTHER INFORMATION .................................................36

Item 1.    Legal Proceedings .................................................36

Item 2.    Changes in Securities  ............................................36

Item 3.    Defaults Upon Senior Securities ...................................36

Item 4.    Submissions of Matters to a Vote of Security Holders ..............36

Item 5.    Other information .................................................36

Item 6.    Exhibits ..........................................................36

Signatures and Certifications ................................................37

PART I.   FINANCIAL INFORMATION

Item 1.      Financing Statements

               NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except with respect to historical financial information, the discussion in this report contains forward-looking statements that involve risk and uncertainties. These statements may be identified by use of forward-looking terminology such as "believes," "expects," "may," "should," or "anticipates," or similar expressions, or by discussions of strategy. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in this report. Factors that could cause our results to differ from those discussed in this report, include, but are not limited to, those discussed under the heading "Factors Affecting Future Performance" in our report on Form 10-KSB for the period ending December 31, 2004.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS                                                 September 30, 2005   December 31, 2004
                                                                                            ------------------   ------------------
CURRENT ASSETS
   Cash                                                                                     $          197,000   $          342,000
   Other receivable                                                                                     58,000               41,000
   Prepaid expenses and other current assets                                                           241,000               93,000
                                                                                            ------------------   ------------------
   Total Current Assets                                                                                496,000              476,000

   Equipment, less accumulated depreciation of $1,455,000
    (2005) and $1,375,000 (2004)                                                                     1,007,000              356,000
   Leasehold improvements, less accumulated amortization of $823,000
    (2005) and $773,000 (2004)                                                                         192,000              243,000
   Deposits                                                                                            259,000               54,000
   Investment                                                                                             --              4,583,000
                                                                                            ------------------   ------------------
TOTAL ASSETS                                                                                $        1,954,000   $        5,712,000
                                                                                            ==================   ==================
                      LIABILITIES & STOCKHOLDERS [DEFICIT]
CURRENT LIABILITIES
   Accounts payable                                                                         $          676,000   $          353,000
   Line of Credit                                                                                       55,000                 --
   Accrued expenses to related parties                                                                 399,000              606,000
   Accrued expenses                                                                                  1,055,000              713,000
   Notes payable to related party                                                                    1,206,000              518,000
   Notes payable                                                                                        65,000                    0
   Capital leases: short-term                                                                           27,000               27,000
   Notes payable, net of discount $78,000 (2005)
    and $570,000 (2004)                                                                              3,715,000            3,364,000
   Other current liabilities                                                                            36,000               36,000
                                                                                            ------------------   ------------------
     Total Current Liabilities                                                                       7,234,000            5,617,000

Convertible notes, net of discount of $2,026,000 (2005)
 and $2,629,000 (2004)                                                                                 974,000              371,000
Notes payable to related parties                                                                             0              298,000
Notes payable                                                                                          400,000                    0
Capital leases: long term                                                                               36,000               62,000
                                                                                            ------------------   ------------------
TOTAL LIABILITIES                                                                                    8,644,000            6,348,000

COMMITMENTS & CONTINGENCIES                                                                               --                   --

STOCKHOLDERS (DEFICIT)
   Class A voting preferred stock,$ .00001 par value, 2,500 shares
     authorized; 2,500 shares issued and outstanding (2005 and 2004)                                      --                   --
   Class B 8% preferred stock,$ .00001 par value, 1,150 shares
     authorized; none outstanding                                                                         --                   --
   Class C preferred stock,$ .00001 par value, 49,996,350 shares authorized;
     12,489 issued and outstanding in 2005 and 6,923 issued and outstanding in 2004                       --                   --
     6,000 shares of Series 7 have a liquidation preference of $6,000,000                                 --
   Common stock,$.00001 par value 1,950,000,000 shares authorized;
   259,669,000 (2005 and 2004) issued and outstanding                                                    3,000                3,000
   Additional paid in capital                                                                       60,680,000           60,602,000
   Deficit accumulated during development stage                                                    (67,373,000)         (61,241,000)
                                                                                            ------------------   ------------------
   Total Stockholders (Deficit)                                                                     (6,690,000)            (636,000)
                                                                                            ------------------   ------------------
TOTAL LIABILITIES AND STOCKHOLDERS (DEFICIT)                                                $        1,954,000   $        5,712,000
                                                                                            ==================   ==================

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                              Cumulative from
                                                  THREE MONTHS ENDED                NINE MONTHS ENDED          MARCH 15, 1990
                                                    SEPTEMBER 30,                     SEPTEMBER 30,         (Date of Inception) to
                                                    -------------                     -------------            SEPTEMBER 30,
                                               2005             2004             2005             2004             2005
                                           -------------    -------------    -------------    -------------    -------------
Revenues:                                  $       1,000    $      32,000    $       4,000    $     121,000    $   2,119,000

Expenses:
   Research and development                      192,000          870,000          665,000        1,499,000       14,206,000
   General and administrative                    590,000          868,000        2,240,000        3,349,000       23,337,000
   Writedown of inventory
      and intangibles                                 --               --               --               --        1,861,000
                                           -------------    -------------    -------------    -------------    -------------
                                                 782,000        1,738,000        2,905,000        4,848,000       39,404,000
                                           -------------    -------------    -------------    -------------    -------------

   Loss from Operations                         (781,000)      (1,706,000)      (2,901,000)      (4,727,000)     (37,285,000)
                                           -------------    -------------    -------------    -------------    -------------

Other Income(Expense) - Net:

   Interest Expense - Related Party              (22,000)         (11,000)         (67,000)         (44,000)      (9,052,000)

   Interest Expense                             (340,000)        (245,000)      (1,641,000)        (633,000)     (12,480,000)

   Other(net)                                    (99,000)          (6,000)        (166,000)          (4,000)          31,000

   Gain from Sale of Affiliate's Stock                --               --        2,930,000               --        2,930,000

  Minority Interest Share of Net Loss                 --          765,000               --        1,233,000               --

   Share of Net Loss from Affiliate                   --       (1,500,000)      (4,287,000)      (9,793,000)     (13,587,000)
                                           -------------    -------------    -------------    -------------    -------------
                                                (461,000)        (997,000)      (3,231,000)      (9,241,000)     (32,158,000)
                                           -------------    -------------    -------------    -------------    -------------

Net (Loss) before Income Taxes                (1,242,000)      (2,703,000)      (6,132,000)     (13,968,000)     (69,443,000)

Income Tax Benefit                                    --               --               --               --        2,070,000
                                           -------------    -------------    -------------    -------------    -------------

   Net (Loss)                              $  (1,242,000)   $  (2,703,000)   $  (6,132,000)   $ (13,968,000)   $ (67,373,000)
                                           =============    =============    =============    =============    =============

Basic (loss) per common share              $       (0.00)   $       (0.01)   $       (0.02)   $       (0.07)
                                           =============    =============    =============    =============

Diluted income/(loss) per common share     $       (0.00)   $       (0.01)   $       (0.02)   $       (0.07)
                                           =============    =============    =============    =============

Weighted average number of common shares
outstanding - Basic                          259,668,718      258,668,770      259,668,718      205,942,049
                                           =============    =============    =============    =============

Weighted average number of common shares
outstanding - Diluted                        259,668,718      258,668,770      259,668,718      205,942,049
                                           =============    =============    =============    =============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

             XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                   [A DEVELOPMENT STAGE ENTERPRISE]

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                              (UNAUDITED)


                                                                       Common Stock        Unearned
                                                                 Number of               Compensation
                                                               Shares Issued  Par Value    Expense
                                                               -------------  ---------  ------------
Common stock issued to Dr. Pandey in 1990 in
   exchange for equipment recorded at
   transferor's cost                                                    --         --    $       --
Laboratory and research equipment contributed to capital
   by Dr. Pandey in 1990 and 1991                                       --         --            --
Contribution to capital relating to unconsummated
   acquisition in 1992                                                  --         --            --
Exchange of securities of newly formed parent for
   outstanding securities of entities owned by
   Dr. Pandey                                                          1,000       --            --
Initial public offering in 1995 at $5.00 per share,
   less related expenses                                               1,000       --            --
Stock options granted at exercise prices below market:
                                                         1994           --         --            --
                                                         1995           --         --            --
                                                         1996           --         --            --
                                                         1997           --         --            --
Private placements, less related expenses:
   In 1995 at $3.00 per share                                           --         --            --
   In 1996 at $3.00 per share, net of a related 66,000 shares
     returned by Dr. Pandey                                             --         --            --
   In 1997 at $0.05 per share                                         15,000       --            --
Stock issued in 1996 at $0.38 per share upon
   termination of agreement to sell a minority interest
   in a subsidiary                                                      --         --            --
                                                               -------------  ---------  ------------
   Totals - Forward                                                   17,000        $--  $       --
                                                                              Deficit Accumulated
                                                                 Additional         During            Total
                                                                  Paid-in        Development       Stockholders'
                                                                  Capital            Stage           [Deficit]
                                                                ------------  -------------------  -------------
Common stock issued to Dr. Pandey in 1990 in
   exchange for equipment recorded at
   transferor's cost                                            $    125,000  $              --    $     125,000
Laboratory and research equipment contributed to capital
   by Dr. Pandey in 1990 and 1991                                    341,000                 --          341,000
Contribution to capital relating to unconsummated
   acquisition in 1992                                                95,000                 --           95,000
Exchange of securities of newly formed parent for
   outstanding securities of entities owned by
   Dr. Pandey                                                     13,840,000                 --       13,840,000
Initial public offering in 1995 at $5.00 per share,
   less related expenses                                           4,543,000                 --        4,543,000
Stock options granted at exercise prices below market:
                                                         1994         51,000                 --           51,000
                                                         1995      1,110,000                 --        1,110,000
                                                         1996         18,000                 --           18,000
                                                         1997         31,000                 --           31,000
Private placements, less related expenses:
   In 1995 at $3.00 per share                                        389,000                 --          389,000
   In 1996 at $3.00 per share, net of a related 66,000 shares
     returned by Dr. Pandey                                           53,000                 --           53,000
   In 1997 at $0.05 per share                                      2,291,000                 --        2,291,000
Stock issued in 1996 at $0.38 per share upon
   termination of agreement to sell a minority interest
   in a subsidiary                                                   100,000                 --          100,000
                                                                ------------  -------------------  -------------
   Totals - Forward                                             $ 22,987,000  $              --    $  22,987,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

             XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                   [A DEVELOPMENT STAGE ENTERPRISE]

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                              (UNAUDITED)


                                                                             Common Stock          Unearned
                                                                        Number of                Compensation
                                                                       Shares Issued  Par Value    Expense
                                                                       -------------  ---------  ------------
   Totals - Forwarded                                                         17,000  $    --    $       --

Conversion of preferred stock into common stock at $1.25 to $1.75 per share less related costs:
   In 1996                                                                     1,000       --            --
   In 1997                                                                    15,000      1,000          --
Conversion of debt into common stock in 1996 at
   $0.25 per share                                                              --         --            --
Stock issued in settlement of a lawsuit in 1996 valued at
  $1.31 per share                                                               --         --            --
Conversion of Dr. Pandey's preferred stock and debt into
  common stock in 1997 at $0.0625 per share                                    6,000       --            --
Other                                                                           --         --            --
Private placement at $0.05 per share                                           4,000       --            --
Contribution to capital by stockholders of equity
   interest in Xechem India                                                     --         --            --
Conversion of debt into common stock at
   $0.05 per share                                                             3,000       --            --
Return of capital to David Blech or his designees                               --         --            --
Sale of common stock in 1999 pursuant to Blech
   agreement at $0.01 per share                                               15,000      1,000          --
Conversion of debt due related parties in 1999 at
   $0.01 per share                                                            15,000       --            --
Stock issued to directors, employees and consultants
   in 1999 for services valued at $0.037 per share                             4,000       --            --
Capital arising from issuance of Class C Stock (Note 7):
   Series 4                                                                     --         --            --
   Series 5                                                                     --         --
Net loss from inception to December 31, 1999                                    --         --            --
                                                                       -------------  ---------  ------------
   Balances At December 31, 1999 - Forward                                    80,000  $   2,000  $       --

                                                                                        Deficit Accumulated
                                                                          Additional           During             Total
                                                                           Paid-in           Development      Stockholders'
                                                                           Capital              Stage           [Deficit]
                                                                         ------------   -------------------   -------------
   Totals - Forwarded                                                    $ 22,987,000   $              --     $  22,987,000

Conversion of preferred stock into common stock at $1.25 to $1.75 per share less related costs:
   In 1996                                                                  1,995,000                  --         1,995,000
   In 1997                                                                  2,131,000                  --         2,132,000
Conversion of debt into common stock in 1996 at
   $0.25 per share                                                            369,000                  --           369,000
Stock issued in settlement of a lawsuit in 1996 valued at
  $1.31 per share                                                              33,000                  --            33,000
Conversion of Dr. Pandey's preferred stock and debt into
  common stock in 1997 at $0.0625 per share                                 1,214,000                  --         1,214,000
Other                                                                          16,000                  --            16,000
Private placement at $0.05 per share                                          559,000                  --           559,000
Contribution to capital by stockholders of equity
   interest in Xechem India                                                    79,000                  --            79,000
Conversion of debt into common stock at
   $0.05 per share                                                            440,000                  --           440,000
Return of capital to David Blech or his designees                            (261,000)                 --          (261,000)
Sale of common stock in 1999 pursuant to Blech
   agreement at $0.01 per share                                               444,000                  --           445,000
Conversion of debt due related parties in 1999 at
   $0.01 per share                                                            360,000                  --           360,000
Stock issued to directors, employees and consultants
   in 1999 for services valued at $0.037 per share                            410,000                  --           410,000
Capital arising from issuance of Class C Stock (Note 7):
   Series 4                                                                   400,000                  --           400,000
   Series 5                                                                 1,564,000                  --         1,564,000
Net loss from inception to December 31, 1999                                     --             (32,493,000)    (32,493,000)
                                                                         ------------   -------------------   -------------
   Balances At December 31, 1999 - Forward                               $ 32,740,000   $       (32,493,000)  $     249,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

             XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                   [A DEVELOPMENT STAGE ENTERPRISE]

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                              (UNAUDITED)


                                                                Common Stock            Unearned
                                                           Number of                  Compensation
                                                        Shares Issued    Par Value       Expense
                                                        -------------  -------------  -------------
Balances At December 31, 1999 - Forwarded                      80,000  $       2,000  $        --

Stock options exercised at $.01 per share                        --             --             --
Issuance of 1,500,000 options at $.01 per share
   with a FMV of $ .06 per share for services rendered           --             --             --
Conversion of Class C preferred stock to common
   Stock                                                       27,000          1,000           --
Conversion of debt to Stock of Common Stock
   at $0.01 per share                                           5,000           --             --
Private placement of Stock of Common Stock
   at $0.08 per share                                            --             --             --
Issuance of Common Stock at $0.096 per share
   for services rendered                                        1,000           --             --
Stock options exercised at $.01 per share with a
   FMV of $0.076 per share                                       --             --             --
Conversion of debt to Stock of Common Stock
   at $0.01 per share                                           1,000           --             --
Stock options exercised at $.01 per share                        --             --             --
Beneficial Conversion feature of notes payable                   --             --             --
Charge to operations resulting from Options
   granted to Directors, Consultants and Employees               --             --             --
Unearned Stock Compensation Expense Related to
  Options granted to Directors, Consultants
   and Employees                                                 --             --         (406,000)
Increase in Equity Interest in Xechem India                      --             --             --
Net loss for year ended December 31, 2000                        --             --             --
                                                        -------------  -------------  -------------
   Balances At December 31, 2000 - Forward                    114,000  $       3,000  $    (406,000)

                                                                         Deficit Accumulated
                                                          Additional          During               Total
                                                            Paid-in          Development       Stockholders'
                                                            Capital            Stage            [Deficit]
                                                         -------------   -------------------   -------------
Balances At December 31, 1999 - Forwarded                $  32,740,000   $     (32,493,000)    $     249,000

Stock options exercised at $.01 per share                        4,000                  --             4,000
Issuance of 1,500,000 options at $.01 per share
   with a FMV of $ .06 per share for services rendered          75,000                  --            75,000
Conversion of Class C preferred stock to common
   Stock                                                        (1,000)                 --              --
Conversion of debt to Stock of Common Stock
   at $0.01 per share                                          164,000                  --           164,000
Private placement of Stock of Common Stock
   at $0.08 per share                                           80,000                  --            80,000
Issuance of Common Stock at $0.096 per share
   for services rendered                                       107,000                  --           107,000
Stock options exercised at $.01 per share with a
   FMV of $0.076 per share                                       5,000                  --             5,000
Conversion of debt to Stock of Common Stock
   at $0.01 per share                                           22,000                  --            22,000
Stock options exercised at $.01 per share                        1,000                  --             1,000
Beneficial Conversion feature of notes payable                 286,000                  --           286,000
Charge to operations resulting from Options
   granted to Directors, Consultants and Employees             192,000                  --           192,000
Unearned Stock Compensation Expense Related to
  Options granted to Directors, Consultants
   and Employees                                               406,000                  --              --
Increase in Equity Interest in Xechem India                     19,000                  --            19,000
Net loss for year ended December 31, 2000                         --              (1,971,000)     (1,971,000)
                                                         -------------   -------------------   -------------
   Balances At December 31, 2000 - Forward               $  34,100,000   $       (34,464,000)  $    (767,000)


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

             XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                   [A DEVELOPMENT STAGE ENTERPRISE]

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                              (UNAUDITED)



                                                        Common Stock            Unearned
                                                   Number of                  Compensation
                                                Shares Issued   Par Value       Expense
                                                -------------  -----------  ---------------
 Balances At December 31, 2000 - Forwarded            114,000  $     3,000  $      (406,000)

Stock issued for services rendered                      2,000         --               --
Amortization of unearned stock compensation              --           --            197,000
Stock options exercised at $.01 per share                --           --               --
Beneficial Conversion feature of notes payable           --           --               --
Unearned Stock Compensation Expense Related to
   Options granted to Directors and Employees            --           --            (75,000)
Stock Options Granted to Consultants                     --           --               --
Stock issued for cancellation of indebtedness           1,000         --               --
Stock issued upon conversion of debentures              9,000        1,000             --
Net loss for year ended December 31, 2001                --           --               --
                                                -------------  -----------  ---------------

   Balances At December 31, 2001                      126,000        4,000         (284,000)

Stock issued upon conversion of debentures
   at $.001 per share                                  44,000        1,000             --
Stock issued for services rendered
   at $.007 per share                                    --           --               --
Amortization of unearned stock compensation              --           --             45,000
Beneficial conversion feature of notes payable
Stock issued upon conversion of debentures
   at $.001 per share                                  20,000        1,000             --
Amortization of unearned stock compensation              --           --             44,000
Stock options issued at $.006/share:
   16,000,000 options                                    --           --           (160,000)
Amortization of stock options compensatory
   charge over service period                            --           --             40,000
Stock options exercised at $.006/share                  2,000         --               --
                                                -------------  -----------  ---------------
   Totals - Forward                                   192,000  $     6,000  $      (315,000)

                                                                  Deficit Accumulated
                                                   Additional           During               Total
                                                    Paid-in           Development        Stockholders'
                                                    Capital              Stage            [Deficit]
                                                ----------------  -------------------   -------------
 Balances At December 31, 2000 - Forwarded      $     34,100,000  $       (34,464,000)  $    (767,000)

Stock issued for services rendered                        68,000                 --            68,000
Amortization of unearned stock compensation                 --                   --           197,000
Stock options exercised at $.01 per share                  6,000                 --             6,000
Beneficial Conversion feature of notes payable           216,000                 --           216,000
Unearned Stock Compensation Expense Related to
   Options granted to Directors and Employees             76,000                 --             1,000
Stock Options Granted to Consultants                      16,000                 --            16,000
Stock issued for cancellation of indebtedness             15,000                 --            15,000
Stock issued upon conversion of debentures                68,000                 --            69,000
Net loss for year ended December 31, 2001                   --             (1,744,000)     (1,744,000)
                                                ----------------  -------------------   -------------

   Balances At December 31, 2001                      34,565,000          (36,208,000)     (1,923,000)

Stock issued upon conversion of debentures
   at $.001 per share                                    188,000                 --           189,000
Stock issued for services rendered
   at $.007 per share                                     10,000                 --            10,000
Amortization of unearned stock compensation                 --                   --            45,000
Beneficial conversion feature of notes payable            52,000                 --            52,000
Stock issued upon conversion of debentures
   at $.001 per share                                     74,000                 --            75,000
Amortization of unearned stock compensation                 --                   --            44,000
Stock options issued at $.006/share:
   16,000,000 options                                    160,000                 --              --
Amortization of stock options compensatory
   charge over service period                               --                   --            40,000
Stock options exercised at $.006/share                    30,000                 --            30,000
                                                ----------------  -------------------   -------------
   Totals - Forward                             $     35,079,000  $       (36,208,000)  $  (1,438,000)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                  XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        [A DEVELOPMENT STAGE ENTERPRISE]

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                   (UNAUDITED)



                                                            Common Stock         Unearned
                                                        Number of              Compensation
                                                     Shares Issued  Par Value     Expense
                                                     -------------  ---------  ------------
   Totals - Forwarded                                      192,000  $   6,000  $   (315,000)

Beneficial conversion feature of debentures                   --         --            --
Record value of warrants issued                               --         --            --
Beneficial conversion feature of notes payable                --         --            --
Stock issued upon conversion of debentures
   at $.001 per share                                       95,000      3,000          --
Stock issued for services rendered
   at $.003 per share                                        7,000       --            --
Amortization of unearned stock compensation                   --         --          45,000
Amortization of beneficial conversion feature
   of notes payable                                           --         --            --
Amortization of stock options compensatory
   charge over service period                                 --         --          40,000
Stock issued upon conversion of debentures
   at $.0005 per share                                     362,000     11,000          --
Stock issued for services rendered
   at $.0007 per share                                       3,000       --            --
Amortization of unearned stock compensation                   --         --          32,000
Amortization of beneficial conversion feature
   of notes payable                                           --         --            --
Amortization of stock options compensatory
   charge over service period                                 --         --          40,000
Finders fee for convertible debt issuance                     --         --            --
Record debt discount on notes and debentures                  --         --            --
Cost incurred with stock options issued for service           --         --            --
Net loss for the year ended December 31, 2002                 --         --            --
                                                     -------------  ---------  ------------
   Balances At December 31, 2002 - Forward                 659,000  $  20,000  $   (158,000)

                                                      Deficit Accumulated
                                                             During             Total
                                                          Development       Stockholders'
                                                             Stage            [Deficit]
                                                      -------------------   -------------
   Totals - Forwarded                                 $       (36,208,000)  $  (1,438,000)

Beneficial conversion feature of debentures                          --           148,000
Record value of warrants issued                                      --           272,000
Beneficial conversion feature of notes payable                       --            35,000
Stock issued upon conversion of debentures
   at $.001 per share                                                --           321,000
Stock issued for services rendered
   at $.003 per share                                                --            60,000
Amortization of unearned stock compensation                          --            45,000
Amortization of beneficial conversion feature
   of notes payable                                                  --           104,000
Amortization of stock options compensatory
   charge over service period                                        --            40,000
Stock issued upon conversion of debentures
   at $.0005 per share                                               --           544,000
Stock issued for services rendered
   at $.0007 per share                                               --             7,000
Amortization of unearned stock compensation                          --            32,000
Amortization of beneficial conversion feature
   of notes payable                                                  --           662,000
Amortization of stock options compensatory
   charge over service period                                        --            40,000
Finders fee for convertible debt issuance                            --          (130,000)
Record debt discount on notes and debentures                         --         1,068,000
Cost incurred with stock options issued for service                  --            18,000
Net loss for the year ended December 31, 2002                  (3,599,000)     (3,599,000)
                                                      -------------------   -------------
   Balances At December 31, 2002 - Forward            $       (39,807,000)  $  (1,771,000)


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

             XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                   [A DEVELOPMENT STAGE ENTERPRISE]

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                              (UNAUDITED)



                                                                       Common Stock    Unearned
                                                          Number of                   Compensation
                                                        Shares Issued   Par Value       Expense
                                                        -------------  ------------   ------------
   Balances At December 31, 2002 - Forwarded                  659,000  $     20,000   $   (158,000)

Effect of Reverse Stock Split                                    --         (19,000)          --
Stock issued upon conversion of notes at an average of
   $.0002 per share                                           422,000          --             --
Stock issued upon conversion of notes at an average
   of $.00006 per share                                       972,000          --             --
Stock issued upon conversion of notes & debentures
   at $.000025 per share                                    1,091,000          --             --
Stock issued upon conversion of notes at an average
   of $.06 per share                                          789,000          --             --
Stock issued upon conversion of notes at an average
   of $.055 per share                                          63,000          --             --
Stock issued upon conversion of notes at an average
   of $.03 per share                                       10,673,000          --             --
Stock issued upon conversion of notes at an average
   of $.0025 per share                                     49,571,000          --             --
Amortization of unearned stock compensation                      --            --          158,000
Fair value of Stock to be issued in conjunction
   with loans                                                    --            --             --
Fair value of Stock to be issued in conjunction
   with consulting                                               --            --             --
Issuance of warrants                                             --            --             --
Beneficial conversion feature of loans                           --            --             --
Net loss for the year ended December 31, 2003                    --            --             --
                                                        -------------  ------------   ------------
   Balances At December 31, 2003 - Forward                 64,240,000  $      1,000   $       --

                                                                       Deficit Accumulated
                                                          Additional         During              Total
                                                           Paid-in        Development        Stockholders'
                                                           Capital           Stage             [Deficit]
                                                         ------------  -------------------   -------------
   Balances At December 31, 2002 - Forwarded             $ 38,174,000  $       (39,807,000)  $  (1,771,000)

Effect of Reverse Stock Split                                  19,000                 --              --
Stock issued upon conversion of notes at an average of
   $.0002 per share                                           254,000                 --           254,000
Stock issued upon conversion of notes at an average
   of $.00006 per share                                       171,000                 --           171,000
Stock issued upon conversion of notes & debentures
   at $.000025 per share                                       84,000                 --            84,000
Stock issued upon conversion of notes at an average
   of $.06 per share                                           47,000                 --            47,000
Stock issued upon conversion of notes at an average
   of $.055 per share                                           3,000                 --             3,000
Stock issued upon conversion of notes at an average
   of $.03 per share                                          320,000                 --           320,000
Stock issued upon conversion of notes at an average
   of $.0025 per share                                        125,000                 --           125,000
Amortization of unearned stock compensation                      --                   --           158,000
Fair value of Stock to be issued in conjunction
   with loans                                                  78,000                 --            78,000
Fair value of Stock to be issued in conjunction
   with consulting                                             25,000                 --            25,000
Issuance of warrants                                        2,647,000                 --         2,647,000
Beneficial conversion feature of loans                         70,000                 --            70,000
Net loss for the year ended December 31, 2003                    --             (3,828,000)     (3,828,000)
                                                         ------------  -------------------   -------------
   Balances At December 31, 2003 - Forward               $ 42,017,000  $       (43,635,000)  $  (1,617,000)


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

             XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                   [A DEVELOPMENT STAGE ENTERPRISE]

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                              (UNAUDITED)


                                                             Common Stock            Unearned
                                                       Number of                    Compensation
                                                        Shares        Par Value        Expense
                                                    -------------   -------------  ---------------
   Balances At December 31, 2003 - Forwarded           64,240,000   $       1,000  $          --

During the 1st quarter of 2004, Stock issued upon
   conversion of notes at an average of $.0025
   per share                                          185,886,000           2,000             --
In March 2004 Stock issued pursuant to private
   placement for cash at $.07 per share                 9,143,000            --               --
In March 2004 Stock issued for services rendered
   at an average of $.12 per share                        200,000            --               --
In January 2004 Stock issued for services rendered
   and charged in prior year                              200,000            --               --
Stock of Preferred Class C issued for Ceptor
   purchase                                                  --              --               --
Beneficial conversion feature of loan                        --              --               --
Capitalization of deferred finance charges                   --              --               --
Stock sale by CepTor                                         --              --               --
Net loss for the year ended December 31, 2004                --              --               --
                                                    -------------   -------------  ---------------

   Balances At December 31, 2004                      259,669,000   $       3,000


Beneficial conversion feature of loan                        --              --               --

Net loss for the 9 months ended Sept. 30, 2005               --              --
                                                    -------------   -------------  ---------------

   Balances At September 30, 2005                     259,669,000   $       3,000  $          --
                                                    =============   =============  ===============

                                                                    Deficit Accumulated
                                                      Additional         During               Total
                                                       Paid-in          Development       Stockholders'
                                                       Capital             Stage            [Deficit]
                                                    -------------   -------------------   -------------
   Balances At December 31, 2003 - Forwarded        $  42,017,000   $       (43,635,000)  $  (1,617,000)

During the 1st quarter of 2004, Stock issued upon
   conversion of notes at an average of $.0025
   per share                                              461,000                  --           463,000
In March 2004 Stock issued pursuant to private
   placement for cash at $.07 per share                   640,000                  --           640,000
In March 2004 Stock issued for services rendered
   at an average of $.12 per share                         24,000                  --            24,000
In January 2004 Stock issued for services rendered
   and charged in prior year                                 --                    --              --
Stock of Preferred Class C issued for Ceptor
   purchase                                             4,760,000                  --         4,760,000
Beneficial conversion feature of loan                   1,500,000                  --         1,500,000
Capitalization of deferred finance charges              2,065,000                  --         2,065,000
Stock sale by CepTor                                    9,135,000                  --         9,135,000
Net loss for the year ended December 31, 2004                --             (17,606,000)    (17,606,000)
                                                    -------------   -------------------   -------------

   Balances At December 31, 2004
                                                    $  60,602,000   $       (61,241,000)  $    (636,000)

Beneficial conversion feature of loan                      78,000                  --            78,000

Net loss for the 9 months ended Sept. 30, 2005               --              (6,132,000)     (6,132,000)
                                                    -------------   -------------------   -------------

   Balances At September 30, 2005                   $  60,680,000   $       (67,373,000)  $  (6,690,000)
                                                    =============   ===================   =============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

              XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                   (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                                                        Cumulative from
                                                                                                     March 15, 1990 (date of
                                                                Nine Months ended September 30,    inception) to September 30,
                                                             -----------------------------------   ---------------------------
                                                                   2005              2004                     2005
                                                             ----------------   ----------------   ---------------------------
Cash flows from operating activities:
    Net loss                                                 $     (6,132,000)  $    (13,968,000)  $               (67,373,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Minority Interest Share of Net Loss                                --            1,233,000                          --
      Share of Net loss from unconsolidated affiliate               4,287,000               --                      13,587,000
      Depreciation                                                     77,000             90,000                     1,354,000
      Amortization                                                     51,000             51,000                       996,000
      Amortization of debt discount and beneficial
           conversion features                                      1,173,000            382,000                     4,643,000
      Amortization of warrants issued                                    --                 --                         215,000
      Value of stock and stock options issued                            --                 --                         160,000
      Unearned compensation                                              --                 --                         284,000
      Interest and compensation expense in connection
        with issuance of equity securities                               --                 --                      18,902,000
      Write down of inventories                                          --                 --                       1,344,000
      Write down of patents                                              --                 --                         517,000
      Write-off of acquired research and development costs               --                 --                            --
      Loss on investment in related party                                --            5,034,000                        89,000
     Amortization of deferred consulting charge                          --              998,000                     1,330,000
     Gain from Sale of  Affiliate's Stock                          (2,930,000)                                      (2,930,000)

    Changes in operating assets and liabilities
(Increase) decrease in:
       Other receivable                                               (17,000)           (31,000)                      (58,000)
        Inventories                                                      --                 --                      (1,339,000)
        Prepaid expenses and other current assets                    (148,000)           169,000                      (113,000)
        Other                                                            --                 --                         (20,000)
      Increase (decrease) in:
        Accounts payable                                              379,000           (143,000)                      755,000
        Other current liabilities                                        --                 --                         (35,000)
        Accrued expenses                                              135,000            221,000                     1,448,000
                                                             ----------------   ----------------   ---------------------------
Net cash flows (used in) operating activities                      (3,125,000)        (5,964,000)                  (26,244,000)
                                                             ----------------   ----------------   ---------------------------


Cash flows from (used in) investing activities:
    Patent issuance costs                                                --                 --                        (548,000)
    Cash acquired in acquisition                                                          18,000
    Purchases of equipment and leasehold improvements                (728,000)          (110,000)                   (2,892,000)
    Return of Investment in unconsolidated affiliate                3,225,000               --                       3,669,000
    Other                                                            (205,000)           (19,000)                     (213,000)
                                                             ----------------   ----------------   ---------------------------
Net cash flows from (used in) investing activities:                 2,292,000           (111,000)                       16,000
                                                             ----------------   ----------------   ---------------------------

              XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                   (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                              (continued)


                                                                                                            Cumulative from
                                                                                                         March 15, 1990 (date of
                                                                   Nine Months ended September 30,     inception) to September 30,
                                                                 -----------------------------------   ---------------------------
                                                                       2005               2004                    2005
                                                                 ----------------   ----------------   ---------------------------
Net cash flows (used in) operating activities -
    Forwarded                                                          (3,125,000)        (5,964,000)                  (26,244,000)
                                                                 ----------------   ----------------   ---------------------------

Net cash flows from (used in) investing activities -
    Forwarded                                                           2,292,000           (111,000)                       16,000
                                                                 ----------------   ----------------   ---------------------------

Cash flows from financing activities:
    Proceeds from related party loans                                     405,000               --                       2,602,000
    Proceeds from notes payable and convertible notes                   1,968,000          5,550,000                    10,591,000
    Proceeds from short term loans                                         50,000               --                       4,216,000
    Capital contribution                                                     --                 --                          95,000
    Net payments on capital leases                                        (26,000)           (17,000)                      (69,000)
    Payments on interim loans                                                --             (200,000)                     (808,000)
    Payments on notes payable - others                                 (1,709,000)           (55,000)                   (2,343,000)
    Payments on stockholder loans                                            --             (126,000)                     (773,000)
    Proceeds from issuance of capital stock                                  --            1,640,000                    12,914,000
                                                                 ----------------   ----------------   ---------------------------

    Net cash flows from financing activities:                             688,000          6,792,000                    26,425,000
                                                                 ----------------   ----------------   ---------------------------

    Net change in cash                                                   (145,000)           717,000                       197,000
Cash, beginning of periods                                                342,000            580,000                          --
                                                                 ----------------   ----------------   ---------------------------
Cash, end of periods                                             $        197,000   $      1,297,000   $                   197,000
                                                                 ================   ================   ===========================

Supplemental disclosures of cash flow information:
   Cash paid during  the periods for:
      Interest paid - related party                              $         50,000   $         44,000   $                   378,000
      Interest paid - other                                      $        547,000   $           --     $                   726,000
      Taxes                                                      $           --     $           --     $                      --

Supplemental disclosures of Non-cash financing and investing activities in 2005 and 2004:

   Net assets of Xechem India contributed to capital and
    minority interest                                            $           --     $           --     $                   118,000
   Liabilities exchanged for preferred and common stock          $           --     $           --     $                 1,270,000
   Equipment purchased through financing                         $           --     $           --     $                   134,000
   Securities issued as payment on related party note            $           --     $           --     $                    20,000
   Common stock  issued upon conversion of debentures, notes
       and related accrued interest                                          --              463,000   $                 1,600,000
  Convertible notes refinanced by notes payable                  $           --     $           --     $                   367,000
   Warrants Issued                                                           --                 --                         193,000
   Warrants Issued for services                                              --                 --                       1,330,000
   Warrants issued in conjunction with financing agreement                   --                 --                          66,000
   Beneficial Conversion Features to financing agreements        $      1,173,000   $      1,500,000   $                 4,508,000
   Common stock of subsidiary issued in conjunction with
      financing agreement                                        $           --     $        929,000   $                16,662,000
   Preferred Stock issued in Ceptor acquisition                  $           --     $      4,760,000   $                 4,760,000
  Assets acquired & Liabilities assumed in Asset acquisition:
       Long Term Debt                                            $           --     $        275,000   $                   275,000
       Prepaid Expenses                                          $           --     $         18,000   $                    18,000
       Accrued Expenses                                          $           --     $         36,000   $                    36,000


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

Sale of Affiliate's Stock: The Company follows an accounting policy of recognizing income on sales of stock by its equity investment.


[2] Basis of Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary to make the interim financials not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-KSB for the year ended December 31, 2004. The results of operations for the three and nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for a full year.

As a result of our net losses through December 31, 2004 and accumulated deficit since inception, our auditors, in their report on our financial statements for the year ended December 31, 2004, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of September 30, 2005.

For the three and nine months ended September 30, 2004, the operations of CepTor Corp. have been reflected as an affiliate in the comparative financial statements to conform to the current year's presentation.

At present, substantially all of the resources and attention of the Company are being directed toward efforts to launch its drug NICOSAN(TM)/HEMOXIN(TM) (formerly named NIPRISAN), which has shown efficacy in the treatment of Sickle Cell Disease. Xechem plans to launch the drug in Nigeria through its majority owned subsidiary, Xechem Pharmaceuticals Nigeria Ltd. in Nigeria, which is in the process of constructing a manufacturing facility on the outskirts of Abuja, Nigeria to produce the drug. Simultaneously, the Company plans to embark upon the stringent U.S. FDA approval process, which includes conducting pre-clinical and clinical trials in the United States in anticipation of the sale of the drug in this country. Substantial cash expenditures over a considerable period of time will be required to successfully launch NICOSAN(TM)/HEMOXIN(TM) and fund the cost of the clinical trials, and the Company is in the process of identifying potential sources of financing, including loans and equity infusions, that will allow it to accomplish these objectives. There can be no assurance that the necessary funds will be obtained or that the drug will be successfully launched in Nigeria or the United States.

A small portion of the costs related to the NICOSAN(TM)/HEMOXIN(TM) project were funded through cash realized from two recent financing agreements entered into by the Company:

(1) On June 17, 2005, we entered into a Securities Purchase Agreement with CepTor (the "Securities Purchase Agreement"). The Agreement provided for, among other things: (1) redemption/purchase of 2,886,563 shares of CepTor common stock from Xechem, at $0.80 per share for an aggregate purchase price of $2,309,250.40; (2) the surrender by William Pursley (the former President of Xechem and current Chairman and CEO of CepTor) of the William Pursley stock option to purchase 43,000,000 shares of Xechem's common stock; (3) restriction on sale of Xechem's remaining 500,000 shares (the "Remaining CepTor Shares"); and (4) termination of the CepTor Agreement, the First Amendment and the Second Amendment. The $2,309,250.40 in share sale proceeds have been used to retire Company debt, make debt interest payments and for working capital purposes. We had previously received $916,000 from sale of CepTor stock in the 1st quarter 2005.

Pursuant to the Securities Purchase Agreement, Xechem agreed that it would only sell the remaining CepTor Shares, which have been registered pursuant to CepTor's registration statement on Form SB-2, in such quantities as would be applicable if subject to the volume restrictions of Rule 144.

(2) In the first quarter of 2005, we entered into a series of bridge loan financing ("BLF") agreements wherein investors (including Chassman) infused approximately $1,568,000 into the company on the terms and conditions as set forth therein.

Investors purchased 1,568 units. Each such unit was comprised of $1,000 principal amount of secured convertible promissory notes and five year warrants to purchase approximately 33,333.33 shares of common stock, par value $0.00001 per share, at $0.015 per share per unit (for a total of approximately 52,266,661 shares for 1,568 units). The subscription purchase price was $1,000 per unit. The Secured Promissory Note bore a simple interest of ten percent (10%) per annum and was due December 31, 2005, subject to extensions, as described below. The Secured Promissiory Notes were convertible into approximately 104,509,259 shares of common stock. The Secured Promissory Notes were secured by our ownership of 3,386,563 shares of common stock of CepTor Corporation, a former wholly-owned subsidiary of ours.

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

We have agreed to use our best efforts to file a registration statement to register the shares of common stock underlying the warrants as soon as possible and within 90 days of the date of the agreement. There is no penalty should Xechem fail to file a registration statement within 90 days.

(3) Pursuant to the BLF described in item 2 above, Chassman extended the maturity of the debt then currently due to her (approximately $2,650,000 plus accrued interest) to December 31, 2006. At the time of the BLF the debt was convertible into Company common stock at $.015 per share conversion price and no conversion could be effected if it would result in Chassman's ownership of 5% or more of the Company's outstanding common stock. In addition, the vested portion of the 30,000,000 warrants related to Chassman's prior funding of the Company (approximately 14,000,000 warrants) were to be issued immediately, in tranches dated to coincide with the prior funding by Chassman. The warrants contain a cashless exercise period and are subject to a limitation on exercise that after giving effect to any exercise Chassman shall not own 5% or more of the Company's outstanding common stock. The unvested portion (approximately 16,000,000 warrants) of the 30,000,000 warrants were cancelled.

After repayment (including by conversion) of the bridge financing, two-thirds of the sale proceeds of CepTor common stock were required to be applied to retire the debt due to Chassman, with the remainder available to the Company. The portion of the debt secured by the Bristol Myers litigation proceeds continued to be so secured and was to be repaid last out of CepTor common stock sale proceeds. (4) In the third quarter of 2005, we entered into a second bridge loan financing agreement ("BLF2") wherein investors (including Chassman) infused $1,000,000 with the opportunity to infuse an additional $500,000 into the Company on the terms and conditions summarized herein.

The investors have funded at September 30, 2005 and cumulatively to date, $400,000 and $1,000,000, respectively. Subject to the Company's right to decline to receive the infusion, an additional $500,000 may be invested by the investors on a best efforts basis. If the Company's allocation of tax credits for the fiscal year 2004 from the State of New Jersey is less than $500,000, the investors shall advance the difference between such allocation and $500,000 in the form of convertible notes. The Unsecured Convertible Promissory Note issued by the Company to investors bears a simple interest of 8% per annum and is due April 2007. The Unsecured Convertible Promissory Note is convertible at the rate of $0.05 per share prior to February 1, 2006. Subsequently to February 1, 2006, the Note is convertible at the rate of $0.005 per share or approximately 200 million shares. For each $100,000 of the first $1,000,000 of Notes funded, the Company will issue 1,500,000 shares of its common stock to the investors funding the same for an aggregate issuance of 15 million shares, and the maturity dates were extended to April 2007.

At the closing of the Notes, the conversion price on all previously existing and outstanding loans (principal and interest) owing from the Company to Chassman and investors was reset to $0.005 per share, and the maturity dates were extended to April 2007.

(5) Xechem Nigeria is in negotiations with UPS Capital Business Credit to obtain financing in the sum of $8,445,338 for our pharmaceutical project in Nigeria. The loan facility proposal is being processed under the Loan Guarantee Program of the Export-Import Bank of the United States ("Ex-Im Bank"). Financialbridge, Inc. has been engaged as financial consultants to facilitate the consummation of the Ex-Im Bank loan. In October 2004, Ex-Im Bank issued to Xechem Nigeria a Letter of Interest expressing its support for the proposed loan, subject to, among other things, the procurement by Xechem Nigeria of a suitable Nigerian bank guarantee in the amount of the proposed loan from an identified Nigeria-based bank. That Letter of Interest expired in October 2005. A new Letter of Interest has been obtained and is scheduled to expire in May 2006.

As of September 30, 2005, the Company has been unsuccessful in identifying an institution to provide the required guarantee for this loan. Xechem has decided to seek to syndicate the loan guarantee and is in the process of trying to identify Nigeria-based financial institutions to participate as a member of a Nigerian Bank Syndicate that will collectively guarantee the Ex-Im Bank loan. Should that occur and the loan be processed and made available to Xechem Nigeria, the funds would be used, in part, to reimburse Xechem for funds advanced to Xechem Nigeria in connection with the Nigerian project and in part to defray the ongoing costs associated with the completion of the project, all as and to the extent consistent with the Ex-Im Bank parameters. Should the loan not be consummated for any reason, Xechem will look to other sources of public and private funds to replace those that otherwise would have come from Ex-Im. Xechem cannot predict the likelihood of the Ex-Im Bank loan being consummated or of its ability to identify alternative sources of funds should the loan fail to materialize.

We have financed research and development activities principally through capital contributions and loans made by our stockholders, other investors, banks, and through funds received from the sale of State of New Jersey NOL's (net operating losses) through the New Jersey State Tax Credit Transfer program.

We are in the process of finalizing testing and formulation of NICOSAN(TM)/HEMOXIN(TM) (formerly named NIPRISAN), a drug used for the treatment of sickle cell disease. We hope to commence the commercial launch of the drug in Nigeria on a limited basis by late 2005 or early 2006 and to begin the pre-clinical and clinical trials for the drug as required for eventual FDA approval in the United States. We commenced construction of our own manufacturing facility in Nigeria in 2004, with current plans to begin production on a limited basis in late 2005 and for sales to begin in Nigeria in late 2005 or early 2006.

Although our Research & Development (R&D) and General & Administration (G&A) expenses have decreased for the three and nine months ended September 30th, 2005, we expect them to increase in the later part of 2005 and in 2006 with our proposed launching of NICOSAN(TM) in Nigeria and the clinical testing and trials of HEMOXIN(TM) in the United States. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

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


(3) Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


[4] Investments in Unconsolidated Affiliates

In January 2004, we issued 6,000 Class C Series 7 Preferred Stock to the former shareholders of CepTor Corporation in connection with the merger of CepTor Corporation into a wholly-owned subsidiary of the Company.

In December 2004 through a series of mergers, CepTor Corporation emerged as a stand alone, independent company, and we owned 3,898,213 shares of common stock or 51.3% of CepTor. Under terms of the CepTor Agreement, we had previously sold back to CepTor 511,650 shares cumulatively for $1,279,125 (366,580 shares or $916,450 of which was sold in the 1st quarter of 2005). On June 17, 2005, we entered into a Securities Purchase Agreement with CepTor Corporation (the "Securities Purchase Agreement"). The Agreement provided for, among other things: (1) redemption/purchase of 2,886,563 shares of CepTor common stock from Xechem, at $0.80 per share for an aggregate purchase price of $2,309,250; (2) the surrender by William Pursley (the former President of Xechem and current Chairman and CEO of CepTor) of the William Pursley stock option to purchase 43,000,000 shares of Xechem's common stock; (3) restriction on sale of Xechem's remaining 500,000 shares; and (4) termination of the CepTor Agreement, the First Amendment and the Second Amendment. Pursuant to the Securities Purchase Agreement, Xechem agreed that it would only sell the remaining CepTor shares, which are being registered pursuant to CepTor's registration statement on Form SB-2, in such quantities as would be applicable if subject to the volume restrictions of Rule 144. On January 1, 2005, we owned 3,898,213 shares of common stock or 51.3% of CepTor, which was reduced to 3,386,563 shares of common stock or approximately 29.4% of CepTor by the end of first quarter 2005. On June 17th, 2005 we sold an additional 2,886,563 shares of common stock of CepTor that reduced our ownership to 500,00 shares of common stock or approximately 4% of CepTor and switched from equity to cost method of accounting. At September 30, 2005, we own 500,000 shares of CepTor stock or approximately 4% issued and outstanding shares of common stock (See Note 2).

The Company's investment balance in CepTor, under the equity method, is presented in the following table:

                                         September 30,    December 31,
                                              2005             2004
                                         -------------   -------------
Total Investment at inception            $   4,760,000   $   4,760,000
Capital contributed thru sale of CepTor      9,135,000       9,135,000
Return of capital                           (3,238,000)        (12,000)
Gain on Sale of CepTor stock                 2,930,000            --
Cumulative equity method loss              (13,587,000)     (9,300,000)
                                         -------------   -------------
    Equity method investment balance           $ - 0 -   $   4,583,000
                                         =============   =============


The following amounts represent certain operating data of the Company's 4% owned investment in CepTor Corporation and is accounted for in the equity method and not consolidated for financial reporting purposes. Under the equity method, the Company reported a loss for the nine months ended September 30, 2005 and cumulatively of $4,287,000 and $13,589,000, respectively (See Note 2):

                             Nine months ended
                            September 30, 2005
                            ------------------
Revenues                    $             --
Research & Development               6,124,000
General and Administrative           2,958,000
Other Operating Expenses               312,000
                            ------------------
Net Loss                            (9,394,000)
                            ------------------
Net Loss Available          $      (18,558,552)
                            ==================

The following amounts are from the balance sheet of the Company's 4% interest in CepTor Corporation:

                                              As of                As of
                                       September 30, 2005    December 31, 2004
                                       ------------------   ------------------
Current Assets                         $          264,000   $        1,439,000
Non-Current Assets                                 79,000               79,000
                                       ------------------   ------------------
Total Assets                           $          343,000   $        1,518,000
                                       ==================   ==================


Current Liabilities                    $        2,558,000   $        2,010,000
Non-Current Liabilities                           344,000               57,000
Share Holder's Equity [Deficit]                (2,559,000)            (549,000)
                                       ------------------   ------------------
Total Liabilities & Shareholder's
 Equity [Deficit]                      $          343,000   $        1,518,000
                                       ==================   ==================

[5]  Convertible Notes

Convertible notes consists of the following:

                                September 30,   December 31,
                                     2005           2004
                                -------------  -------------
Unsecured Convertible Notes     $   3,000,000  $   3,000,000
Less Unamortized Debt Discount      2,026,000      2,629,000
                                -------------  -------------

      Convertible Notes         $     974,000  $     371,000
                                =============  =============


In April 2004, we executed definitive documents with Alembic Limited, which included a commitment to loan $3,000,000 to us. The entire $3,000,000 of the loan amount has been funded and accrued interest of $60,000 and $115,400 for the three and nine months ended September 30, 2005 as compared to accrued interest of approximately $39,400 and $51,400, respectively, for the three and nine months ended September 30, 2004. The note has an interest rate of 8% per annum and matures April 2008. The loan is convertible into our common stock, with a maximum discount of 60% of FMV. The intrinsic value of the beneficial conversion feature of $3,000,000 on the debt funded as of December 31, 2004 has been allocated to paid in capital. This resulting debt discount is being amortized over the life of the debt on the straight-line basis. We have incurred a charge to our statement of operations of $597,000 and $168,000 for the nine months ended September 30, 2005 and 2004, respectively. Pursuant to the terms of the Alembic Agreements we have a contractual commitment to issue them a fifteen percent (15%) ownership interest in Xechem Nigeria and a percentage of Xechem Nigeria's revenues.

Alembic has notified Xechem of its dissatisfaction with the Company's progress on the Xechem Nigeria project and has expressed its desire to be paid in full immediately. Xechem is not aware of any legal basis for Alembic demanding repayment prior to maturity and believes it is current and in compliance with the loan. Alembic may seek to establish a basis for accelerating payment on the loan and there is no assurance that it would not be successful in doing so. Xechem is in discussions with Alembic in an effort to resolve the dispute amicably.

[6] Notes Payable

Notes Payable consists of the following:
                               September 30,    December 31,
                                   2005            2004
                               -------------   -------------
Secured Notes Payable (A)      $   1,134,000   $   1,134,000
Unsecured Loan (B)                 2,659,000       2,800,000
Unsecured Loan (C)                   400,000           - 0 -
Less Debt Discount                   (78,000)       (570,000)
                               -------------   -------------
Total Notes Payable                4,115,000   $   3,364,000
Less Current Portion               3,715,000       3,364,000
                               -------------   -------------
Total Long Term Notes Payable  $     400,000         $ - 0 -
                               =============   =============


A) During 2002, we issued convertible notes totaling $367,000, which was increased by an additional funding of $767,000 by certain investors during the twelve months ended December 31, 2003, at which time debentures were converted into term notes. The new term notes bearing simple interest at 8% per annum, due on the earliest to occur of the settlement, dismissal or final adjudication of the Bristol-Myers Squibb lawsuit (the "BMS Lawsuit"), plus additional interest equal to forty percent (40%) with respect to the BMS Lawsuit, subject to an adjustment factor of the net recovery to us (after deduction of legal fees and costs). We have granted the term loan holders a partial security interest in the BMS lawsuit. Subject to the Note restructuring, these notes will be due on April 2007. As of September 30, 2005 we accrued interest of approximately $229,000 associated with this loan. The Bristol-Myers-Squibb lawsuit seeks damages due to alleged anticompetitive actions by Bristol-Myers-Squibb in connection with its activities related to paclitaxel. Our lawsuit was initially dismissed in 2003 on statute of limitations grounds. Following our appeal of the dismissal, in September 2004, the U.S. Court of Appeals for the Seventh Circuit reversed the District Court opinion and determined that the basis for dismissal was improper. It reinstated and remanded the case to the District Court. [See Note 10 (Legal Proceedings)].

B) For the period ending March 31, 2005 we had received $1,000,000 and $3,800,000, respectively, for the quarter and cumulatively. On June 17, 2005 CepTor purchased/redeemed 2,886,563 shares of CepTor common stock from Xechem, at $0.80 per share for an aggregate purchase price of $2,309,250. We used a portion of the proceeds ($1,616,171) to pay and satisfy in full the total bridge loan principal ($1,567,639) and pay interest ($48,532) due under the Bridge Notes. We also used a portion of the proceeds ($141,168) to reduce the Chassman unsecured loan of $2,800,000 to $2,659,000. As of September 30, 2005 we have a balance of $2,659,000 from this loan and recorded $59,000 in accrued interest. This agreement has not been signed in its final form; however, the Company and the investor do not anticipate any material differences from the facts stated above.

C) The Company entered into a $1,500,000 Bridge Loan and Debt Restructuring Agreement on August 25, 2005, with Ms. Chassman ("Chassman") and certain other investors introduced to the Company through Chassman ("the Investors").

On September 30, 2005, the parties entered into an amendment to the Term Sheet (the "Amended Term Sheet")

Pursuant to the Amended Term Sheet, Chassman and the Investors have agreed to invest $1,500,000 into the Company. As of September 30, 2005, the Investor had funded $400,000 and an additional $600,000 was funded in October 2005 to bring the total to $1,000,000. Unless the Company indicates otherwise, the Investors have agreed on a best efforts basis to invest an additional $500,000 in three equal tranches on November 1, 2005, December 1, 2005 and January 1, 2006. If the Company's allocation of tax credits for fiscal year 2004 from the State of New Jersey is less than $500,000, the Investors shall advance the difference between such allocation and $500,000 in the form of convertible notes. The note has an interest rate of 8% per annum and matures in April 2007.

For each $100,000 of the first $1,000,000 of notes funded, the Company will issue 1,500,000 shares of its $0.00001 par value per share common stock to the investor funding same (prorated for fractional amounts) for the aggregate issuance of 15,000,000 shares. As of September 30, 2005, 6,000,000 shares were vested and due to the investor. To date, these shares have not been issued. The intrinsic value of the beneficial conversion feature of approximately $78,000 has been allocated to paid-in capital and this resulting debt discount is being amortized on a straight-line basis over the term of the note.

The notes are convertible into the Company's common stock. Prior to February 1, 2006, the notes and accrued interest are convertible at the rate of $0.05 per share. From February 1, 2006 and thereafter, the notes and accrued interest are convertible at the rate of $0.005 per share. For the three months ended September 30, 2005, $400,000 has been funded and accrued interest totaling $1,900. During October 2005, an additional $600,000 of the loan funded, for a total as of October 31, 2005 of $1 million.


[7] Notes Payable

During the three and nine months ended September 30, 2005, three non-related parties loaned to the Company a total of $10,000 and $50,000, respectively, for one year with an interest rate of 8%. The individuals also received five year stock options to purchase a total of 1,200,000 shares of common stock at $.01 per share. Cumulatively, five non-related parties loaned $65,000 to the Company and 1,500,000 stock options have been issued to these parties. At September 30, 2005, we had accrued interest totaling $1,400 and $5,200 for the quarter and cumulatively.


[8] Notes Payable to Related Parties

During the nine months ended September 30, 2005, we made no payments to reduce the outstanding December 31, 2004 principal of $816,000. During the three and nine months ended September 30, 2005, three and six additional loans totaling $220,000 and $405,000, respectively, were made to the Company for one year with interest rates ranging from 8% to 12%. The individuals also received five year stock options to purchase 12,100,000 shares of common stock at market prices ranging from $.01 to $.0115 per share. As of September 30, 2005, we had accrued interest totaling $4,900 and $232,000 for the quarter and cumulatively, to related parties.

Notes Payable - Related Party consists of the following:

                                              As of              As of
                                       September 30, 2005   December 31, 2004
                                       ------------------  ------------------

Loans Payable - Dr. Renuka Misra       $          448,000  $          298,000
Loans Payable - Beverly Robbins                   390,000             190,000
Loans Payable - Xechem China                      140,000             140,000
Loans Payable - Employee                           20,000               - 0 -
Loans Payable - Dr. Pandey                        125,000             125,000
Loans Payable - Family Members
 of Dr. Pandey                                     83,000              63,000
                                       ------------------  ------------------

Subtotal                               $        1,206,000  $          816,000
Less Debt Discount                                   --                  --
                                       ------------------  ------------------

Total Notes Payable                    $        1,206,000  $          816,000
Less Current Portion                            1,206,000             518,000
                                       ------------------  ------------------

         Total Long-Term
          Notes Payable                $            - 0 -  $          298,000
                                       ==================  ==================

[9] Line of Credit

The $55,000 loan represents borrowing against a $60,000 line-of-credit at an interest rate of 8.75% per annum from the Bank of New York. The minimum monthly payment is deducted automatically from our bank account every month. The line-of-credit is renewed annually.


[10] Legal Proceedings

We filed an anti-trust lawsuit against Bristol-Myers Squibb (BMS) on March 17, 2003, to secure damages, injunctive and other equitable relief for BMS's alleged violations of federal and state antitrust laws. The case, filed in the United States District Court, Northern District of Illinois, arises out of BMS's allegedly unlawful maintenance of a monopoly over the United States market for paclitaxel based anti-cancer drugs.

Our lawsuit alleges that BMS is liable for violation of Section 2 of the Sherman Act (15 USC 2). We are seeking an award in damages in the sum of at least $50 million dollars and said damages to be trebled to at least $150 million dollars. The case was initially dismissed on statute of limitations grounds in late 2003, and we filed an appeal of the dismissal with the U.S. Court of Appeals for the Seventh Circuit. On September 23, 2004 the U.S. Court of Appeals for the Seventh Circuit determined that the basis for dismissal was improper and reversed the District Court opinion . It reinstated and remanded the case to the District Court. The case is presently in the discovery stage. In connection with the BMS litigation, the Company has recently assessed approximately $30,000 in fees and costs due to Xechem's failure to timely deliver certain information requested in discovery of the lawsuit, occasioned in large part due to the server difficulties of the Xechem computer. The fine, originally due no later than November 7, 2005, is currently on hold pending further rulings by the District Court. The Company has reserved the funds to make such payment. There can be no assurances as to the outcome of this lawsuit.

[11] Net Income (Loss) Per Share

Net income (loss) per share is presented under SFAS No. 128 "Earnings Per Share." Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. Under SFAS No. 128, net income per share is computed by dividing net income available to common stock shareholders by the weighted average share of common stock outstanding for the period and including dilution that would occur upon the exercise of conversion of all dilutive securities into common stock. As of September 30, 2005, the potentially dilutive securities totaled approximately 1.789 billion shares of common stock.

[12]  Stock Options and Warrants

Options - During the nine months ended September 30, 2005 and 2004, 24,326,000 and 0 options were granted, respectively.


Warrants - In February 2005, in connection with certain Bridge Loan Financing Agreements, we granted 5-year warrants to purchase 52.3 million shares of our common stock at an exercise price of $0.015 per share. This funding was completed in March 2005. (see Note 2).



[13]  Common Stock

In the three months ended September 30, 2005, the Company established a Sickle Cell Advisory Board to assist management in creating public awareness of Xechem's efforts to bring an effective treatment for Sickle Cell Disease to market in the United States. Members will collectively receive up to a total of 20,000,000 shares of Xechem common stock in consideration for their service. The Company has not issued any shares as of September 30, 2005.

[14] Stock-Based Compensation

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

Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. 23,926,000 and 0 options were issued and exercised during the nine months ended September 30, 2005 and 2004, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                 September 30,
                                              ---------------------------   ---------------------------
                                                   2005          2004           2005           2004
                                                   ----          ----           ----           ----
                                              ------------   ------------   ------------   ------------
Net Income (loss), as reported                $ (1,242,000)  $ (2,703,000)  $ (6,132,000)  $(13,968,000)

Stock-based employee compensation
expense under fair
    value method, net of related tax effects             0              0              0              0
                                              ------------   ------------   ------------   ------------

Pro forma net income (loss)                   $ (1,242,000)  $ (2,703,000)  $ (6,132,000)  $(13,968,000)
                                              ============   ============   ============   ============

Income (loss) per share:
         Basic, as reported                   $      (0.00)  $      (0.01)  $       (.02)  $      (0.07)
         Basic, pro forma                     $      (0.00)  $      (0.01)  $       (.02)  $      (0.07)
                                              ============   ============   ============   ============


[15]  New Authoritative Pronouncements

In December 2004, FASB issued Statement of FAS No. 123(R), Share-Based Payment. FAS 123(R) is a revision of FAS 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. On April 14, 2005, the Securities and Exchange Commission announced a new rule, which amended the compliance dates for FAS 123(R). The new rule allows companies to implement FAS 123(R) at the beginning of their next fiscal year after June 15, 2005. The Company has decided to implement FAS 123(R) on January 1, 2006. The Company is aware that the awarding of stock options along with the adoption of FAS 123(R) in January of 2006 might have a material effect on the Company's financial position or results of operations in the future.

In May 2005, FASB issued FASB 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement replaces APB Opinion No. 20, Accounting Changes and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. FASB 154 changes the requirements for the accounting for and the reporting of a change in the accounting principle. FASB 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instances that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transaction provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

Results of Operations


The Nine months Ended September 30, 2005 vs. The Nine months Ended September 30, 2004

      The following table sets forth certain statement of operations data for the cumulative period from inception (March 15, 1990) to September 30, 2005 and for each of the nine months ended September 30, 2005 and September 30, 2004.

                                                                 Cumulative
                                           Nine months Ended    Inception to
                                             September 30,      September 30,
                                           2005       2004
                                            (in thousands)           2005

Revenue                                 $       4   $     121   $       2,119
Research and Development Expense        $     665   $   1,499   $      14,206
General and Administrative Expenses     $   2,240   $   3,349   $      23,337
Writedown of Inventory And Intangibles  $    --     $    --     $       1,861
Loss from Operations                    $  (2,901)  $  (4,727)  $     (37,285)
Other Income (Expense)                  $  (3,231)  $  (9,241)  $     (32,158)
Net Loss before Income Taxes            $  (6,132)  $ (13,968)  $     (69,443)
Income Tax Benefit                      $    --     $    --     $       2,070
Net Loss before Income Taxes            $  (6,132)  $ (13,968)  $     (67,373)


Revenue

We had revenues of $4,000 for the nine months ended September 30, 2005 a decrease of $117,000 or 97% as compared to the nine months ended September 30, 2004. In the nine months ended September 30, 2004, we had employees providing consulting services to third-party entities and those employees are no longer with us and we are no longer providing those consulting services

Research and Development

Our research and development expenditures have been directed primarily toward the development of our new Sickle Cell treatment drug NIPRISAN (new names NICOSAN(TM)/HEMOXIN(TM)), which is being developed by our majority owned subsidiary, Xechem Nigeria. Our research and development expenditures are also made in conjunction with the development of compounds to make niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection.

In the nine months ended September 30, 2005, our research and development expenditures decreased by $834,000 to $665,000. In the nine months ended September 30, 2005, our costs associated with the development of our Sickle Cell Disease drug NICOSAN(TM) totaled $292,000, a decrease of $660,000, as compared to the same period for 2004. Our consulting fees, depreciation expense and professional development fee for the nine months ended September 30, 2005 decreased by approximately $154,000, $9,000 and $15,000 respectively. Our salaries, repairs and maintenance, purchase discount and other expenses increased by approximately $5,000, $8,000, $16,000 and $7,000 respectively.

We anticipate expenses to increase for the latter part of 2005 with our proposed launching of NICOSAN(TM) in Nigeria in late 2005 or early 2006 and the clinical testing and trials of HEMOXIN(TM) in the United States. In order to pursue these activities, we must obtain additional financing. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

General and Administrative

General and administrative expenses decreased $1,109,000 for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Our consulting fees, salaries, director & officer insurance, advertising, private placement cost, travel, professional services, accounting fees, and other expensesfor the nine months ended September 30, 2005 decreased by approximately $945,000, $87,000, $13,000, $116,000, $137,000, $45,000, $47,000,
$30,000, and $35,000 respectively. Our medical & property insurance, rent, and legal fee for the nine months ended September 30, 2005 increased by approximately $54,000, $42,000 and $250,000 respectively.

Total interest expense increased approximately $1,031,000 for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase was the result of additional debt incurred in 2005.

In June 2005, CepTor purchased/redeemed 2,886,563 shares of CepTor common stock from Xechem at $.80 per share for an aggregate purchase price of $2,309,000. In the first quarter 2005, we sold to CepTor 366,580 shares for $916,000. The cumulative sales of CepTor common stock totaling $3,669,000 resulted in a gain from the sale of CepTor common shares of $2,928,000. This was offset by our share of CepTor's net loss of $4,287,000 for the nine months ended September 30, 2005. In the nine months ended September 30, 2004, we had a $468,000 offset against expenses for a minority interest share of net loss related to CepTor Corporation.

For the nine months ended September 30, 2005 our share of net loss from CepTor stock was $4,287,000, calculated on the basis of our approximately 4% ownership, as compared to $8,293,000 for the nine months ended September 30, 2004, calculated on the basis of 100% ownership.

We anticipate expenses to increase for the remainder 2005 and early 2006 with our proposed launching of NICOSAN(TM) in Nigeria and the commencement of clinical testing and trials of HEMOXIN(TM) in the United States. We anticipate that general and administrative expenses will increase, with the expansion of our operations and marketing efforts. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. The exact number and nature of persons hired and our expenses for such persons will depend on many factors, including the capabilities of those persons who seek employment with us and the availability of additional funding to finance these efforts.

We expect to incur continued costs related to the proposed launching of NICOSAN(TM) in Nigeria and the clinical testing and trials of our new drug HEMOXIN(TM) in the United States. In order to pursue these activities, we must obtain additional financing. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

Liquidity and Capital Resources; Plan of Operations

On September 30, 2005, we had cash and cash equivalents of $197,000, negative working capital of $6,738,000 and stockholders' deficit of $6,690,000.

As a result of our net losses through December 31, 2004 and accumulated deficit since inception, our accountants, in their report on our financial statements for the year ended December 31, 2004, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of September 30, 2005. With respect to NICOSAN(TM)/HEMOXIN(TM), the Company is planning for the commercial launch of the drug in Nigeria on a limited basis by late 2005 or early 2006 and to begin pursuit of the pre-clinical and clinical trials in the United States as required for Food and Drug Administration (FDA) approval. These planned activities are entirely dependent on additional finances that the Company is in the process of seeking to identify. There can be no assurances that the required funding will be obtained or that the Company will succeed in its efforts to launch the drug in Nigeria or the United States.


(1) On June 17, 2005, we entered into a Securities Purchase Agreement with CepTor (the "Securities Purchase Agreement"). The Agreement provided for, among other things: (1) redemption/purchase of 2,886,563 shares of CepTor common stock from Xechem, at $0.80 per share for an aggregate purchase price of $2,309,250.40; (2) the surrender by William Pursley (the former President of Xechem and current Chairman and CEO of CepTor) of the William Pursley stock option to purchase 43,000,000 shares of Xechem's common stock; (3) restriction on sale of Xechem's remaining 500,000 shares (the "Remaining CepTor Shares"); and (4) termination of the CepTor Agreement, the First Amendment and the Second Amendment. The $2,309,250.40 in share sale proceeds have been used to retire Company debt, make debt interest payments and for working capital purposes. We had previously received $916,000 from sale of CepTor stock in the 1st quarter 2005.

Pursuant to the Securities Purchase Agreement, Xechem has agreed that it would only sell the remaining CepTor Shares, which have been registered pursuant to CepTor's registration statement on Form SB-2, in such quantities as would be applicable if subject to the volume restrictions of Rule 144.

(2) In the first quarter of 2005, we entered into a series of bridge loan financing ("BLF") agreements wherein investors (including Chassman) infused approximately $1,568,000 into the company on the terms and conditions as set forth therein. Investors purchased 1,568 units. Each such unit was comprised of $1,000 principal amount of secured convertible promissory notes and five year warrants to purchase approximately 33,333.33 shares of common stock, par value $0.00001 per share, at $0.015 per share per unit (for a total of approximately 52,266,661 shares for 1,568 units). The subscription purchase price was $1,000 per unit. The Secured Promissory Note bore a simple interest of ten percent (10%) per annum and was due December 31, 2005, subject to extensions, as described below. The Secured Promissiory Notes were convertible into approximately 104,509,259 shares of common stock. The Secured Promissory Notes were secured by our ownership of 3,386,563 shares of common stock of CepTor Corporation, a former wholly-owned subsidiary of ours.

On June 17, 2005, CepTor purchased/redeemed 2,886,563 of CepTor common stock from Xechem, at $0.80 per share for an aggregate purchase price of $2,309,250. Xechem used a portion of the proceeds ($1,616,171) to pay and satisfy in full the principal ($1,567,639) and interest ($48,532) due under the Bridge Notes. The Bridge Notes and the Stock Pledge and Escrow Agreement were terminated as part of the repayment. Chassman and the remaining bridge lenders continue to hold warrants to purchase 52,254,600 shares of common stock pursuant to the bridge loan financing.

We have agreed to use our best efforts to file a registration statement to register the shares of common stock underlying the warrants as soon as possible and within 90 days of the date of the agreement. There is no penalty should Xechem fail to file a registration statement within 90 days.

(3) Pursuant to the BLF described in item 2 above, Chassman extended the maturity of the debt then due to her (approximately $2,650,000 plus accrued interest) to December 31, 2006 (since extended to April 30, 2007). At the time of the BLF, the debt was convertible into Company common stock at $.015 per share conversion price and no conversion could be effected if it would result in Chassman's ownership of 5% or more of the Company's outstanding common stock. In addition, the vested portion of the 30,000,000 warrants related to Chassman's prior funding of the Company (approximately 14,000,000 warrants) were to be issued immediately, in tranches dated to coincide with the prior funding by Chassman. The warrants contain a cashless exercise period and are subject to a limitation on exercise that after giving effect to any exercise Chassman shall not own 5% or more of the Company's outstanding common stock. The unvested portion of the 30,000,000 warrants were cancelled. After repayment (including by conversion) of the bridge financing, two-thirds of the remaining sale proceeds of CepTor common stock resulting from sales by the Company were to be applied to retire the debt due to Chassman, with the remainder available to the Company. The portion of the debt secured by the Bristol Myers litigation proceeds continued to be so secured, to be repaid last out of CepTor common stock sale proceeds. (4) In the third quarter of 2005, we entered into a second bridge loan financing agreement ("BLF2") wherein investors (including Chassman) infused $1,000,000 into the Company, with the opportunity to infuse an additional $500,000 on the terms and conditions described below.
The Investors have funded at September 30, 2005 and cumulatively to date, $400,000 and $1,000,000, respectively. Subject to Company permission, an additional $500,000 may be invested by the investors on a best efforts basis. If the Company's allocation of tax credits for the fiscal year 2004 from the State of New Jersey is less than $500,000, the investors shall advance the difference between such allocation and $500,000 in the form of convertible notes. The Unsecured Convertible Promissory Note bears a simple interest of 8% per annum and is due April 2007. The Unsecured Convertible Promissory Note is convertible at the rate of $0.05 per share prior to February 1, 2006. Subsequent to February 1, 2006, the Note is convertible at the rate of $0.005 per share or approximately 200 million shares.

(5) Xechem Nigeria is in negotiations with UPS Capital Business Credit to obtain financing in the sum of $8,445,338 for our pharmaceutical project in Nigeria. The loan facility proposal is being processed under the Loan Guarantee Program of the Export-Import Bank of the United States ("Ex-Im Bank"). Financialbridge, Inc. has been engaged as financial consultants to facilitate the consummation of the Ex-Im Bank loan. In October 2004, Ex-Im Bank issued to Xechem Nigeria a Letter of Interest expressing its support for the proposed loan, subject to, among other things, the procurement by Xechem Nigeria of a suitable Nigerian bank guarantee in the amount of the proposed loan from an identified Nigeria-based bank. That Letter of Interest expired in October 2005. A new Letter of Interest has been obtained and is scheduled to expire in May 2006.

As of September 30, 2005, the Company has been unsuccessful in identifying an institution to provide the required guarantee for this loan. Xechem has decided to seek to syndicate the loan guarantee and is in the process of trying to identify Nigeria-based financial institutions to participate as a member of a Nigerian Bank Syndicate that will collectively guarantee the Ex-Im Bank loan. Should that occur and the loan be processed and made available to Xechem Nigeria, the funds would be used, in part, to reimburse Xechem for funds advanced to Xechem Nigeria in connection with the Nigerian project and in part to defray the ongoing costs associated with the completion of the project, all as and to the extent consistent with the Ex-Im Bank parameters. Should the loan not be consummated for any reason, Xechem will look to other sources of public and private funds to replace those that otherwise would have come from Ex-Im. Xechem cannot predict the likelihood of the Ex-Im Bank loan being consummated or of its ability to identify alternative sources of funds should the loan fail to materialize.

We have financed research and development activities principally through capital contributions and loans made by our stockholders, other investors, banks, and through funds received from the sale of State of New Jersey NOL's (net operating losses) through the New Jersey State Tax Credit Transfer program.

We are in the process of finalizing testing and formulation of NICOSAN(TM)/HEMOXIN(TM) (formerly named NIPRISAN), a drug used for the treatment of sickle cell disease. We hope to commence the commercial launch of the drug in Nigeria on a limited basis by late 2005 or early 2006 and to begin the pre-clinical and clinical trials for the drug as required for eventual FDA approval in the United States. We commenced construction of our own manufacturing facility in Nigeria in 2004, with current plans to begin production on a limited basis in late 2005 and for sales to begin in Nigeria in late 2005 or early 2006.

Although our Research & Development (R&D) and General & Administration (G&A) expenses have decreased for the three and nine months ended September 30th, 2005, we expect them to increase in the later part of 2005 and in 2006 with our proposed launching of NICOSAN(TM) in Nigeria and the commencement of clinical testing and trials of HEMOXIN(TM) in the United States. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

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

Item 3. Control and Procedures

Evaluation of Disclosure Controls and Procedure

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer/chief financial officer, as of September 30, 2005, and have concluded that as of September 30, 2005, these disclosure controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that we file with or submit to the United States Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.


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


      Item  1. Legal Proceedings - None



      Item  2. Changes in Securities - None


      Item  3. Defaults Upon Senior Securities - None

      Item  4. Submission of Matters to a Vote of Security Holders - None

      Item  5. Other Information - None

      Item  6. Exhibits

               10.1 Term Sheet for $1,000,000 Bridge Loan and Debit Restructuring Agreement, dated August 25, 2005((1)).

               10.2 Amended Term Sheet for $1,500,000 Bridge Loan (Subject to Increase) and Debt Restructuring Agreement, dated September 30, 2005((2)).

               31 Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32 Certification Pursuant to 18 U.S.C., Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------------------
(1) Incorporated by reference from Current Report on Form 8-K filed with the SEC on August 31, 2005 (SEC File No. 000-23788).
(2) Incorporated by reference from Current Report on Form 8-K filed with the SEC on October 5, 2005 (SEC File No. 000-23788).

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             XECHEM INTERNATIONAL, INC.


             Date:  November 18, 2005



                           /s/  Ramesh C. Pandey
                           ---------------------------------------

                           Ramesh C. Pandey, Ph.D.

                           Chairman/Chief Executive Officer