Form 10KSB
period 2005-12-31
XECHEM INTERNATIONAL INC
filed 2006-04-17
CIK 919611

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                 |_| 13 OR 15(D) OF THE TRANSITION REPORT UNDER
                     SECTION SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                         Commission File Number 0-23788

                           XECHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

                 (Name of small business issuer in its charter)

             Delaware                                    22-3284803
-----------------------------------          -----------------------------------
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
                (Issuer's telephone number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-----------------------------------    -----------------------------------------

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

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. YES |_| NO |X|

      State issuer's revenues for its most recent fiscal year. $6,000. State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$12,259,600 as of April 5, 2006.

The number of shares outstanding of our Common Stock was 882,002,551 as of April 5, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

      None.

      Transitional Small Business Disclosure Format: Yes |_| No |X|

                                TABLE OF CONTENTS
                                                                                                       PAGE

Item 1.   Description of Business.........................................................................1
Item 2.   Description Of Property........................................................................23
Item 3.   Legal Proceedings..............................................................................24
Item 4.   Submission Of Matters To A Vote Of Stockholders................................................24
Item 5.   Market For Common Equity And Related Stockholder Matters.......................................25
Item 6.   Management's Discussion And Analysis...........................................................30
Item 7.   Financial Statements...........................................................................38
Item 8.   Changes In And Disagreements With Accountants On Accounting And Financial Disclosure...........39
Item 8A.  Controls and Procedures........................................................................39
Item 8B.  Other Information..............................................................................40
Item 9.   Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of
          The Exchange Act...............................................................................41
Item 10.  Executive Compensation.........................................................................43
Item 11.  Security Ownership Of Certain Beneficial Owners And Management.................................45
Item 12.  Certain Relationships And Related Transactions.................................................47
Item 13.  Exhibits.......................................................................................49

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

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

      Xechem International, Inc., a Delaware corporation formed in 1994, is a holding company which owns all of the capital stock of Xechem, Inc., a development stage biopharmaceutical company engaged in the research, development and production of niche generic and proprietary drugs from natural sources. Xechem, Inc. was formed in 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.), a publicly traded company. Xechem Laboratories (formed in 1993), XetaPharm, Inc. (formed in 1996), Xechem (India) Pvt. Ltd. (acquired in 1996), and Xechem UK Ltd. (formed in 2005) are our subsidiaries. Xechem Pharmaceutical China Ltd. (formed in 2000) is an inactive affiliate. Xechem Pharmaceuticals Nigeria Limited (formed in 2002) is currently wholly-owned by us. Xechem's principal product under development is NICOSAN(TM)/HEMOXIN(TM) which has shown efficacy in the treatment of Sickle Cell Disease (SCD). The development and production of NICOSAN(TM)/HEMOXIN(TM) is being conducted through Xechem Nigeria.

      In 2002, Xechem acquired the exclusive worldwide rights to produce, market and sell the sickle cell drug formerly known as NIPRISAN(TM) under an exclusive licensing agreement with the Federal Republic of Nigeria's National Institute for Pharmaceutical Research & Development (NIPRD). The medicine, to be produced at a state-of-the-art facility being constructed in Abuja, Nigeria by Xechem Nigeria, will be marketed and sold in Africa under the name NICOSAN(TM). In the United States and the rest of the developed world, the product will be known as HEMOXIN(TM). In February 2005, Xechem Nigeria signed a long-term lease at a nominal cost for a production facility to be built on approximately nine acres of land owned by Sheda Science and Technology Complex, Abuja, a parastatal of the Federal Ministry of Science and Technology, Abuja, Nigeria. Currently, we have invested over $5,000,000 in the development of the technology for the production of NICOSAN(TM) and building a modern research and development scale facility. We have also acquired equipment and other supplies in preparation for construction of what we believe will be the only cGMP facility in Nigeria. Xechem Nigeria plans to develop this facility into a self-sufficient four-building complex for the commercial production of NICOSAN(TM)/HEMOXIN(TM). Xechem Nigeria has developed small-scale formulations which have shown efficacy in the treatment of Sickle Cell Disease, and must further refine and standardize this formulation for consistent production scale quantities. The cost of refining these formulations and completing the build out, equipping, and opening the facility are projected to be in excess of $8,500,000.

      NIPRD conducted Phase I, IIa and IIb clinical trials in Nigeria using its staff as volunteers. The drug materials of the NICOSAN(TM) dosage had no adverse effect on the volunteers in the identified clinical parameters (blood chemistry, liver functional status and kidney functional status). Results from the clinical trials indicated that approximately 90% of the participants experienced no major SCD crises since entering the program. The approximately 10% who did experience one or more SCD crises report that the crises were both less frequent and less severe than those they had previously experienced. These figures vary slightly from the results of a Phase IIb trial of NICOSAN(TM), conducted at an army base hospital in Yaba, Lagos, Nigeria between 1996 and 1997, wherein 73% of the 30 patients who participated in the study experienced no crisis during the 12 month trial period and the remaining 27% experienced less frequent and less severe crises. Certain patients also exhibited the benefits of positive weight gain, as well as, reduced or eliminated sickling tendencies with resulting healthy liver and kidney functioning. Two patients on NICOSAN(TM) developed non-itching macular rashes, three to four days after commencing treatment. These rashes disappeared two to five days later. Six patients experienced headaches. No other side effects were observed or reported during the trial period. The preliminary results indicate that NICOSAN(TM)/HEMOXIN(TM) appear to be safe and effective for prophylactic management of SCD.

      The Drug Master File (DMF) dossier for NICOSAN(TM) has been submitted for a registration approval to the National Agency for Food and Drug Administration and Control (NAFDAC) Abuja, Nigeria, which is Nigeria's regulatory agency. We are also preparing our Investigational New Drug (IND) application for the drug HEMOXIN(TM) to the FDA so that we may begin clinical trials in U.S. hospitals, for eventual sale of the drug in the United States. We have obtained the "orphan drug" designation for HEMOXIN(TM) from the FDA, which is granted only for diseases that afflict less than 200,000 people in the United States. The orphan drug status brings many advantages that could assist us in obtaining FDA approval for the drug and enhance its commercial potential. Orphan drug status provides us with various incentives, including the waiver of regulatory filing fees, access to grant funding for non-clinical research to generate the required data for marketing approval, and seven years of marketing exclusivity for the drug once approved by the FDA. Xechem must complete the pre-clinical and Phase I, Phase II and Phase III clinical trials in the United States in order to obtain FDA approval. Orphan drug status has also been obtained from the European Medicine Evaluation Agency (EMEA), the European Union's counterpart to the FDA. The World Health Organization policy on herbal medicine provides that when a plant-based product is safe and indicates efficacy, it can be subsequently standardized and formulated into suitable dosage form for clinical trials.

      NICOSAN(TM)/HEMOXIN(TM) are not the only promising SCD drugs in our product pipeline. In late 2005, we acquired the exclusive, worldwide licensing rights to a new five-member heterocyclic anti-sickling compound known as 5-HMF from Virginia Commonwealth University (VCU), Richmond, Virginia. Research has shown that the 5-HMF compound is not only a natural product with very little, if any, toxicity, it also appears to be an effective anti-sickling agent which has shown high affinity for hemoglobin and is very active in genetically modified transgenic (Tg) mice. The new compound further expands our existing portfolio of products to be used in the fight against SCD. In March 2006, we submitted our orphan drug designation application for 5-HMF with the FDA.

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

TREATMENT OF SICKLE CELL DISEASES

      Based on extensive and persuasive scientific evidence, including clinical trials conducted under NIPRD's auspices, and work done at the National Heart, Lung and Blood Institute - Sickle Cell Disease Reference laboratory (NHLBI - SCDRL) at Children's Hospital of Philadelphia (CHOP), we believe that NICOSAN(TM)/HEMOXIN(TM) will prove to be a breakthrough treatment for sickle cell sufferers in Africa and worldwide. Though NICOSAN(TM)/HEMOXIN(TM) do not cure Sickle Cell Disease (SCD), the medicines greatly reduce the degree of "sickling" of the affected red blood cells, which in turn eliminates or greatly reduces the devastating secondary consequences most patients succumb to, including strokes, kidney and liver failure, and extremely painful episodes known as "crises."

      Sickle Cell Disease (SCD) is the genetic blood disorder caused by an abnormality in the hemoglobin molecule. The disease causes the production of abnormal hemoglobin which contains portions that stick together after the release of oxygen. This phenomenon produces stiff, abnormally shaped red blood cells (or sickle-shaped cells) which do not flow freely through blood vessels. These abnormally shaped cells create clogs in the blood vessels, which in turn cut off the flow of normal hemoglobin and oxygen to the body. The result is severe pain or "crises", ulcers, blindness and organ and tissue damage and break down (resulting in stroke and acute chest pain). Furthermore, the body's immune system recognizes the abnormally shaped sickle cells and attacks and destroys them, often leaving the body with an insufficient number of normal oxygen-carrying red blood cells, resulting in an anemic condition (fatigue and enhanced susceptibility to infection).

      Sickle Cell Disease is common among people whose ancestors come from sub-Saharan Africa. In Nigeria alone, over 4 million people suffer with SCD and 26 million carry the SCD gene. There are approximately 800 million persons living on the African continent, of which approximately 130 million carry the SCD gene and over 8 million suffer from the disease. There are also high incidences of the disease in South and Central America, Cuba, Saudi Arabia, India, Turkey, the United States, Greece and Italy. In the United States more than 80,000 people suffer from the disease. The disease appears in approximately 1 in every 500 African-American births and 1 in every 1,000-1,400 Latino-American births.

      Infants born in the United States are screened for the disease, and if it is detected, they are treated with penicillin. Painful symptoms are treated with painkillers. The only FDA approved drug treatment for SCD is Hydroxyurea, which is said to prevent painful crises from occurring. The drug is sold under the trade name Hydrea(TM) and has also been used in the treatment of leukemia and certain other cancers. Hydrea treats the painful symptoms of SCD and is not a cure. Hydrea induces the synthesis of fetal hemoglobin, which inhibits the production of the abnormal sickle cells. Not all patients respond to Hydrea treatment and certain others experience negative side effects.

      The only known cure for SCD is a bone marrow transplant to replace defective red blood cells with donor healthy cells. Experimental treatments include butyrate to stimulate production of fetal hemoglobin, which is not affected by SCD and gene therapy. In 1995, Alpha Therapeutic Corporation entered into a licensing agreement with Ventex Pharmaceuticals to develop an orally deliverable compound to treat the disease. Furthermore, Supergn currently has Decitabine in Phase III clinical studies for the treatment of tumors, leukemia and SCD.

COMPETITION

      Competition within the pharmaceuticals industry is intense. Principal factors of competition include therapeutic efficacy, side effects, profile, ease of use, physician acceptance, patient compliance, safety, cost, manufacture, distribution, price and marketing. Treatments exist for Sickle Cell Disease, cancer, viruses and fungi. Additional therapeutics are under development, including other naturally sourced pharmaceuticals.

SOURCES AND AVAILABILITY OF RAW MATERIALS

      There is a lack of data to document the influence of raw materials (i.e. plant material quality, age, time of harvest, location, soil quality, preparation, handling, etc.) on the production of NICOSAN(TM)/HEMOXIN(TM). We have engaged Rutgers, the State University of New Jersey to perform a study of the sustainability of raw material generation in adequate quantity and quality to produce NICOSAN(TM)/HEMOXIN(TM) on a commercial basis. The study is ongoing.

PATENTS AND PROPRIETARY TECHNOLOGY

      We have been granted the following patents on various technologies and products:

                              UNITED STATES PATENTS

     U.S. PATENT
        NUMBER                                       TITLE OF PATENT
        ------                                       ---------------
1.   5,159,002       "Method for Purifying Dermostatin A and B"                                           1992
2.   5,210,226       "Method for Separating Purifying Polyene Macrolide Antibiotics"                      1993
3.   5,654,448       "Isolation  and  Purification of Paclitaxel from Organic Matter containing           1997
                     Paclitaxel, Cephalomannine and Other Related Taxanes"
4.   5,840,748       "Dihalocephalomannine and Methods of Use Therefor"                                   1998
5.   5,854,278       "Preparation of Chlorinated Paclitaxel Analogues and Their Use Thereof as            1998
                     Antitumor Agents"
6.   5,807,888       "Preparation  of Brominated  Paclitaxel  Analogues and Their Use as Effective        1998
                     Antitumor Agents"
7.                   5,840,930 "Method for Production of 2", 3"
                     Dihalocephalomannine" 1998 8. 5,817,510 "Device and
                     Method for Evaluating Microorganisms" 1998 9. Des.
                     411,308 "Covered, Multi-Well Assay Plate" 1999 10.
                     6,177,456 "Monohalocephalomannines having Anticancer
                     and Antileukemic Activity and Method 2001
                     Preparation Therefor"
11.  6,765,015 B2    "Halogenated Derivatives Paclitaxel"                                                 2004

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

6. Pandey, R.C. and L.K. Yankov, "Isolation and Purification of Paclitaxel and Cephalomannine," Mexican Letter Patent # 203,824, August 20, 2001.

7. Pandey, R.C., L.K. Yankov, R. Nair and A. Poulev, "Paclitaxel Analogs, Preparation and Use as Antitumor Agents", Mexican Patent, September 4, 2001.

8. Pandey, R.C., L.K. Yankov, R. Nair and A. Poulev, "Paclitaxel Analogs, Preparation and Use as Antitumor Agents" New Zealand Letter Patent #326527, [September 25, 2001 CONFIRM].

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

10. Pandey, R.C., L.K. Yankov, "Isolation and Purification of Paclitaxel and Cephalomannine" Canadian Patent #2,210,972, October 21, 2003.

11. Pandey, R.C., L.K. Yankov, "Isolation and Purification of Paclitaxel and Cephalomannine" Chinese Patent #ZL96193149.3, April 2, 2003.

12. "Isolation and Purification of Paclitaxel and Cephalomannine" European Patent #0809639, July 19, 2004.

13. "Paclitaxel analogs, preparation and use as anti-tumor agents" Korean Patent #0474792, February 24, 2005.

      Though we believe we have conducted an exhaustive patent search, there can be no assurance that patents do not exist or could not be filed which would have an adverse effect on our ability to market our products. If other companies were to successfully bring legal actions against us claiming patent or other intellectual property right infringements, in addition to any potential liability for damages, we could be required to obtain a license to continue to use the affected process or to manufacture or use the affected product or may be required to cease using such products or processes. There can be no assurance that we would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, or at all. There could be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in such litigation, it could consume a substantial portion of our financial and human resources, regardless of the outcome of such litigation.

      We also rely on trade secrets and proprietary know-how, which we seek to protect, in part, by confidentiality agreements with our employees, consultants and others. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or independently developed by competitors.

SCIENTIFIC ADVISORY BOARD

      We have established the Scientific Advisory Board ("SAB"), which is composed of scientists, researchers, and clinicians with recognized expertise in our areas of research. Certain members of the SAB are asked from time to time to review our research programs, advise us with respect to technical or clinical matters, and recommend personnel. The advisory board functions solely in an advisory capacity and does not have any legal oversight responsibility nor do the members acting individually or as a board have the authority to act on our behalf.

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

      BRIAN ARENARE, M.D., is currently a physician at NASA's Johnson Space Center in Houston, Texas, providing clinical and medical research support to the nation's space program. He holds an M.D. degree from Yale University, an M.B.A. from Columbia University, and an M.P.H from the University of Texas. Beginning with The Wilkerson Group in 1992, Dr. Arenare has been strategy consultant and advisor to the pharmaceutical and medical product industries for the past decade. He has also held a number of clinical and academic appointments, including attending physician at Beth Israel Medical Center and Lenox Hill Hospital in New York. He currently is clinical assistant professor at the University of Texas Medical Branch. Dr. Arenare was one of our directors from 1994 to 1997.

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

      PROF. SUKH DEV, PH.D., D.SC., F.N.A., is a visiting Professor at the Centre for Biomedical Research, University of Delhi, India and has studied the organic chemistry of natural products and Ayurvedic medicinal plants for more than 40 years. He has held a Research Professorship at the Indian Institute of Technology in Delhi (1988 - 1992), Director of the Malti-Chem Research Center in Nandesari, Varodara, India (1974 - 1988) and has been a Visiting Professor at the Stevens Institute of Technology, the University of Georgia, and the University of Oklahoma. He is a recipient of several awards including the Ernest Guenther Award (1980) of the American Chemical Society, and the Third World Academy of Sciences Award in Chemistry (1988). He has published over 350 scientific papers, books, and chapters and holds over 50 patents. He received his Ph.D. and D.Sc. from the Indian Institute of Science in 1948 and 1960, respectively.

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

SICKLE CELL RESEARCH, EFFICACY, MARKETING ADVISORY BOARD

      We have established the Sickle Cell Research, Efficacy, Marketing Advisory Board, which is composed of distinguished individuals from the fields of pharmaceutical sales and marketing, urban marketing, international consulting, professional networking, entertainment, academia and business. Certain members of the advisory board may be asked from time to time to review and comment upon our business and marketing strategies. The advisory board functions solely in an advisory capacity and does not have any legal responsibilities, nor do the members, acting individually or as a board, have the authority to act on our behalf. The names and brief biological profiles of the charter members are set forth below:

      VINCENT A. CARTER, MBA is an experienced pharmaceutical industry professional involved in the healthcare industry over the last nineteen years. In 2004, Mr. Carter joined MedImmune, Inc., which manufactures a monoclonal antibody used in premature babies. Mr. Carter is an active member of the Healthcare Committee for One Hundred Black Men of New York.

      DESIREE V. DELGADO is President and Chief Executive Officer of R2Network.net, Ltd., a DelzBruk Company, a general market media company offering a full-range of services to support the advertising, marketing and public relations process.

      DR. GEORGE C. FRASER is Chairman and CEO of FraserNet, Inc., headquartered in Cleveland, Ohio, which is the publisher of the award-winning SuccessGuide Worldwide; The Networking Guide to Black Resources, which is published annually. Dr. Fraser is the author of two books, the critically acclaimed best sellers Success Runs In Our Race: The Complete Guide to Effective Networking in the African American Community and Race for Success: The Ten Best Business Opportunities for Blacks in America. Dr. Fraser spent seventeen years in management with Procter & Gamble, United Way, and Ford Motor Company.

      GLENDA BASKIN GLOVER, Ph.D., CPA, JD is the Dean of the School of Business at Jackson State University in Jackson, Mississippi. She is a Certified Public Accountant, an attorney and a higher education administrator. She holds a Ph.D. in economics and finance, and is one of two African American women to hold the economics Ph.D.-CPA-JD combination in the nation.

      MARCELLUS GRACE, Ph.D. has served as Professor of Pharmacy Administration and as the Associate Dean of the School of Pharmacy in the College of Pharmacy, Nursing and Allied Health Sciences at Howard University in Washington, DC since July 2004. He previously served as Dean and Professor of Pharmacy Administration in the College of Pharmacy at Xavier University of Louisiana in New Orleans, LA.

      NADINE B. HACK, MPA, MALS is the Founder and President of beCause Global Consulting, Inc., which is a global consulting firm that conceives, develops, facilitates and executes the cause-related strategies and initiatives of corporate and nonprofit clients to build awareness of and support for humanitarian efforts. Ms. Hack has extensive experience with the United Nations, where she served as New York City Commissioner for the United Nations, Consular Corps and International Business, the city's senior official liaison with the world's largest diplomatic and business communities. The Boards on which she currently serves include the Desmond Tutu Peace Foundation (President), Africa-America Institute (Vice Chair), World Policy Institute, International League for Human Rights, and Synergos Institute. She has Master Degrees from the John F. Kennedy School of Government at Harvard University (MPA) and the Graduate Faculty of Political and Social Science at New School University
(MALS).

      J. WAYMAN HENRY III has over ten years of experience in financial analysis, contract negotiations and marketing. He is Co-Founder and Vice President of Business Development of E-Merge International in Atlanta, GA, where he oversees all of the firm's business operations in sports marketing, entertainment representation, National Football League apparel, event planning and intellectual property development.

      WALLYE INESE HOLLOWAY is a Vice President and Account Group Supervisor of Cline Davis & Mann, a leading and award winning pharmaceutical marketing, brand development and advertising agency in New York City, where she has managed marketing and brand development strategies for large pharmaceutical companies, including Pfizer and Amgen since June 2002. Prior to joining Cline, Davis & Mann, Ms. Holloway worked in similar leadership capacities over a period of seven years in New York City with several pharmaceutical marketing and brand management firms, including KPR, Sandler Science, Lowe McAdams Healthcare and FCB Healthcare.

      STEPHEN H. KOLISON, Jr., Ph.D. is the Dean and Research Director of the Institute of Agricultural and Environmental Research at Tennessee State University in Nashville, TN. His international experiences include research conducted in the Republic of Trinidad and Tobago, Jamaica, and Ghana, and other professional activities carried out in Belgium, Brazil, Finland, and The Netherlands. Dr. Kolison, Jr. obtained his Ph.D. and M.S. degrees in Forest Economics from Iowa State University of Science and Technology and his B.Sc. degree in General Forestry from the University of Liberia. In November 2004, Dr. Kolison assumed the role of Chair and Chief Executive Officer of the Association of Research Directors, Inc.

      KOFI LOMOTEY, Ph.D. was recently appointed as the Provost and Executive Vice President at Fisk University. He was previously a Senior Fellow at the American Association of State Colleges and Universities. He is the former President of Fort Valley State University in Fort Valley, GA. Prior to that, he was at Medgar Evers College of The City University of New York, where he was the Senior Vice President and Provost. Dr. Lomotey is the editor, co-editor or author of seven books and has published numerous articles and book chapters. Dr. Lomotey holds a B.A. degree from Oberlin College in Economics, a M.Ed. degree from Cleveland State University in Elementary Curriculum, and obtained his M.A. and Ph.D. degrees from Stanford University.

      TAMARA NEW, M.D. is the Director of the Comprehensive Sickle Cell Center at Harlem Hospital Center, as well as the Director of the Pediatric Residency Program, Director of the Pediatric Hematology-Oncology of Harlem Hospital Center and Clinical Director of the third year medical student Pediatric Clerkship program. Dr. New obtained her Doctor of Medicine degree from Mount Sinai School of Medicine, New York, NY and her BA in Chemistry from Smith College, Northampton, MA.

      DAKOTA PIPPINS, MBA is the Founder and CEO of Pippins Strategies, LLC, a marketing consulting firm that advises large corporations on strategies for attracting Urban consumers. Mr. Pippins is an Adjunct Assistant Professor at New York University where he previously served for five years as Director of NYU's Management Institute and currently teaches a course on Urban Marketing Strategies. Mr. Pippins also serves on the Board of Directors of Hormel Foods Corp.

      MARCY STREET, M.D. is the owner of Doctor's Approach Dermatology & Laser Center in Lansing, MI, and is a Member of the Michigan Board of Medicine & Disciplinary Committee. Dr. Street has been in private practice since 1991 as a Medical Dermatologist, Skin Cancer Specialist and Mohs Surgeon with a CLIA approved Mohs surgery laboratory. Dr. Street is also a Clinical Instructor in Michigan State University's Department of Internal Medicine, where she has lectured to medical students and residents on topics in general and surgical dermatology since 1991. Dr. Street received her M.D. from the University of Illinois College of Medicine in Chicago, IL.

GOVERNMENT APPROVAL

      The researching, developing, manufacturing and marketing of product in the United States is subject to substantial regulation by the United Stated Food and Drug Administration, and equivalent government bodies in other countries. These government agencies regulate the research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of product. Historically, it takes 7-10 years to take a product from the laboratory to market.

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

      The results of the product development, pre-clinical studies and clinical studies are submitted as part of the NDA for FDA approval. The FDA may deny an NDA if applicable regulatory criteria have not been satisfied, or they may require additional clinical data. There is no guaranty of FDA approval. Once a product is approved, the FDA continues to monitor the product. Ongoing FDA monitoring may require additional testing and surveillance programs to monitor the effects of the product. If the product does not meet regulatory compliance standards, or develops problems after entering the market, the FDA product approval may be modified, limited or rescinded. The product is also subject to state and local standards.

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

      In October 2005, we also obtained the orphan drug designation for NICOSAN(TM)/HEMOXIN(TM) from the European Medicine Evaluation Agency, which is the drug regulating agency overseeing all 25 countries comprising the European Union. That designation carries similar benefits and incentives to those that accompany the FDA orphan drug designation.

RESEARCH AND DEVELOPMENT

      During 2005, we spent approximately $1,111,000 on research and development as compared to $2,119,000 spent in 2004. None of these costs were borne by customers as we are awaiting product approval.

EMPLOYEES

      Xechem currently employs 78 full-time employees of whom 15 are located in the United States, 18 are located in India and 45 are located in Nigeria.

RECENT BUSINESS TRANSACTIONS

      $605,000 Bridge Loan Financing

      From January through April 6, 2006, we received $605,000 in the aggregate in convertible bridge loan financings. Ms. Chassman loaned us $580,000 and a related part loaned us the other $25,000. Ms. Chassman is the spouse of David Blech. The notes for the loans are in negotiation and will include an interest rate, a conversion rate to common stock of approximately $0.005 per share and will have a maturity date within six months to two years. The notes are subject to final negotiation, documentation and board approval.

      Alembic Settlement

      On January 5, 2006, we and our subsidiary, Xechem Pharmaceuticals Nigeria Ltd., received executed copies of a series of agreements with Alembic Limited, dated as of December 22, 2005, including:

      (A) Agreement between Xechem and Alembic Regarding Termination of Agreements and Repayment of Loan;

      (B) Promissory Note, in the amount of $3,000,000 (New Note); and

      (C) Security Agreement, (the Termination Agreement, New Note and the Security Agreement are referred to together as the Agreements).

      The Agreements superseded all previous agreements between Xechem and Xechem Nigeria, on the one hand, and Alembic, on the other, including: (a) Memorandum of Understanding, dated December 3, 2003, as amended by that certain Rider to the MOU, dated February 13, 2004 (MOU), (b) Royalty, Distribution Rights and Joint Cooperation Agreement, dated April 7, 2004 (Cooperation Agreement); and (c) Alembic Promissory Note in the amount of $3,000,000, dated April 7, 2004 (Old Note). Alembic approached Xechem and Xechem Nigeria regarding a restructuring of the agreements, and Xechem and Xechem Nigeria agreed on the following terms.

      (1) Xechem and Alembic agreed to terminate the Old Note and enter into the New Note. Pursuant to the terms of the New Note, we agreed to repay Alembic in full the outstanding principal and interest remaining from the New Note as follows: $1,000,000 to be paid on or before January 31, 2006 (Initial Payment), with the balance (Remaining Balance) due on or before December 31, 2006. In January 2006, we paid $1,000,000 of principal and $190,700 of accrued interest, for an aggregate payment of $1,190,700. Furthermore, for every month beginning July 2006, in which any portion of the New Note remains unpaid, we agreed to pay Alembic, as additional consideration, the sum of $16,600, for a total of up to $99,600. Furthermore, if we had increased our initial payment to $1,500,000, then the $16,600 monthly additional consideration payment would have been reduced to $12,500. The New Note continues to bear interest at the rate of 8%. The New Note is not convertible into shares of our common stock.

      (2) The parties agreed to terminate the MOU and the Cooperation Agreement. Under the MOU and the Cooperation Agreement, Alembic had previously agreed to loan Xechem $3,000,000 (Old Note). As additional consideration for the Old Note, Xechem agreed to pay Alembic a fee (Investment Fee) during the License Term (15 years) equal to the product of the Alembic Applicable Percentage multiplied by the Gross Product Sales Amount, as those terms are defined. The Gross Product Sales Amount means the amount of gross sales revenue generated by the company from sales of NICOSAN/HEMOXIN(TM) in Nigeria and other African countries, calculated on a cash-received basis. For the period from the commencement date through the fifth anniversary, the Alembic Applicable percentage was 15%, for the period from the fifth to the tenth anniversary, the Alembic Applicable percentage was 10%, and for the period from the tenth anniversary to the end of the term, the Alembic Applicable percentage was 5%. During the License Term, we also agreed to pay Alembic a U.S. Export Fee in an amount equal to one percent of the amount of purchase price paid by the company for any NICOSAN/HEMOXIN(TM) sold by the company in the United States and internationally, except Nigeria (Export Fee). Xechem also issued Alembic a warrant to purchase 10,000,000 shares of Xechem's common stock at an exercise price of $0.20 per share (Alembic Warrant). Alembic also agreed to provide certain production and regulatory compliance personnel to assist Xechem Nigeria, which services would be compensated upon terms agreeable to the parties (Services). We also gave Alembic the right of first offer regarding the licensing of any distribution rights with respect to NICOSAN/HEMOXIN(TM) in the territory of Africa and India (Distribution Rights). All existing agreements and understandings between Xechem and Xechem Nigeria, on the one hand and Alembic on the other regarding the Cooperation Agreement, the MOU and the Old Note were terminated, including the Investment Fee, the Export Fee, the Alembic Warrant, the Services and the Distribution Rights. Notwithstanding the foregoing, the parties agreed that the provisions addressing the disclosure of confidential information, non-circumvention, confidentiality and nonsolicitation were not terminated and remain in full force and effect.

      (3) Xechem and Alembic entered into a Security Agreement, as security for the payment of the Initial Payment and the Remaining Balance of the New Note. We granted Alembic a security interest in: (a) 500,000 shares of restricted stock in CepTor Corporation owned by us (CepTor Shares), (b) 15% of the issued and outstanding shares of common stock of Xechem Nigeria; and (c) 5,000,000 shares of common stock of Xechem. Notwithstanding the foregoing, if we had increased our Initial Payment to $1,500,000, then the CepTor Shares would have been released. The parties also signed mutual releases.

      BMS Settlement

      On December 13, 2005, we entered into an agreement in principle concerning the settlement of the Xechem, Inc. and Xechem International, Inc. vs. Bristol-Myers Squibb Company, 03 C 1920 lawsuit.

      Xechem filed an anti-trust lawsuit against Bristol-Myers Squibb on March 17, 2003, to secure damages, injunctive and other equitable relief for Bristol-Myers Squibb's alleged violations of federal and state antitrust laws. The case, filed in the United States District Court, Northern District of Illinois, arose out of Bristol-Meyers Squibb's allegedly unlawful maintenance of a monopoly over the United States market for paclitaxel-based anti-cancer drugs and conspiracy to further its monopoly.

      The lawsuit alleged that Bristol-Myers Squibb (BMS) was liable for violation of Section 2 of the Sherman Act (15 USC 2). Xechem sought an award in damages in the sum of $50,000,000 with damages to be trebled to at least $150,000,000. The case was dismissed in late 2003, and we filed an appeal of the dismissal with the U.S. Court of Appeals for the Seventh Circuit. On September 23, 2004, the U.S. Court of Appeals for the Seventh Circuit reversed the District Court opinion and determined that the basis for dismissal was improper. It reinstated and remanded the case to the District Court.

      In return for Xechem's full release of all claims that were or could have been asserted against BMS in connection with the case, BMS agreed to pay us $4,200,000 and further agreed to release us from all claims BMS could have asserted against us in the case. Each party agreed to bear their own costs, fees and expenses. Further, BMS agreed to waive the $29,599.14 fee award granted by the Court on September 7, 2005. BMS made the settlement payment to us in January 2006.

      During 2002, Xechem issued convertible notes totaling $367,000, which figure was increased by an additional funding of $767,000 by certain investors during the twelve months ended December 31, 2003, at which time debentures were converted into term notes. The term notes bear simple interest at 8% per annum, plus additional interest equal to 40% of the net judgment or settlement proceeds with respect to the BMS lawsuit (after deduction of legal fees and costs). A portion of the BMS settlement was used to satisfy the interest due on this financing.

      After payment of legal fees, costs, interest due on prior financings and prorations, we received approximately $1,700,000 from the settlement, of which we applied $1,190,700 against amounts owed Alembic.

HISTORICAL MERGER AND SPIN OFF

      CepTor Acquisition

      On January 27, 2004, we acquired CepTor Corporation. CepTor is a research drug company focusing on neuromuscular diseases, which includes therapeutics for muscular dystrophy, multiple sclerosis, ALS and epilepsy.

      The form of the transaction was a reverse triangular merger in which a newly created, wholly-owned subsidiary of ours merged with and into CepTor, with CepTor being the surviving and continuing corporation. We issued to the CepTor shareholders 5,855 shares of Class C Series 7 Convertible Preferred Stock in exchange for their CepTor stock. Each share of Preferred Stock is convertible into 5,000 shares of common stock. This conversion rate is subject to adjustment in the event of a reorganization, consolidation, merger, sale of assets or similar corporate occurrences.

      We also agreed to award additional shares of our common stock to former CepTor shareholders contingent upon the occurrence of one of the following with respect to a development drug that is substantially derived from CepTor's patents, technology and compounds: (i) a filing of a Phase II Application within 36 months of the closing of the transaction; (ii) a filing of a Phase III Application within 60 months of the closing date of the transaction; or (iii) a new drug application filing is made within 72 months of the closing of the transaction. Only one such award was to be paid per developmental drug even if such developmental drug satisfies one or more of the conditions in (i) through
(iii) above. Each contingent award was worth $1,000,000, payable in shares of our common stock, valued at the lower of (i) $0.20 and (ii) the average closing price per share of common stock as reported on the OTC bulletin board (or such other market on which our common stock was then listed) for the 25 trading days immediately preceding the date of an award event, subject to adjustment in the event of a stock split, recapitalization, stock dividend, distribution or reclassification. In connection with the spin-off of CepTor, the shareholders holding in excess of 80% of these shares agreed to waive their rights to these additional grants.

      The consideration for this transaction was determined at arms-length and included a premium over the net book value of the assets acquired based upon our assessment of the market value of CepTor's assets and the benefits of combining with CepTor.

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

      In connection with the foregoing, Mr. Pursley also agreed to reduce the number of shares of Xechem common stock to which he holds or could hold options by amending and restating his existing option agreement (which called for a formula as to aggregate options grantable) to provide for an option to purchase 43,000,000 shares of common stock in the aggregate, exercisable for nominal consideration.

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

      Finally, the Agreement provided that Xechem would sell back to CepTor over time up to 625,000 shares of its common stock in CepTor for an aggregate of $2,000,000, payable from 25% of the proceeds of financings received by CepTor other than the contemplated bridge financing. At the end of two years if the full $2,000,000 had not been paid to Xechem, it had the right to put the remaining portion of the shares held for sale back to CepTor to cover the deficiency. In order to induce the funding of a bridge loan, Xechem agreed that in the event such a loan was funded and was not paid off when due, it would permit the bridge lender to convert the unpaid indebtedness owing with respect to the bridge loan into Xechem common stock at the lesser of $0.07 per share or seventy five percent (75%) of the average closing price of Xechem's common stock for the ten trading days preceding the date of funding of the bridge loan. Xechem was granted piggyback registration rights with respect to the shares in CepTor it may hold from time to time, subject to its agreement to lock up the sale of the shares on the open market for a period of 180 days following the initial registration of any CepTor shares pursuant to a registration statement.

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

      In February 2005, CepTor completed its offering for $12,791,250. Xechem exercised its put for $1,279,125 in cancellation of 511,650 shares ($12,791,250 x .10 = $1,279,125 / $2.50 = 511,650). Following the put/redemption, Xechem owned 3,386,563 shares of CepTor stock.

      Pursuant to the terms of the second amendment, Xechem continued to be entitled to a royalty of two percent (2%) of gross revenues received by CepTor with respect to the sale or licensing of products incorporating any of the CepTor intellectual property owned by CepTor on the effective date of the CepTor agreement.

      On June 17, 2005, we entered into a Securities Purchase Agreement with CepTor. The Securities Purchase Agreement provided for, among other things: (1) redemption/purchase of 2,886,563 shares of CepTor common stock from Xechem, at $0.80 per share for an aggregate purchase price of $2,309,250.40; (2) the surrender by William Pursley (the former President of Xechem and current Chairman and CEO of CepTor) of the William Pursley stock option to purchase 43,000,000 shares of Xechem's common stock; (3) restriction on sale of Xechem's remaining 500,000 shares, as described more fully below, of CepTor common stock (the "Remaining CepTor Shares"); and (4) termination of the CepTor Agreement, the First Amendment and the Second Amendment.

      Xechem's CepTor shares are subject to a lock-up agreement which was modified per the second amendment: Xechem cannot sell its CepTor Shares for a period of six months following the effective date of the registration of the securities sold through the offering; thereafter, Xechem may sell an amount equal to up to fifty percent (50%) of the CepTor Shares until the first anniversary of the effective date of the registration, at which time Xechem will be free to sell all its CepTor Shares. The CepTor Shares were registered on July 27, 2005. If the CepTor Shares were not registered within six months following the termination of the offering, then the CepTor Shares would be under a lock up agreement for a period of one year following the termination of the offering, at which time Xechem could sell up to fifty percent (50%) of its CepTor Shares, with the ability to sell all of its CepTor Shares eighteen months following the termination of the offering. Notwithstanding anything herein to the contrary, Xechem may transfer the CepTor Shares in a privately negotiated transaction to any person or entity who agrees to be bound by the lock up agreement. We have pledged our CepTor shares as part of the Alembic settlement.

      Although still a shareholder, we no longer have the ability to control CepTor's operations. None of our directors remain on the CepTor board. CepTor's success will be dependent upon further development of its products and attainment of the necessary capital to finance the successful movement of its products through the FDA regulatory approval process.

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

      Our board of directors executed a one share for 3,000 share reverse split of our shares of common stock. The first day of trading, post split, was May 28, 2003. Our stock has experienced volatility in the past. Several of our convertible note holders have converted their notes into shares of common stock. During the fourth quarter of 2005 and the first quarter of 2006, approximately $3,075,000 of notes plus interest were converted into approximately 607,136,970 shares of our common stock or 69% of the issued and outstanding shares existing on March 31, 2006. Our debt was reduced by approximately $2,697,000. As of March 31, 2006, we have approximately $6,000,000 of debt outstanding (principal only). Of the $6,000,000 of debt outstanding, approximately $2,700,000 is convertible into shares of common stock (in excess of 650,000,000 shares).

      Insufficient Amount of Stock

      As of April 5, 2006, we have outstanding 882,002,551 shares of our common stock. If convertible note holders and warrant holders convert their notes into common stock and exercise their warrants and options, there will be an insufficient number of authorized shares of common stock to satisfy the conversions and exercises. We intend to hold a meeting of shareholders to increase the number of authorized shares, but there can be no assurances that this action will receive the required authorization.

      No Developed or Approved Products; Early Stage of Development

      We are a development stage company. Our primary potential new product is NICOSAN(TM)/HEMOXINTM, our Sickle Cell Disease (SCD) drug, which we hope to begin marketing in Nigeria in 2006. Paclitaxel and its analogs are in the development stage. Although we have isolated paclitaxel in a substantially pure state and obtained several patents, there can be no assurance that such compound(s) will pass the necessary regulatory requirements for approval for sale in the United States or abroad. In addition, Bristol-Myers maintains a dominant market share in the paclitaxel business and may choose to take legal action to impair the entry of additional competitors in the market. Although we have the capability to, and may, sell paclitaxel for research purposes, to date, we have not received any revenues from sales of paclitaxel for human consumption and have received only minimal revenues from other product sales or sales of paclitaxel for research and development. Although we hope to begin marketing NICOSAN(TM) in 2006, we have not yet received government approval from NAFDAC. Even if we receive NAFDAC approval, our facilities can only produce limited quantities, thus limiting our market presence and our profitability. Finally, failure to commercialize NICOSAN(TM), is an event of default which could arguably lead to the termination of our license agreement with NIPRD. Our principal revenues have been contract research and testing and consulting services for other companies, which are not expected to continue, and which have historically been minimal. To achieve profitable operations, we, along with others, must successfully develop, obtain regulatory approval for, introduce, and market our potential pharmaceutical products. No assurance can be given that our product research and development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any products, if developed and introduced, will be successfully marketed or achieve market acceptance.

      History of Operating Losses; Future Profitability Uncertain

      We have experienced significant operating losses since inception and have generated minimal revenues from our operations. As of December 31, 2005, our accumulated deficit was approximately $71,280,000, which included losses from operations of $4,260,000 and $6,141,000 for the years ended December 31, 2005 and 2004 respectively. To date, we have been dependent on capital infusions and sale of credits (tied to losses from operations) for financing. Our ability to achieve a profitable level of operations is dependent in large part on our completing product development, obtaining regulatory approvals for our potential products and making the transition to commercializing such products. No assurance can be given that our product research and development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured or marketed or that profitability will be achieved. We will require additional funds to bring pharmaceutical products to market and to achieve profitable operations.

      Going Concern

      As a result of our losses to date, working capital deficiency, and accumulated deficit, the independent auditors report on our financial statements for each of the years ended December 31, 1993 through 2005, contain an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our continuation is dependent upon infusions of capital and our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitable operations. We anticipate that we will continue to incur significant losses until successful commercialization of one or more products generates sufficient net revenues to cover all costs of operation. As a development stage company, we have a limited relevant operating history upon which an evaluation of our prospects can be made. Our prospects must, therefore, be evaluated in light of the problems, expenses, delays and complications associated with a new business. As a result of the development-stage nature of our business, additional operating losses can be expected. There can be no assurance that we can operate profitably in the future.

      Ex-Im Bank Transaction

      We are in negotiations with UPS Capital Business Credit to obtain financing in the sum of $8,253,000 for our pharmaceutical project in Nigeria. A portion of those loan proceeds are anticipated to be applied to reimburse us for expenditures already made for certain of the line items covered by the proposal. In March 2006, we paid a $50,000 non-refundable good-faith deposit to UPS and the loan facility. The loan facility proposal is being processed under the U.S. Ex-Im Bank Loan Guarantee Program. One requirement, among others, of the loan facility is the provision of a Nigerian bank guarantee in the amount of the proposed loan, from an identified Nigeria-based bank.

      Two Nigeria-based banks have been identified which are qualified to provide the Nigerian bank guarantee required by UPS Capital and Ex-Im Bank. UPS has provided a loan offer to us, which we have approved in principle. The two Nigerian banks must also review and approve the UPS offer. Upon the banks' acceptance of the loan offer, they will undergo discussions with UPS regarding the final terms. If UPS completes the negotiation to its satisfaction, a formal request will be submitted by UPS Capital to Ex-Im Bank for the credit guarantee approval. If Ex-Im Bank provides the loan guarantee, UPS Capital will be authorized to disburse the funds to us.

      There is no way to predict whether UPS will provide its approval to fund the loan to us. Without this loan, or alternative capitalization, we have not identified alternative sources to fund the construction of the full-scale production facility in Nigeria. In the event the loan is obtained, we estimate that there will be additional expenses associated with the completion of the Nigerian facility and start-up of production. We are hopeful that these additional monies can come from potential local financings in Nigeria (debt, equity and/or possible prepayment for product) and/or from potential domestic funding sources, although no commitments have been obtained for such funding. In the event all of such financing can be obtained, we have the further risk that cost overruns and/or delays in bringing the product to market could adversely impact execution of our business plan.

      Limited Marketing Experience and Capacity

      Although we may market certain of our potential products through a direct sales force if and when regulatory approval is obtained, currently we have minimal sales and marketing employees. To the extent that we determine not to, or are unable to, enter into collaborative agreements or to arrange for third party distribution of our potential products, significant additional resources will be required to develop a marketing and sales force. Should we elect to license or sell products to distributors, a significant portion of the profits from such products may be realized by such licensees or distributors, rather than by us.

      Dependence upon Dr. Pandey and Other Key Personnel

      Our ability to develop the business depends upon our attracting and retaining qualified management and scientific personnel, including consultants and members of our SAB. As the number of qualified scientists is limited and competition for such personnel is intense, there can be no assurance that we will be able to attract or retain such persons. In particular, we will be dependent upon the continued services of Dr. Ramesh C. Pandey, our Chairman of the Board and Chief Executive Officer. The loss of key personnel, such as Dr. Pandey, or the failure to recruit additional key personnel could significantly impede attainment of our objectives and have a material adverse affect on our financial condition and results of operations. We currently have in place a $2,000,000 key man life insurance policy on Dr. Pandey. Dr. Pandey originally entered into an employment agreement with us for a ten-year term, which commenced in 1994 and expired in February 2004. We are in the process of negotiating with Dr. Pandey for the adoption of a similar employment agreement for a five year term based upon increased compensation, but which agreement has not yet been finalized. It is anticipated that the employment agreement will provide for substantial benefits to Dr. Pandey, including one or more of the following: (i) increased salary on attainment of $1,500,000 of sales per month to a base salary of $500,000; (ii) severance compensation if terminated without cause; (iii) issuance on an evergreen basis of nominally priced stock options designed to retain a 20% equity interest in Xechem, as well as, additional Class C Series 6 Voting Preferred Stock, or an equivalent stock, so that he may maintain a corresponding voting interest in Xechem; (iv) a minority position in the equity of Xechem Nigeria; (v) a royalty payment for sales of product by us and our subsidiaries, including Xechem Nigeria; and (vi) issuance of a minority ownership interest in Xechem India, which presently has no independent operations other than providing raw materials, personnel and facilities to us. The employment agreement is subject to negotiation, documentation and board approval.

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

      Management of Staff Growth and Retention

      We expect to increase our staffing levels in the future. Our ability to execute our strategies will depend in part upon our ability to integrate such new employees into our operations and fund such additional cost. It is anticipated that this will include the provision of significant new stock option positions to our current and future executive employees, as well as, our directors. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing, and marketing. The inability to acquire such services or to develop such expertise could have a material adverse impact on our operations. Late in 2004, our controller left the company, which may impact our ability to complete our filings in a timely manner. We have not filled this position. We must fill this position in order ensure the proper and timely filing of reports.

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

      Uncertainty Regarding Drug Development

      One of our principal strategies is to develop generic equivalents of niche off-patent drugs that enjoy limited competition. There can be no assurance that such strategy will prove successful or that any proposed products will be commercially viable. Even if we successfully develop and market such products, with time, other competitors will likely enter the market for these products, which could adversely affect our business. There can be no assurance that we will be able to replicate products that come off patent, or that we will be able to obtain regulatory approval for the sale of such compounds.

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

      Risk Associated with Xechem Pharmaceuticals Nigeria Project

      Xechem Pharmaceuticals Nigeria Limited (Xechem Nigeria) was formed in 2002, under the Companies and Allied Matters Act of 1992 of the Federal Republic of Nigeria. The majority of our business is being conducted through Xechem Nigeria. Currently, Xechem Nigeria is wholly-owned by us. A former employee of ours has given us notice that he believes he owns a percentage of the Xechem Nigeria stock and has asked for compensation for such stock although he has refused to produce any documentation establishing his claim. Xechem Nigeria has no copies of executed subscription agreements on behalf of this former employee, no consideration was ever received by Xechem Nigeria from this former employee for Xechem Nigeria stock and no Xechem Nigeria stock was issued to this former employee. If this former employee files suit, the cost of defending this litigation in the Nigerian courts could be high and detrimental to the operations of Xechem Nigeria and the outcome of litigation is uncertain.

      Xechem Nigeria was formed in order to manufacture, market and distribute a number of pharmaceuticals and prescription nutraceuticals originating from the African continent. On July 18, 2002, we signed an exclusive worldwide license for the manufacture, marketing, distribution and sale of NICOSAN(TM) from the National Institute of Pharmaceutical Research and Development (NIPRD), government of Nigeria, for the treatment of Sickle Cell Disease. NICOSAN/HEMOXIN(TM) are our names for the non-toxic phyto-pharmaceutical product formerly named NIPRISAN(TM). On September 2, 2003, we received an orphan drug designation for NIPRISAN(TM). In October 2005, we also obtained the orphan drug designation for NICOSAN(TM)/HEMOXIN(TM) from the European Medicine Evaluation Agency, which is the drug regulating agency overseeing all 25 countries comprising the European Union.

      In February 2005, Xechem Nigeria signed a long-term lease at nominal cost, for a production facility to be built on approximately nine acres of land owned by Sheda Science and Technology Complex, Abuja, a parastatal of the Federal Ministry of Science and Technology, Abuja, Nigeria. Xechem Nigeria is in the process of developing this facility into a self-sufficient four-building complex for the commercial production of NICOSAN(TM)/HEMOXIN(TM). Xechem Nigeria has developed small-scale formulations which have shown efficacy in the treatment of Sickle Cell Disease and must further refine and standardize this formulation for consistent production scale quantities sharing uniform active ingredients. The cost of refining these formulations and completing the build out, equipping and opening the facility are projected to be in excess of $8,500,000. We have not yet obtained the financing necessary to support this development, and we may be unable to do so.

      In addition, social, political and economic instability may be significantly greater in Nigeria and many of the other African countries than that typically associated with the United States and other industrialized countries. Varying degrees of social, political and economic instability could significantly disrupt our ability to raise capital and conduct business in Nigeria, or to maintain our existing contractual relations.

      The currency of Nigeria has experienced significant fluctuations against the U.S. dollar. Xechem Nigeria maintains its books in the Nigerian currency, the Naira, and reports its Nigerian income taxes with Naira financial reports. We may experience foreign currency exchange volatility which could cause us to incur significant income tax adjustments in the future.

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

      Governments in certain of the African countries, including Nigeria, participate to a significant degree, through ownership interests and/or regulation, in their respective economies. Action by these governments could have a significant adverse effect on the economies of such countries.

      Sarbanes-Oxley Compliance

      We will be required to comply with the Sarbanes-Oxley Act. Compliance requires the establishment, monitoring and testing of internal controls, among other things. Although we plan to implement such controls and procedures, there can be no assurances that we will have adequate personnel and finances to meet the stringent requirements of these controls and procedures in full.

      Anti-Takeover Provisions

      The board of directors has the authority to issue up to 49,996,350 shares of Class C Preferred Stock in one or more series, and to fix the number of shares constituting any such series, the voting powers, designations, preferences, and relative participating, optional, or other special rights and qualifications, limitations, or restrictions thereof, including the dividend rights, terms of redemption (including sinking fund provisions), conversion rights, and liquidation preferences of the shares constituting any series, without any further vote or action by stockholders. The board of directors may, therefore, in the future issue Class C Preferred Stock with voting and conversion rights that could adversely affect the voting power of the holders of common stock. In addition, the issuance of Class C Preferred Stock as well as certain statutory provisions of Delaware law could potentially be used to discourage attempts by others to obtain control of us through merger, tender offer, proxy contest, or otherwise by making such attempts more difficult to achieve or more costly.

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

      Other Loans

      As of March 31, 2006, we owe approximately $6,000,000 (principal only). Of the monies we have borrowed from various lenders (including related parties, Alembic and others), approximately $3,049,000 is due by the end of the year, including $2,000,000 plus interest which is due to Alembic. Should we fail to repay those loans, such lenders could take actions adverse to us. We are also obligated to file a registration statement to register the shares of common stock underlying some of the loans funded to us previously.

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

      As part of the negotiated terms of the July 2002 lease agreement, past due rental payments totaling approximately $88,000 would have been reduced to approximately $52,000, provided all rent and additional rent was paid on a timely basis. We did not fulfill our obligations fully under the lease agreement in 2003, but have paid all amounts due under the lease agreement during the year ended December 31, 2005. As of December 31, 2005, $15,000 remains due and payable to landlord and is included in accounts payable.

      Through our subsidiary, Xechem Pharmaceuticals Nigeria Limited, we signed a long-term lease for a production facility on approximately nine acres of land at nominal cost on land owned by Sheda Science and Technology Complex, Abuja, a parastatal of the Federal Ministry of Science and Technology, Abuja, Nigeria. Xechem Nigeria is in the process of expanding this site into a self-sufficient five to six-building complex for the commercial production of NICOSAN(TM) / HEMOXIN(TM). Much of the equipment necessary for the production has been purchased or is in the process of fabrication, with a scheduled launch of the project in 2006, for sale of product initially in the Nigerian market.

ITEM 3.     LEGAL PROCEEDINGS

      There are no pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

      No matters were submitted to a vote of the shareholders during the fourth quarter of 2005.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      Our Common Stock is traded on the OTC Bulletin Board under the trading symbol "XKEM." The following table shows the high and low bid quotations, on a quarterly basis, of our common stock from January 1, 2004 through March 31, 2006:

                                  Common Stock
                                  ------------

                2004        2004        2004        2004
               First       Second      Third       Fourth
              Quarter     Quarter     Quarter     Quarter
              -------     -------     -------     -------
High Bid       $0.065     $0.035      $0.023      $0.0187
Low Bid        $0.055     $ 0.03      $ 0.02      $0.0171


                2005        2005        2005        2005         2006
               First       Second      Third       Fourth       First
              Quarter     Quarter     Quarter     Quarter      Quarter
              -------     -------     -------     -------      -------
High Bid       $0.029     $0.017      $0.0165      $0.029      $0.0297
Low Bid        $0.013     $0.007      $  0.01      $ 0.01      $0.0036


      Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Dividends
---------

      We have not declared or paid any dividends on our common stock since our inception and our board of directors does not contemplate doing so in the near future. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other factors, as our board of directors deems relevant.

Holders
-------

      As of March 31, 2006, there were 370 record holders and approximately 6,500 beneficial owners of our common stock. Dividends on the common stock are subordinated to the payment of dividends on our outstanding Class A Voting Preferred Stock (the "Class A Preferred Stock"). The Class A Preferred Stock has a dividend preference of $.00001 per annum per share on the liquidation preference of $.00001 per share on a cumulative basis. As of March 31, 2006 there were 2,500 outstanding shares of Class A Preferred Stock. As of March 31, 2006 there were 10,000 outstanding shares of Class C, Series 6 Preferred Stock with a par value of $.00001 with voting rights of 1 share of Class C, Series 6 equal to 10,000 shares. All of the Class C Series 6 shares are held by Dr. Pandey. As of March 31, 2006, there were 5,583 outstanding shares of Class C Series 7 Preferred Stock and 8 holders of record.

Equity Compensation Plan Information
------------------------------------

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
                                    warrants and rights                rights               reflected in column (a)
Plan category                               (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans                   --                           --                           --
approved by security holders

------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not           3,500,000*                      $0.02                     20,500,000*
approved by security holders

------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                   3,500,000*                      $0.02                     20,500,000*
------------------------------- ---------------------------- ---------------------------- ----------------------------

*This issuance and the Plan are subject to shareholder approval.

      During the fiscal year ended December 31, 2005, we converted approximately $318,000 of convertible debt plus $230,000 of accrued interest into approximately 99,500,000 shares of our common stock at conversion rates from $0.005 to $0.0075.

Recent Sales of Unregistered Securities
---------------------------------------

      The following sets forth securities sold by us in the last two years without registration under the Securities Act. Unless otherwise noted, in each case we sold shares of our common stock or warrants to acquire common stock in private transactions to persons we believed were "accredited investors" and/or "sophisticated investors" not affiliated with us unless otherwise noted, and purchasing the shares with an investment intent. Each of the transactions involved the offering of such securities to a substantially limited number of persons. Each person took the securities as an investment for his/her/its own account, and not with a view to distribution. We relied upon exemptions contained in Section 4(2) of the Securities Act or Regulation D promulgated thereunder in each of these instances. In each case, we did not engage in general solicitation and advertising and the shares were purchased by investors with whom we, through our officers and directors, had preexisting relationships. Each person had access to information equivalent to that which would be included on a registration statement on the applicable form under the Securities Act. We did not use underwriters for any of the transactions described below; therefore, these transactions did not involve underwriter discounts or commissions.

      On February 28, 2005, we entered into a series of agreements (February 2005 Financing), pursuant to which investors infused $1,567,639. Investors, including Margie Chassman, purchased approximately 1,568 units. Ms. Chassman is the spouse of David Blech. Each unit is comprised of $1,000 principal amount of secured convertible promissory notes and five year warrants to purchase approximately 33,333.33 shares of our common stock at $0.015 per share (for warrants to purchase a total of approximately 52,266,661 shares of common stock for 1,568 units). Furthermore, each of the notes was convertible into our common stock at $0.015 per share. This debt has subsequently been paid in full, so only the warrants remain. The shares underlying the warrants have registration rights.

      In August 2005, pursuant to the Term Sheet (August 2005 Financing), Ms. Chassman and certain other investors introduced to us through Chassman, agreed to invest $1,000,000 over the course of 50 days as follows: (a) $100,000 within 24 hours of execution of the Term Sheet; (b) $400,000 on or before September 6, 2005; and (c) $500,000 on or before October 6, 2005, provided however, that the investors could extend the date for full funding of the September and October installments by seven days each. The terms of this financing were amended on September 30, 2005.

      We issued convertible notes in the amounts funded and will issue 1,500,000 shares of our $0.00001 par value per share common stock for each $100,000 of principal amount of notes funded, for a total of 15,000,000 shares of common stock. To date, these shares have not been issued.

      The notes are due and payable on April 6, 2007 and bear simple interest at the rate of 8% per annum, which shall accrue and be due and payable on maturity. The notes are prepayable in whole or part without penalty at any time through January 31, 2006. The notes plus accrued and unpaid interest are convertible into our $0.00001 par value per share common stock at $0.005 per share (approximately 200,000,000 shares, with no accrued interest).

      We are not obligated to register the shares underlying the notes. To the extent the we lack sufficient authorized shares of common stock, we agree to take the necessary steps to seek approval for the issuance of additional shares of common stock, and in the interim will issue shares of Class C Preferred Stock, with a conversion ratio of 1,000,000 shares of common stock for each share of Class C Preferred Stock, which shares will have a stated value of $0.00001 per share, and shall be immediately convertible into common stock as soon as an adequate number of shares of common stock are authorized.

      Upon the full and timely funding of the August 2005 Financing notes, the conversion price on all previously existing and outstanding loans (principal plus accrued interest) owing from us to Chassman, the Harbor Trust, or any of their respective affiliates (approximately $3,800,000 in the principal amount) was reset to $0.005 per share, subject to adjustment.

      In 2005, we received $445,000 from related parties and $50,000 from non-related parties in the form of nine short-term notes. The due dates of the notes range from six months to one year with interest at 8%-12% with accrued interest at December 31, 2005 of $5,900.

      In 2005, prior year notes for related and non-related parties totaling $551,000 were extended from six months to one year and the holders were granted a five-year option to purchase shares of common stock at market value at the date of grant. These options were also given to the parties whose notes were issued in 2005. At December 31, 2005, a total of 32,626,000 options were granted to purchase shares of our common stock.

      In 2005, we established a Sickle Cell Advisory Board to assist management in creating public awareness of our efforts to bring an effective treatment for Sickle Cell Disease to market in the United States and the world. Members will collectively receive up to a total of 20,000,000 shares of our common stock in consideration for their services. We have issued 4,000,000 shares as of December 31, 2005.

      We have agreed to provide to Dr. Pandey the amount of voting stock necessary for him to maintain 20% of the outstanding voting stock of our company. On December 31, 2005, we issued Dr. Pandey 3,511 shares of Class C, Series 6 Preferred Stock, so that he may maintain his 20% voting interest. We have authorized only 10,000 shares of Class C, Series 6 Preferred Stock. We must authorize additional shares of Class C, Series 6 stock before more shares may be issued to Dr. Pandey. On December 31, 2004, we issued Dr. Pandey 5,566 shares of Class C, Series 6 Preferred Stock, so that he may maintain his 20% voting interest. The shares were issued to Dr. Pandey at par value. Each share of Class C, Series 6 Preferred Stock is equivalent to 10,000 shares of voting stock, but has no economic rights other than to be redeemed at par or to participate pro rata with common stock.

      From January through April 6, 2006, we received $605,000 in the aggregate in convertible bridge loan financings. Ms. Chassman loaned us $580,000 and a related party to us loaned us the other $25,000. The notes for the loans are in negotiation and will include an interest rate, a conversion rate to common stock of approximately $0.005 per share and will have a maturity date within six months to two years. This financing is subject to final negotiation, documentation and board approval.

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

      For the period from November 11, 2003 through June 30, 2004, Marjorie Chassman advanced $2,800,000 of convertible debt to us. She received warrants to purchase 14,000,000 shares of common stock at $0.0025 per share. On June 17, 2005, as part of a debt restructuring, Ms. Chassman agreed to: (1) eliminate her registration rights with respect to the $2,800,000 debt; and (2) eliminate Chassman's first priority interest in the remaining CepTor shares owned by us (500,000). We agreed to assist Chassman in obtaining 144(K) eligibility opinions of her outstanding debt conversions. The due date for this debt has been extended to December 31, 2006.

      On April 23, 2004, our board of directors agreed to accept convertible note bridge loan financing, the proceeds of which would go to CepTor, in the amount of $1,100,000. The bridge notes were convertible into shares of Xechem common stock, at the lesser of $0.07 per share or a 25% discount to market price if the loans were not repaid within six months. Mr. Pursley, our former director, president and chief operating officer and current president of CepTor pledged his options to purchase 43,000,000 shares of Xechem common stock as security on the debt. Furthermore, the former CepTor Shareholders, holding at least 80% of the original CepTor Stock waived their rights to contingent compensation under the CepTor merger agreement. Mr. Pursley surrendered his option to purchase 43,000,000 shares of our common stock on June 17, 2005.

      On April 7, 2004, we executed definitive documents with Alembic Limited, a pharmaceutical company based in India. We issued $640,000 of our common stock at an exercise price which was originally set at $0.15 per share and later reduced to $0.07 per share (approximately 9,142,857 shares) as part of an equity infusion. Alembic agreed to loan $3,000,000 to us in the form of a convertible note, which note is convertible at Alembic's option into our common stock at a 30%, 40%, 50% and 60% discount to the average closing price of our common stock, on the first, second, third and fourth anniversaries of the closing date, respectively over a four year period. We also entered into a License, Royalty and Distribution Rights Agreement, by and among Xechem, Alembic and Xechem Pharmaceuticals Nigeria, Limited, for the production and sale of NICOSAN(TM)/HEMOXIN(TM) through Xechem Nigeria, a majority owned subsidiary of ours. Pursuant to these agreements, Xechem granted Xechem Nigeria a sub-license of the HEMOXIN(TM) patent in return for a royalty to Xechem of 30% of gross revenues for the first year and 25% of gross revenues thereafter. We also granted Alembic a five year warrant to purchase 10,000,000 shares of our common stock at $0.20 per share, a 15% ownership interest in Xechem Nigeria and a right of first refusal for the distribution of HEMOXIN(TM)/NICOSAN(TM) in Nigeria. This agreement was terminated and a new agreement was entered into in 2005.

      During the fiscal year ended December 31, 2004, we issued a total of 184,885,621 shares of common stock in connection with the conversion of approximately $462,000 of convertible debt and accrued interest, at $0.0025 per share.

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

      We issued 5,855 shares of our Class C Series 7 Preferred stock to the shareholders of CepTor Corporation in connection with our acquisition of CepTor Corporation on February 18, 2004. In April 2006, certain holders converted 272 of these shares into 1,358,865 shares of our common stock.

      In January 2004, we entered into an agreement with Wolfe Axelrod Weinberger to serve as our financial public relations counsel for a program of financial communications and investor relations. Among other things, under the terms of the agreement, we issued them a warrant to purchase 7,500,000 shares of our common stock at $0.1955 per share.

      During the fiscal year ended December 31, 2003, we issued a total of 63,581,057 shares (post-split) of our common stock in connection with the conversion of approximately $1,003,007 of convertible debt, at approximately $0.016 per share.

      On December 2, 2003, the board of directors voted to make Mr. Pursley the president and chief operating officer of Xechem. The board further agreed to enter into a two year employment agreement with Mr. Pursley, effective December 1, 2003, whereby he would receive an annual base salary of $330,000 with a discretionary bonus in addition to an option package exercisable at $0.0025 per share to provide him with 20% fully diluted ownership of Xechem based upon current outstanding stock. On March 31, 2004, we entered into an agreement with CepTor Corporation and William Pursley, in which Mr. Pursley agreed to resign as the president and chief operating officer of Xechem and act as the chief executive officer of CepTor Corporation for a two year term, subject to automatic renewal. As part of his compensation package, the board of directors amended Mr. Pursley's original option package to eliminate his 20% option and replace it with a five year option to purchase 43,000,000, shares of Xechem common stock exercisable at $0.0025 per share. Mr. Pursley surrendered his option to purchase 43,000,000 shares of our common stock on June 17, 2005.

      We have agreed to provide to Dr. Pandey the amount of voting stock necessary for him to maintain 20% of the outstanding voting stock of our company. In December 2003, we cancelled all of the outstanding shares of Class C Series 6 Preferred Stock which had been issued to Dr. Pandey, as a result of the reverse split. We then issued 923 shares of Class C Series 6 Preferred Stock to Dr. Pandey so that he could maintain his 20% voting rights. The shares were issued to Dr. Pandey at par value. Each share of Class C, Series 6 Preferred Stock has voting rights equivalent to 10,000 shares of voting stock and carries with it nominal economic value (i.e., the right to be redeemed at par value of $0.00001 per share).

      In 2003, we received $48,000 from members of Dr. Pandey's family in the form of six short-term notes. Three of the note holders are to be issued 360,000 shares of our common stock. Two of the remaining notes, totaling $20,000 can be converted into 2,000,000 shares of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

General
-------

      We are the holder of all of the capital stock of Xechem, Inc., a development stage bio-pharmaceutical company engaged in the research, development, and production of niche generic and proprietary drugs from natural sources. Xechem, Inc. was formed in March 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.), a publicly traded company. Xechem Laboratories (formed in 1993), XetaPharm, Inc. (formed in 1996), Xechem (India) Pvt. Ltd. (acquired in 1996), and Xechem UK, Ltd. (formed in 2005) are our subsidiaries. Xechem Pharmaceutical China Ltd., (formed in 2000) is an inactive affiliate. Xechem Pharmaceuticals Nigeria Limited (formed in 2002) is currently owned 100% by us. Xechem's principal product under development is NICOSAN(TM)/HEMOXIN(TM) which has shown efficacy in the treatment in Sickle Cell Disease. The development and production of NICOSAN(TM)/HEMOXIN(TM) is being conducted through Xechem Nigeria.

Results of Operations
---------------------

      The Year Ended December 31, 2005 vs. The Year Ended December 31, 2004

      The following table sets forth certain statement of operations data of Xechem for each of the years ended December 31, 2005 and December 31, 2004 and for the cumulative period from inception (March 15, 1990) to December 31, 2005.

                                              YEARS ENDED         FROM INCEPTION
                                              DECEMBER 31             TO 2005
                                              -----------         --------------
                                                        (in thousands)
                                                   2005       2004

Revenue                                        $      6    $    168    $  2,121
Research and development expense               $  1,111    $  2,119    $ 14,652
General and administrative expenses            $  3,155    $  4,190    $ 24,252
Write down of inventory and intangibles        $     --         $--    $  1,861
Loss from operations                           $ (4,260)   $ (6,141)   $(38,644)
Other expense                                  $ (6,345)   $(11,850)   $(35,272)
Sale of New Jersey net operating loss carry    $    566    $    385    $  2,636
forwards
Net Loss                                       $(10,039)   $(17,606)   $(71,280)

Revenue
-------

      We had revenues of $6,000 for the twelve months ended December 31, 2005 a decrease of $162,000 or 96% as compared to the twelve months ended December 31, 2004. In the twelve months ended December 31, 2004, we had employees providing consulting services to third-party entities and those employees are no longer with us and we are no longer providing those consulting services. XetaPharm's revenues from the sale of nutraceuticals decreased approximately $4,000 or 40% from $10,000 for the year ended December 31, 2004 to $6,000 for the year ended December 31, 2005.

Research and Development
------------------------

      Research and development expenditures decreased $1,031,000 or 48% from $2,119,000 for the year ended December 31, 2004 to $1,088,000 for the year ended December 31, 2005. Our research and development expenditures emphasize our sickle cell treatment drug NICOSAN(TM)/HEMOXIN(TM) and our new start-up entity Xechem Nigeria. Our research and development expenditures are also made in conjunction with the development of compounds to make niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection.

      The major expenses of 2005 were: (a) salaries and wages of our research personnel which were approximately $245,000 for the year ended December 31, 2005, as compared to approximately $244,000 for the year ended December, 2004;
(b) depreciation expense of approximately $184,000 an increase of approximately $7,000 or 4% as compared to 2004; (c) consulting fees which decreased to $11,000 for the year ended December 31, 2005 as compared to $184,000 for the year ended December 31, 2004; (d) repairs and lab materials and supplies remained about the same with $89,000 for the year ended December 31, 2004 and $88,000 for the year ended December 31, 2005; (e) the start up costs for Xechem Nigeria and our sickle cell drug decreased to $579,000 for the year ended December 31, 2005 as compared to $1,378,000 for the year ended December 31, 2004; (f) professional development decreased $25,000 from $30,000 for the year ended December 31, 2004 to $5,000 for the year ended December 31, 2005; (f) purchase discount was $16,000 for the year ended December 31, 2005 as compared to $0 for the year ended December 31, 2004; and (g) other expenses decreased $2,000 from $17,000 for the year ended December 31, 2004 to $15,000 for the year ended December 31, 2005.

      We anticipate expenses to increase for 2006 with our proposed launching of NICOSAN(TM) in Nigeria and the clinical testing and trials of HEMOXIN(TM) in the United States. In order to pursue these activities, we must obtain additional financing in excess of $8,500,000. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

General and Administrative
--------------------------

      General and administrative expenses decreased $1,035,000 or 25%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The major expenses of 2005 were: (a) salaries and wages of approximately $939,000 a decrease of approximately $239,000 or 20% as compared to 2004; (b) consulting fees which decreased to $546,000 for the year ended December 31, 2005 as compared to $1,190,000 for the year ended December 31, 2004; (c) rent expense increased $41,000 from $137,000 for the year ended December 31, 2004 to $178,000 for the year ended December 31, 2005; (d) legal fees totaled $389,000 in 2005, as compared to $212,000 in 2004, an increase of $177,000 or 83%; (e) directors and officers insurance decreased $15,000 from $128,000 for the year ended December 31, 2004 to $113,000 for the year ended December 31, 2005; (f) medical and property insurance increased $60,000 from $99,000 for the year ended December 31, 2004 to $159,000 for the year ended December 31, 2005; (g) advertising expense decreased approximately $111,000 from $127,000 for 2004 as compared to $16,000 in 2005; (h) financing fees decreased approximately $200,000 from $379,000 in 2004 to $179,000 in 2005; (i) accounting fees decreased approximately $65,000 from $122,000 in 2004 to $57,000 in 2005; (j) travel expenses increase $6,000 from $191,000 in 2004 to $197,000 in 2005; (k)
professional services decreased $24,000 from $80,000 in 2004 to $56,000 in 2005;
(l) utilities and office expenses increased $10,000 from $111,000 in 2004 to $121,000 in 2005; and (m) other expenses decreased $31,000 from $236,000 for the year ended December 31, 2004 to $205,000 for the year ended December 31, 2005.

      In June 2005 CepTor purchased/redeemed 2,886,563 shares of CepTor common stock from Xechem at $.80 per share for an aggregate purchase price of $2,309,000. In the first quarter 2005, we had sold back to CepTor 366,580 shares for $916,000. The cumulative sales of CepTor common stock totaling $3,669,000 resulted in a gain from the sale of CepTor common shares of $2,928,000. This was offset by our share of CepTor's net loss of $4,409,000 for the twelve months ended December 31, 2005. In the twelve months ended December 31, 2004, we had a $468,000 offset against expenses for a minority interest share of net loss related to CepTor Corporation.

      Our share of net loss from CepTor stock was $4,287,000, calculated on the basis of our approximately 4% ownership, for the twelve months ended December 31, 2005 as compared to $9,300,000 for the twelve months ended December 31, 2004, calculated on the basis of 100% ownership.

Other
-----

         Interest expense for non-related parties equaled approximately $4,722,000 in the year ended December 31, 2005, an increase of approximately $2,211,000 or 88% as compared to the year ended December 31, 2004. The increase in expense was the result of additional debt incurred in 2005 and approximately $4,098,000 was non-cash in nature due to borrowings evidenced by debentures and notes and the beneficial conversion feature of said debentures. Interest expense for related parties was approximately $97,000 for the year ended December 31, 2005 as compared to $44,000 for the year ended December 31, 2004 due to increased indebtedness.

      New Jersey Economic Development Authority

      During December of 2005 we received approval from the New Jersey Economic Development Authority ("NJEDA") to sell approximately $658,000 of tax benefits generated from NOL's. Under the terms of this NJEDA program, the proceeds of the sale had to be used for the purchase of fixed assets, working capital and any other expenses determined by the NJEDA to be in conformity with the New Jersey Emerging Technology and Biotechnology Financial Assistance Act. During 2005 and 2004, Xechem and its subsidiaries transferred the tax benefits of $658,000 and $532,000 in exchange for $566,000 and $385,000 respectively, pursuant to the New Jersey State Tax Credit Transfer program. We received approximately $566,000 net pursuant to this program in December 2005.

      We anticipate expenses to increase for 2006 with our proposed launching of NICOSAN(TM) in Nigeria and the clinical testing and trials of our new drug HEMOXIN(TM) in the United States. We anticipate that general and administrative expenses will increase, with the expansion of our operations and marketing efforts. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. The exact number and nature of persons hired and our expenses for such persons will depend on many factors, including the capabilities of those persons who seek employment with us and the availability of additional funding to finance these efforts.

      We are currently capitalizing continued activities related to the proposed launching of NICOSAN(TM) in Nigeria and the clinical testing and trials of our new drug HEMOXIN(TM) in the United States. In order to pursue these activities, we must obtain additional financing. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

Liquidity and Capital Resources
-------------------------------

      On December 31 2005, we had cash and cash equivalents of $329,000, negative working capital of $5,718,000 and stockholders' deficit of $5,731,000. During the fiscal year ended December 31, 2005, we converted approximately $318,000 of convertible debt plus $230,000 of accrued interest into approximately 99,500,000 shares of our common stock at conversion rates from $0.005 to $0.0075. In the period from January 1, 2006 through April 5, 2006, holders converted debt in the aggregate amount of $2,542,000, $2,384,000 of which is principal and $158,000 of which is interest into 507,636,970 shares of our common stock (exercised at conversion rates between $0.0025 - $0.0075 per share), which represent approximately 58% of our issued and outstanding common stock.

      $605,000 Bridge Loan Financing

      From January through April 6, 2006, we received $605,000 in the aggregate in convertible bridge loan financings. Ms. Chassman loaned us $580,000 and a related party to us loaned us the other $25,000. The notes for the loans are in negotiation and will include an interest rate, a conversion rate to common stock of approximately $0.005 per share and will have a maturity date within six months to two years. The financing is subject to final negotiation, documentation and board approval.

      $2,500,000 - $3,000,000 Bridge Loan Financing

      We are in the process of negotiating a convertible bridge loan financing with Ms. Chassman and certain other investors in the amount of $2,500,000 to $3,000,000. The loans are proposed to have a maturity date of December 31, 2007 and will bear interest at 8% per year. The notes will convertible into our shares of common stock at a rate to be determined and it is anticipated that the holders will be granted registration rights. It is also anticipated that the investors will be granted warrants, at an exercise equal to the conversion rate. The funding is subject negotiation of final terms, documentation and board approval. There is no certainty that this investment will occur.

      BMS Settlement

      On December 13, 2005, we entered into an agreement in principle concerning the settlement of the Xechem, Inc. and Xechem International, Inc. vs. Bristol-Myers Squibb Company, 03 C 1920 lawsuit.

      Xechem filed an anti-trust lawsuit against Bristol-Myers Squibb on March 17, 2003, to secure damages, injunctive and other equitable relief for Bristol-Myers Squibb's alleged violations of federal and state antitrust laws. The case, filed in the United States District Court, Northern District of Illinois, arose out of Bristol-Meyers Squibb's allegedly unlawful maintenance of a monopoly over the United States market for paclitaxel-based anti-cancer drugs and conspiracy to further its monopoly.

      The lawsuit alleged that Bristol-Myers Squibb (BMS) was liable for violation of Section 2 of the Sherman Act (15 USC 2). Xechem sought an award in damages in the sum of $50,000,000 with damages to be trebled to at least $150,000,000. The case was dismissed in late 2003, and we filed an appeal of the dismissal with the U.S. Court of Appeals for the Seventh Circuit. On September 23, 2004, the U.S. Court of Appeals for the Seventh Circuit reversed the District Court opinion and determined that the basis for dismissal was improper. It reinstated and remanded the case to the District Court.

      In December 2005, in return for Xechem's full release of all claims that were or could have been asserted against BMS in connection with the case, BMS agreed to pay us $4,200,000 and further agreed to release us from all claims BMS could have asserted against us in the case. Each party agreed to bear their own costs, fees and expenses. Further, BMS agreed to waive the $29,599.14 fee award granted by the Court on September 7, 2005. BMS made the settlement payment to us in January 2006.

      During 2002, Xechem issued convertible notes totaling $367,000, which figure was increased by an additional funding of $767,000 by certain investors during the twelve months ended December 31, 2003, at which time debentures were converted into term notes. The term notes bear simple interest at 8% per annum, plus additional interest equal to 40% of the net judgment or settlement proceeds with respect to the BMS lawsuit (after deduction of legal fees and costs). A portion of the BMS settlement was used to satisfy the interest due on this financing.

      After payment of legal fees, costs, interest due on prior financings and prorations, we received approximately $1,700,000 from the settlement.

      Ex-Im Bank Transaction

      We are in negotiations with UPS Capital Business Credit to obtain financing in the sum of $8,253,000 for our pharmaceutical project in Nigeria. A portion of those loan proceeds are anticipated to be applied to reimburse us for expenditures already made for certain of the line items covered by the proposal. In March 2006, we paid a $50,000 non-refundable good-faith deposit to UPS and the loan facility. The loan facility proposal is being processed under the U.S. Ex-Im Bank Loan Guarantee Program. One requirement, among others, of the loan facility is the provision of a Nigerian bank guarantee in the amount of the proposed loan, from an identified Nigeria-based bank.

      Two Nigeria-based banks have been identified which are qualified to provide the Nigerian bank guarantee required by UPS Capital and Ex-Im Bank. UPS has provided a loan offer to us, which we have approved in principle. The two Nigerian banks must also review and approve the UPS offer. Upon the banks' acceptance of the loan offer, they will undergo discussions with UPS regarding the final terms. If UPS completes the negotiation to its satisfaction, a formal request will be submitted by UPS Capital to Ex-Im Bank for the credit guarantee approval. If Ex-Im Bank provides the loan guarantee, UPS Capital will be authorized to disburse the funds to us.

      There is no way to predict whether UPS will provide its approval to fund the loan to us. Without this loan, or alternative capitalization, we have not identified alternative sources to fund the construction of the full-scale production facility in Nigeria. In the event the loan is obtained, we estimate that there will be additional expenses associated with the completion of the Nigerian facility and start-up of production. We are hopeful that these additional monies can come from potential local financing in Nigeria (debt, equity and/or possible prepayment for product) and/or from potential domestic funding sources, although no commitments have been obtained for such funding. In the event all of such financing can be obtained, we have the further risk that cost overruns and/or delays in bringing the product to market could adversely impact execution of our business plan.

      Marketing of NICOSAN(TM)

      Sales of our NICOSAN(TM) product are anticipated to begin in Nigeria during the second quarter 2006. Although we do not anticipate early revenues to be significant, these revenues will help support the costs of operations in Nigeria.

      Management's Plans

      We have financed research and development activities principally through capital contributions and loans made by our stockholders, other investors, banks, and through funds received from the sale of State of New Jersey NOL's (net operating losses) through the New Jersey State Tax Credit Transfer program, and recently through the settlement of litigation.

      During the year ended December 31, 2005 compared to the year ending December 31, 2004, we have maintained administrative and research expenses and our monthly cash requirements. For the year ending December 31, 2005 as our business development activities increase we expect the following:

      In 2006 we plan to finalize testing and formulation of NICOSAN(TM), a sickle cell drug. We commenced construction of our own facility in Nigeria in 2004, with plans to begin production, marketing and sales in Nigeria in 2006.

      We expect to continue our development efforts with respect to antifungal, anticancer, antiviral (including anti-AIDS) and anti-inflammatory compounds, as well as antiaging and memory enhancing compounds. Although we do not expect product revenues from these sources in 2006, we anticipate that these development activities may enable us to enter into more favorable licensing and/or investment arrangements.

      We are pursuing financing opportunities through various loans and bridge financing, which if funded would meet our immediate needs. We will need to generate funds from operations and/or debt and equity funding sources to enable us to repay such loans and our other outstanding debt, and to bring NICOSAN(TM) to market.

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

      Recent Accounting Policies

      In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections--a Replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS 154). SFAS 154 requires retrospective application of voluntary changes in accounting principles, unless impracticable. SFAS 154 supersedes the guidance in APB Opinion No. 20 and SFAS No. 3, but does not change any transition provisions of existing pronouncements. Generally, elective accounting changes will no longer result in a cumulative effect of a change in accounting in the income statement, because the effects of any elective changes will be reflected as prior period adjustments to all periods presented. SFAS 154 will be effective beginning in 2006 and will affect any accounting changes that we elect to make thereafter.

      In March 2005, the FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations and interpretation of FASB Statement No. 143" (FIN
47). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The cumulative effect of initially applying FIN 47 would be recognized as a change in accounting principle. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN 47 is not expected to have a material impact on our financial condition or results of operations.

      In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements, and (EITF 05-6). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance on EITF 05-6 will be applied prospectively and is effective for periods after June 29, 2005. EITF 05-6 is not expected to have a material impact on our consolidated financial statements.

      In February 2006, FASB issued FASB 155, Accounting for Certain Hybrid Financial Instruments an amendment to FASB 133, Accounting for Derivative Instruments and Hedging Activities, and FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. FASB 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The FASB 155 guidance also clarifies which interest-only strips and principal-only strips are not subject to the requirement of FASB 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. FASB 155 is not expected to have a material impact on our consolidated financial statements.

      In March 2006, FASB issued FASB 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140. FASB 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. FASB 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. FASB 156 is effective the beginning of the first fiscal year that begins after September 15, 2006. FASB 156 is not expected to have a material impact on our consolidated financial statements.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Xechem International, Inc. Consolidated Financial Statements
Report of Independent Registered Accounting Firm                             F-1

Consolidated Balance Sheet as of December 31, 2005                           F-2

Consolidated Statements of Operations                                        F-3

Consolidated Statements of Stockholders' Equity (Deficit)                    F-4

Consolidated Statements of Cash Flows                                       F-12

Notes to Consolidated Financial Statement                            F-14 - F-38

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Xechem International, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Xechem International, Inc. and Subsidiaries (a development state enterprise) as of December 31, 2005, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for each of the two years and the cumulative period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xechem International, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years and the cumulative period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   MOORE STEPHENS, P. C.
                                                   Certified Public Accountants.

New York, New York
March 18, 2006

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET

                                              ASSETS                            December 31,
                                                                                    2005
                                                                                ------------
CURRENT ASSETS
   Cash                                                                         $    329,000
   Prepaid expenses and other current assets                                         208,000
                                                                                ------------

   Total Current Assets                                                              537,000

   Equipment, less accumulated depreciation of $1,206,000                          1,266,000
   Leasehold improvements, less accumulated amortization of $840,000                 175,000
   Deposits                                                                           53,000
                                                                                ------------

TOTAL ASSETS                                                                    $  2,031,000
                                                                                ============

                              LIABILITIES & STOCKHOLDERS' [DEFICIT]
CURRENT LIABILITIES
   Accounts payable                                                             $    747,000
   Accrued expenses to related parties                                               384,000
   Accrued expenses to others                                                        953,000
   Note payable to bank                                                               55,000
   Notes payable to related parties                                                  984,000
   Notes payable others                                                            3,065,000
   Other current liabilities                                                          67,000

                                                                                ------------
     Total Current Liabilities                                                     6,255,000

Notes payable to related parties                                                     265,000
Notes payable, net of discount of $3,325,000                                       1,185,000
Other liabilities                                                                     57,000

                                                                                ------------
TOTAL LIABILITIES                                                                  7,762,000

COMMITMENTS & CONTINGENCIES                                                               --

STOCKHOLDERS' (DEFICIT)
   Class A voting preferred stock,$ .00001 par value, 2,500 shares
     authorized; 2,500 shares issued and outstanding                                      --
   Class B 8% convertible preferred stock,$ .00001 par value, 1,150 shares
     authorized; none outstanding                                                         --
   Class C preferred stock,$ .00001 par value, 49,996,350 shares authorized;
     15,931 issued and outstanding                                                        --
   Common stock,$.00001 par value 1,950,000,000 shares authorized;
   373,169,000 issued and outstanding                                                  4,000
   Additional paid in capital                                                     65,545,000
   Deficit accumulated during development stage                                  (71,280,000)
                                                                                ------------

   Total Stockholders' (Deficit)                                                  (5,731,000)
                                                                                ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                   $  2,031,000
                                                                                ============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Cumulative from
                                                                                        MARCH 15, 1990
                                                             YEARS ENDED             (Date of Inception) to
                                                             DECEMBER 31,                DECEMBER 31,
                                                    -------------------------------     -------------
                                                        2005              2004              2005
                                                    -------------     -------------     -------------
Revenues:                                           $       6,000     $     168,000     $   2,121,000

Expenses:
   Research and development                             1,111,000         2,119,000        14,652,000
   General and administrative                           3,155,000         4,190,000        24,252,000
   Writedown of inventory
      and intangibles                                          --                --         1,861,000
                                                    -------------     -------------     -------------
                                                        4,266,000         6,309,000        40,765,000
                                                    -------------     -------------     -------------

   Loss from Operations                                (4,260,000)       (6,141,000)      (38,644,000)
                                                    -------------     -------------     -------------

Other Income(Expense) - Net:

   Interest Expense - Related Parties                     (97,000)          (44,000)       (9,082,000)

   Interest Expense - Others                           (4,722,000)       (2,511,000)      (15,561,000)

   Other(net)                                            (169,000)            5,000            28,000

   Gain from Sale of Affiliate's Stock                  2,930,000                --         2,930,000

   Share of Net Loss from Affiliate                    (4,287,000)       (9,300,000)      (13,587,000)
                                                    -------------     -------------     -------------
                                                       (6,345,000)      (11,850,000)      (35,272,000)
                                                    -------------     -------------     -------------

Net Loss before Income Benefit                        (10,605,000)      (17,991,000)      (73,916,000)

Income Tax Benefit                                        566,000           385,000         2,636,000
                                                    -------------     -------------     -------------

   Net Loss                                         $ (10,039,000)    $ (17,606,000)    $ (71,280,000)
                                                    =============     =============     =============

Basic and diluted loss per common share             $       (0.04)    $       (0.08)
                                                    =============     =============

Weighted average number of common shares
outstanding - Basic  and Diluted                      269,127,103       220,082,062
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


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated
                                             Common Stock         Unearned       Additional      During             Total
                                     Number of                 Compensation       Paid-in      Development      Stockholders'
                                   Shares Issued   Par Value      Expense         Capital         Stage            [Deficit]
                                   -------------   ---------      -------         -------         -----            -------

   Balances At December 31,
     2002 - Forwarded                659,000   $     20,000    $   (158,000)   $ 38,174,000   $(39,807,000)   $ (1,771,000)

Effect of Reverse Stock Split             --        (19,000)             --          19,000             --              --
Stock issued upon conversion
  of notes at an average of
  $.0002 per share                   422,000             --              --         254,000             --         254,000
Stock issued upon conversion
  of notes at an average
  of $.00006 per share               972,000             --              --         171,000             --         171,000
Stock issued upon conversion
  of notes & debentures
  at $.000025 per share            1,091,000             --              --          84,000             --          84,000
Stock issued upon conversion
  of notes at an average
  of $.06 per share                  789,000             --              --          47,000             --          47,000
Stock issued upon conversion
  of notes at an average
  of $.055 per share                  63,000             --              --           3,000             --           3,000
Stock issued upon conversion
  of notes at an average
  of $.03 per share               10,673,000             --              --         320,000             --         320,000
Stock issued upon conversion
  of notes at an average
  of $.0025 per share             49,571,000             --              --         125,000             --         125,000
Amortization of unearned
  stock compensation                      --             --         158,000              --             --         158,000
Fair value of Stock to be
  issued in conjunction
  with loans                              --             --              --          78,000             --          78,000
Fair value of Stock to be
  issued in conjunction
  with consulting                         --             --              --          25,000             --          25,000
Issuance of warrants                      --             --              --       2,647,000             --       2,647,000
Beneficial conversion
  feature of loans                        --             --              --          70,000             --          70,000
Net loss for the year
  ended December 31, 2003                 --             --              --              --     (3,828,000)     (3,828,000)
                                  ----------   ------------    ------------    ------------   ------------    ------------

   Balances At December 31,
     2003 - Forward               64,240,000   $      1,000    $         --    $ 42,017,000   $(43,635,000)   $ (1,617,000)


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                             Accumulated
                                            Common Stock         Unearned     Additional       During          Total
                                      Number of                Compensation    Paid-in       Development    Stockholders'
                                       Shares       Par Value    Expense       Capital         Stage          [Deficit]
                                       ------       ---------    -------       -------         -----           -------
   Balances At December 31,
     2003 - Forwarded                64,240,000   $      1,000   $     --   $ 42,017,000   $(43,635,000)   $ (1,617,000)

During the 1st quarter of
  2004, Stock issued upon
  conversion of notes at
  an average of $.0025 per share    185,886,000          2,000         --        461,000             --         463,000
In March 2004 Stock issued
  pursuant to private placement
  for cash at $.07 per share          9,143,000             --         --        640,000             --         640,000
In March 2004 Stock issued
  for services rendered at an
  average of $.12 per share             200,000             --         --         24,000             --          24,000
In January 2004 Stock issued
  for services rendered
  and charged in prior year             200,000             --         --             --             --              --
Stock of Preferred Class C
  issued for Ceptor purchase                 --             --         --      4,760,000             --       4,760,000
Beneficial conversion
  feature of loan                            --             --         --      1,500,000             --       1,500,000
Capitalization of deferred
  finance charges                            --             --         --      2,065,000             --       2,065,000
Stock sale by CepTor                         --             --         --      9,135,000             --       9,135,000
Net loss for the year
  ended December 31, 2004                    --             --         --             --    (17,606,000)    (17,606,000)
                                    -----------   ------------   --------   ------------   ------------    ------------

   Balances At December 31, 2004    259,669,000   $      3,000   $     --   $ 60,602,000   $(61,241,000)   $   (636,000)

Beneficial conversion feature of
  loan                                       --             --         --      3,986,000             --       3,986,000

Shares issued upon conversion of
  notes @ $ .005 - $ .0075 per
  share                              99,500,000          1,000         --        775,000             --         776,000

Shares issued for services
  rendered @ $.013 per share         10,000,000             --         --        130,000             --         130,000
                                    -----------   ------------   --------   ------------   ------------    ------------

   Totals - Forward                 369,169,000   $      4,000   $     --   $ 65,493,000   $(61,241,000)   $  4,308,000


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                             Accumulated
                                            Common Stock         Unearned     Additional       During          Total
                                      Number of                Compensation    Paid-in       Development    Stockholders'
                                       Shares       Par Value    Expense       Capital         Stage          [Deficit]
                                       ------       ---------    -------       -------         -----           -------

   Totals - Forward                 369,169,000   $      4,000   $     --   $ 65,493,000   $(61,241,000)   $  4,308,000

Shares issued to Sickle Cell
  Advisory Board @ $ .013 per
  share                               4,000,000             --         --         52,000             --          52,000

Net loss for the year ended
  Dec. 31, 2005                              --             --         --                   (10,039,000)    (10,039,000)
                                    -----------   ------------   --------   ------------   ------------    ------------


   Balances At December 31, 2005    373,169,000   $      4,000   $     --   $ 65,545,000   $(71,280,000)   $ (5,731,000)
                                    ===========   ============   ========   ============   ============    ============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            Cumulative from
                                                                                                            March 15, 1990
                                                                                                          (date of inception)
                                                                             Years Ended December 31,       to December 31,
                                                                           -----------------------------  -------------------
                                                                               2005             2004             2005
                                                                           ------------     ------------     ------------
Cash flows from operating activities:
    Net loss                                                               $(10,039,000)    $(17,606,000)    $(71,280,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Share of Net loss from unconsolidated affiliate                         4,287,000        9,300,000       13,587,000
      Depreciation                                                               93,000          109,000        1,370,000
      Amortization                                                               68,000           68,000        1,013,000
      Amortization of debt discount and beneficial
           conversion features                                                3,861,000        2,047,000        7,329,000
      Amortization of warrants issued                                                --               --          215,000
      Value of stock and stock options issued                                   548,000               --          708,000
      Unearned compensation                                                          --          284,000
      Interest and compensation expense in connection
        with issuance of equity securities                                      130,000               --       19,034,000
      Write down of inventories                                                      --               --        1,344,000
      Write down of patents                                                          --               --          517,000
      Loss on investment in related party                                            --               --           89,000
     Amortization of deferred consulting charge                                      --        1,275,000        1,330,000
     Gain from Sale of  Affiliate's Stock                                    (2,930,000)      (2,930,000)

    Changes in operating assets and liabilities (Increase) decrease in:
        Accounts receivable                                                     (26,000)         (14,000)         (67,000)
        Inventories                                                                  --               --       (1,339,000)
        Prepaid expenses and other current assets                               (48,000)          16,000          (13,000)
        Other                                                                        --               --          (20,000)
      Increase (decrease) in:
        Accounts payable                                                        393,000         (248,000)         769,000
        Other current liabilities                                                    --               --          (35,000)
        Accrued expenses                                                         18,000          345,000        1,331,000
                                                                           ------------     ------------     ------------
Net cash flows (used in) operating activities                                (3,645,000)      (4,708,000)     (26,764,000)
                                                                           ------------     ------------     ------------


Cash flows from (used in) investing activities:
    Patent issuance costs                                                            --               --         (548,000)
    Purchases of equipment and leasehold improvements                          (999,000)         (43,000)      (3,163,000)
    Return of Investment in unconsolidated affiliate                          3,225,000          467,000        3,669,000
    Other                                                                         1,000               --           (7,000)
                                                                           ------------     ------------     ------------
Net cash flows from (used in) investing activities:                           2,227,000          424,000          (49,000)
                                                                           ------------     ------------     ------------

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (continued)

                                                                                                            Cumulative from
                                                                                                            March 15, 1990
                                                                                                          (date of inception)
                                                                             Years Ended December 31,       to December 31,
                                                                           -----------------------------  -------------------
                                                                               2005             2004             2005
                                                                           ------------     ------------     ------------
Net cash flows (used in) operating activities -
    Forwarded                                                                (3,645,000)      (4,708,000)     (26,764,000)
                                                                           ------------     ------------     ------------

Net cash flows from (used in) investing activities -
    Forwarded                                                                 2,227,000          424,000          (49,000)
                                                                           ------------     ------------     ------------

Cash flows from (used in) financing activities:
    Proceeds from related party loans                                           450,000               --        2,647,000
    Proceeds from notes payable and convertible notes                         2,603,000        4,450,000       11,226,000
    Proceeds from short term loans                                              105,000               --        4,271,000
    Capital contribution                                                             --               --           95,000
    Net payments on capital leases                                              (39,000)         (23,000)         (82,000)
    Payments on interim loans                                                        --         (200,000)        (808,000)
    Payments on notes payable - others                                       (1,714,000)         (55,000)      (2,348,000)
    Payments on stockholder loans                                                    --         (126,000)        (773,000)
    Proceeds from issuance of capital stock                                          --               --       12,914,000
                                                                           ------------     ------------     ------------

    Net cash flows from financing activities:                                 1,405,000        4,046,000       27,142,000
                                                                           ------------     ------------     ------------

    Net change in cash                                                          (13,000)        (238,000)         329,000
Cash, beginning of periods                                                      342,000          580,000               --
                                                                           ------------     ------------     ------------
Cash, end of periods                                                       $    329,000     $    342,000     $    329,000
                                                                           ============     ============     ============

Supplemental disclosures of cash flow information:
  Cash paid during the periods for:
      Interest paid - related party                                        $     82,000     $     44,000     $    410,000
      Interest paid - other                                                $    547,000     $         --     $    726,000
      Taxes                                                                $         --     $         --     $         --

Supplemental disclosures of Non-cash financing and investing activities in 2005 and 2004:

   Net assets of Xechem India contributed to capital and
    minority interest                                                      $         --     $         --     $    118,000
   Liabilities exchanged for preferred and common stock                    $         --     $         --     $  1,270,000
   Equipment purchased through financing                                   $         --     $         --     $    134,000
   Securities issued as payment on related party note                      $         --     $         --     $     20,000
   Common stock  issued upon conversion of debentures, notes
       and related accrued interest                                          99,500,000      185,886,000      349,518,000
   Common stock issued for services                                          14,000,000          400,000       14,417,000
   Convertible notes refinanced by notes payable                           $         --     $         --     $    367,000
   Warrants Issued                                                                   --               --          193,000
   Warrants Issued for services                                                      --               --        1,330,000
   Warrants issued in conjunction with financing agreement                           --               --
   Beneficial Conversion Features to financing agreements                  $  3,793,000     $  1,500,000     $  4,502,000
   Common stock of subsidiary issued in conjunction with
      financing agreement                                                  $         --     $    929,000     $ 16,662,000
   Preferred Stock issued in Ceptor acquisition                            $         --     $  4,760,000     $  4,760,000
  Assets acquired & Liabilities assumed in Asset acquisition:
       Long Term Debt                                                      $         --     $    275,000     $    275,000
       Prepaid Expenses                                                    $         --     $     18,000     $     18,000
       Accrued Expenses                                                    $         --     $     36,000     $     36,000


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) Nature of the Business and Summary of Significant Accounting Policies

Nature of the Business -We are engaged in the research and technology development of generic and proprietary drugs from natural sources. Research and development efforts focus principally on antifungal, anticancer, antiviral (including anti-AIDS) and anti-inflammatory compounds, as well as antiaging and memory enhancing compounds. We are also focusing on phytopharmaceuticals and other proprietary technologies for orphan diseases. An orphan disease is defined in the U.S. as: (1) a rare disease that affects fewer than 200,000 people; or
(2) a common disease that has been ignored because it is less prominent in the U.S. compared with developing nations. The Company's lead project involves the development of a phytopharmaceutical product, NICOSAN(TM) (HEMOXIN(TM)), which has received Food and Drug Administration (FDA)-designated orphan drug status as the first definitive therapy for sickle cell disease (SCD). SCD is an inherited disease characterized by the deformation of red blood cells (RBCs) and their subsequent inability to transport oxygen throughout the body, resulting in episodes of excruciating pain and decreased life expectancy. In the U.S., most cases of SCD occur among African-Americans and Hispanics of Caribbean ancestry, with approximately one in every 400 African-Americans suffering with the disease.

We are a development stage company, with limited history of operations and have earned minimal revenues from operations to date. Operations from inception have consisted primarily of financial planning, raising capital, and research and development activities. We do not have any products approved for sale at the present time. There can be no assurance that we will be successful in obtaining regulatory clearance for the sale of existing or any future products or that any of the Company's products will be commercially viable.

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

We own 45% of Xechem China ("China") and this joint venture has been inactive since 2001.

As of June 2005, we own less than 5% of Ceptor Corporation ["Ceptor']. Xechem's investment in Ceptor was carried under the equity method of accounting, subsequently switched to the cost accounting method as we did not have significant influence over the operations of this company.

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

Foreign Operations - Operations outside the United States include subsidiaries in India and Nigeria. Foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) Nature of the Business and Summary of Significant Accounting Policies (Continued)

Results of operations for the Company's Nigerian and Indian subsidiaries are translated from the local (functional) currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the Naira and Rupee are included in earnings / [loss]. As a result, the transactions of those operations that are denominated in foreign currencies are remeasured into U.S. dollars, and any resulting gains or losses are included in earnings. The net foreign currency translation was not material.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

We maintain cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per account. At times, such balances may be in excess of the FDIC insurance limit. Management monitors the soundness of these institutions and considers the Company's risk negligible.

Our foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange. As of December 31, 2005, we had approximately $102,000 in cash which was subject to credit risk.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents. As of December 31, 2005, all of the Company's cash represents bank deposits.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) Nature of the Business and Summary of Significant Accounting Policies (Continued)

Inventories - Inventories are stated at the lower of cost or market on a first-in, first-out basis. In 2005 inventory was completely reserved for due, to age and inactivity.

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

Equipment and Leasehold Improvements - Equipment and leasehold improvements are recorded at stated cost less accumulated depreciation. The cost of equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair market value of the leased property at the inception of the lease. Depreciation is computed generally by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives which ranges from 5 -10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over periods not in excess of applicable lease terms. Amortization of capitalized leases and leasehold improvements is included with depreciation expense. Depreciation and amortization expense for equipment and leasehold improvements for the years ended December 31, 2005 and 2004 was approximately $161,000 and $177,000, respectively. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred. Certain equipment is leased from third parties through lease agreements and are treated as capital leases. The Company anticipates acquiring the machines at the stated bargain purchase option prices at the end of the lease terms. These assets are included in equipment.

Investments in Unconsolidated Affiliates - Investments in unconsolidated affiliates, jointly owned companies and other investees in which the Company owns 20% to 50% interest and or exercises significant influence are carried at equity, adjusted for the company's proportionate share of their undistributed earnings or losses (See Note 9).

Debt Discount - Debt discount, which represent costs associated with obtaining long-term financing, are capitalized. The costs generally represent the value of warrants issued in connection with financing arrangements and the intrinsic value of any beneficial conversion feature associated with the underlying debt. The charges are amortized over the lesser of the life of the loan or over the time period until the loan may be converted into stock. Amortization expense relating to deferred financing charges amounted to approximately $3,861,000 and $2,047,000 for the years ended December 31, 2005 and 2004, respectively.

Patents - The cost of patents is charged to operations when incurred, as no value is assigned to the patents due to the uncertainty of realization of value.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) Nature of the Business and Summary of Significant Accounting Policies (Continued)

Concentration of Debt - We have a concentration of debt with one creditor (Marjorie Chassman and certain other investors, "Chassman"). Under the terms of the agreements, we received significant advances during 2005 and 2004 which were necessary to fund our current operations and have issued to Chassman options to convert various debt into common stock. In addition, this investor and certain other investors hold the outstanding convertible notes (see Note 11) as of December 31, 2005.

Research and Development Costs - Expenditures for research and development activities are charged to operations as incurred.

Stock-Based Compensation - We account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting
Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized because the exercise prices of these employee stock options equal or exceed the estimated fair market value of the underlying stock on the dates of grant.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee service received in exchange for awards of equity instruments, based on the grant annual date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is first quarter 2006 for calendar year companies, although early adoption is allowed. SFAS 123R requires companies to adopt its requirements using a "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to then effective date of SFAS 123R. The "modified retrospective" method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "Lattice" model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123F.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather then as an operating cash flow as required under current literature. We have not yet determined what effect, if any, this change will have on future periods.

We are required to adopt SFAS 123R effective January 1, 2006; however, we have not yet determined which of the aforementioned adoption methods we will use.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Advertising Costs - Advertising costs are expensed as incurred. During 2005 and 2004, advertising expenses were approximately $9,000 and $127,000, respectively.

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

Net Income (Loss) Per Share - Net income (loss) per share is presented under SFAS No. 128 "Earnings Per Share." Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. Under SFAS No. 128, net income per share is computed by dividing net income available to common stock shareholders by the weighted average share of common stock outstanding for the period and including dilution that would occur upon the exercise of conversion of all dilutive securities into common stock. As of December 31, 2005, the potentially dilutive securities totaled approximately 1.792 billion shares of common stock.

Effects of Recent Accounting Pronouncements - In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 requires retrospective application of voluntary changes in accounting principles, unless impracticable. SFAS 154 supersedes the guidance in APB Opinion No. 20 and SFAS No. 3, but does not change any transition provisions of existing pronouncements. Generally, elective accounting changes will no longer result in a cumulative effect of a change in accounting in the income statement, because the effects of any elective changes will be reflected as prior period adjustments to all periods presented. SFAS 154 will be effective beginning in 2006 and will affect any accounting changes that we elect to make thereafter.

In March 2005, the FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, and interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The cumulative effect of initially applying FIN 47 would be recognized as a change in accounting principle. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN 47 is not expected to have a material impact on our financial condition or results of operations.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements, and ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance on EITF 05-6 will be applied prospectively and is effective for periods after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company's consolidated financial statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) Nature of the Business and Summary of Significant Accounting Policies (Continued)

In February 2006, FASB issued FASB 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities, and FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. FASB 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The FASB 155 guidance also clarifies which interest-only strips and principal-only strips are not subject to the requirement of FASB 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. FASB 155 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2006,  FASB issued FASB 156,  Accounting  for  Servicing  of  Financial
Assets - an amendment of FASB Statement No. 140. FASB 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. FASB 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. FASB 156 is effective the beginning of the first fiscal year that begins after September 15, 2006. FASB 156 is not expected to have a material impact on the Company's consolidated financial statements.

(2) Operating and Liquidity Difficulties and Management's Plans To Overcome Them

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, we have incurred net losses for the years ended December 31, 2005 and 2004, and we have a working capital deficit, an accumulated deficit, and cumulative negative cash flows from operations since inception. These conditions raise substantial doubt about our ability to continue as a going concern. We are in the development stage and have realized minimal revenues to date. Our research and development activities are at an early stage and the time and money required to develop the commercial value and marketability of our proposed products will require significant cash expenditures for an indefinite period in the future. In order to meet these cash needs, we have entered into the following recent financing agreements.

(1) On December 13, 2005,  we entered into an agreement in principle  concerning
the  settlement  of  the  Xechem,  Inc.  and  Xechem  International,   Inc.  vs.
Bristol-Myers Squibb Company, 03 C 1920 lawsuit. (See Note 6 and 11A)

In return for Xechem's full release of all claims that were or could have been asserted against BMS in connection with the case, BMS agreed to pay us $4,200,000 and further agreed to release us from all claims BMS could have asserted against us in the case. Each party agreed to bear their own costs, fees and expenses. Further, BMS agreed to waive the $29,599 fee award granted by the Court on September 7, 2005. BMS made the settlement payment to us in January 2006.

After payment of legal fees, costs, interest due on prior financings and prorations, we received approximately $1,700,000 from this settlement.

(2) The agreement with Alembic  Limited was  restructured  in December 2005 (See
Note 11D). In accordance with the terms of the loan, in January 2006, from the proceeds from the BMS settlement, $1,000,000 of principal and $190,700 of accrued interest was paid. The remaining principal balance of $2,000,000 due on the Alembic Promissory Note, together with unpaid interest, is due and payable December 31, 2006.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(2) Operating and Liquidity Difficulties and Management's Plans To Overcome Them (Continued)

(3) We are in negotiations with UPS Capital Business Credit to obtain financing in the sum of $8,253,000 for our pharmaceutical project in Nigeria. In March 2006, we paid a $50,000 non-refundable good faith deposit to UPS and the loan facility proposal is being processed under the U.S. Ex-Im Bank Loan Guarantee Program. One requirement, among others, of the loan facility is the provision of a Nigerian bank guarantee in the amount of the proposed loan, from an identified Nigerian-based bank.

Two Nigeria-based banks, have been identified which are qualified to provide the Nigerian bank guarantee required by UPS Capital and Ex-Im Bank. UPS has provided a loan offer to us, subject to our review and approval. The two Nigerian banks must also review, and approve the UPS offer. Upon the banks' acceptance of the loan offer, they will undergo discussions with UPS regarding the final terms. If UPS completes the negotiation to its satisfaction, a formal request will be submitted by UPS Capital to Ex-Im Bank for the credit guarantee approval. If Ex-Im Bank provides the loan guarantee, UPS Capital will be authorized to disburse the funds to us.

There is no way to predict whether UPS will provide its approval to fund the loan to us. Without this loan, or alternative capitalization, we have not identified alternative sources to fund the Nigerian Pharmaceutical Project or our ongoing operations. In the event the loan is obtained, we estimate that there will be additional expenses associated with the completion of the Nigerian facility and start-up of production. We are hopeful that these additional monies can come from potential local financing in Nigeria (debt, equity and/or possible prepayment for product) and/or from potential domestic funding sources, although no commitments have been obtained for such funding. In the event all of such financing can be obtained, we have the further risk that cost overruns and/or delays in bringing the product to market could adversely impact execution of our business plan.

(4) In the period January 1, 2006 through March 18th, 2006, holders of Xechem debt converted Xechem debt (in the form of principal and interest) in the aggregate amount of $2,336,000 ($2,180,000 of which is principal and $156,000 of which is interest) into 447,340,900 shares of Xechem's common stock (exercised at conversion rates between $0.0025 - $0.0075 per share) representing approximately 54% of Xechem's then issued and outstanding stock.

(5) Through March 18th, 2006, Xechem received convertible loans totaling $400,000 from Ms. Chassman. The notes for these loans are currently in negotiation and will include an interest rate, conversion to common stock features and with due dates of one year to two years.

(6) Xechem is negotiating with Ms. Chassman and certain other investors a loan of $2,500,000 to $3,000,000. The loans will be evidenced by convertible notes due December 31, 2007. The notes would have an interest rate of 8% and be convertible into shares of common stock at a conversion price to be determined. The Company shall also issue to the investors five year warrants to purchase shares of common stock equal to the initial conversion right. The closing of the funding by the investors shall be dependent upon the negotiation of mutually agreeable definitive documentation. This loan is subject to approval by the board of directors, which approval may not be granted, in which case the funding may not occur.

(7) It is anticipated that sales of our product NICOSAN(TM), a sickle cell drug, will commence in Nigeria in the second quarter 2006. Initially, it is not anticipated that revenues will be significant but they should help in covering the costs of the operation.

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

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(2) Operating and Liquidity Difficulties and Management's Plans To Overcome Them (Continued)

We plan to secure financing through various loans and bridge financing, which we feel will meet our current needs, provided the funding of such loans is fully adhered to. We will need to generate funds from operations and/or debt and equity funding sources to enable us to repay such loans and our other outstanding debt.

We are attempting to raise outside financing through the issuance of equity securities or other instruments, although no agreements are currently in place.

In addition, we have issued, and plan to continue issuing equity securities, where possible, to obtain services, without expending cash. We also plan to continue receiving cash from the sale of our New Jersey net operating losses.

(3) Income Taxes

We have not provided for income taxes since we have generated net operating losses for current tax purposes, and all deferred tax assets have been fully reserved. As of December 31, 2005, we had net operating loss carryforwards ("NOL") for federal income tax purposes of approximately $38 million, of which a portion begins to expire in 2008 and fully expires in 2025. As Xechem continues to sell stock, Xechem may undergo ownership changes within the meaning of
Section 382 of the Internal Revenue Code of 1986 as amended (the "Code"). Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating losses and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percent change in ownership occurs. Accordingly, the actual utilization of the net operating loss carryforward and other deferred tax assets for tax purposes may be limited annually to a percentage, as defined in the code, (approximately 4% at December 31, 2005) of the fair market value of the Company at the time of any such ownership changes.

As of December 31, 2005 and 2004, we have a deferred tax asset of approximately $14 million and $13 million respectively, primarily arising from our net operating losses. A full valuation allowance has been provided because management believes it is more likely than not that it will not be realized.

The provision for income taxes is summarized as follows:

                                                  2 0 0 5             2 0 0 4
                                                -----------         -----------

Federal:
   Current                                      $        --         $        --
   Deferred (benefit), net                       (1,434,000)         (2,863,000)
   Valuation allowance                            1,434,000           2,863,000
                                                -----------         -----------

   Total Federal                                         --                  --
                                                -----------         -----------

State:
   Current (benefit)                               (566,000)           (385,000)
   Deferred (benefit), net                         (439,000)         (1,105,000)
   Valuation allowance                              439,000           1,105,000
                                                -----------         -----------

   Total State                                     (566,000)            385,000)
                                                -----------         -----------

   Total Income Tax Benefit                     $  (566,000)        $  (385,000)
   ------------------------                     ===========         ===========

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(3) Income Taxes (Continued)

Significant components of deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

                                                  2 0 0 5             2 0 0 4
                                                -----------         -----------
Deferred tax assets:
   Net operating loss carry forwards            $13,965,000         $12,993,000

Valuation Allowance                             (13,965,000)        (12,993,000)
                                                -----------         -----------

   Net Deferred Tax Asset                       $        --         $        --
   ----------------------                       ===========         ===========

A reconciliation from the Federal income tax benefit at the statutory rate to the effective rate is as follows:

                                                  2 0 0 5            2 0 0 4
                                                -----------        -----------

Tax benefit at Federal statutory rate                 (34.0)%            (34.0)%
State income taxes, net of Federal benefit             (5.3)%             (2.1)%
Permanent difference                                   19.7%              11.5%
Valuation allowance                                    14.3%              22.5%
                                                -----------        -----------

   Effective tax rate                                  (5.3)%             (2.1)%
   ------------------                           ===========        ===========

As of December 31, 2005, we recorded no net deferred tax asset. The future expected benefit from the realization of the net operating losses was fully offset by a related valuation allowance. A full valuation allowance was recorded due to management's uncertainty about the realizability of the related tax benefits as of December 31, 2005. However, the amount of the deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

During December of 2005, we received approval from the New Jersey Economic Development Authority ("NJEDA") to sell approximately $659,000 of tax benefits generated from NOL's. Under the terms of this NJEDA program, the proceeds of the sale had to be used for the purchase of fixed assets, working capital and any other expenses determined by the NJEDA to be in conformity with the New Jersey Emerging Technology and Biotechnology Financial Assistance Act. During 2005 and 2004, Xechem and its subsidiaries transferred the tax benefits of $659,000 and $532,000 in exchange for $566,000 and $385,000 respectively, pursuant to the New Jersey State Tax Credit Transfer program. We received $566,000 and $385,000 net of transfer fees pursuant to this program in December 2005 and 2004, respectively.

Since 1994, the Company has approximate net operating loss carryforwards for Federal income tax purposes, which expire as follows:

            Amount                                 Expiration Date
            ------                                 ---------------

      $      2,102,000                                  2009
             1,068,000                                  2010
             3,183,000                                  2011
             3,218,000                                  2012
             3,762,000                                  2017
             1,992,000                                  2018
             2,257,000                                  2019
             1,863,000                                  2020
             1,605,000                                  2021
             3,508,000                                  2022
             2,568,000                                  2023
             6,429,000                                  2024
             4,218,000                                  2025
      ----------------

      $     37,773,000
      ================

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(4) Related Parties Transactions

Notes Payable - Related Parties consists of the following:

                                                                     Year ended
                                                                    December 31,
                                                                      2 0 0 5
                                                                    ----------

Loans Payable - Dr. Renuka Misra (1)                                $  448,000
Loans Payable - Beverly Robbins (2)                                    390,000
Loans Payable - Xechem China (3)                                       140,000
Loans Payable - Dr. Pandey (4)                                         125,000
Loans Payable - Family Members of Dr. Pandey (5)                       136,000
Loans Payable - Employee                                                10,000
                                                                    ----------

Total Notes Payable                                                  1,249,000
Less Current Portion                                                   984,000
                                                                    ----------

   Total Long-Term Notes Payable                                    $  265,000
                                                                    ==========

(1) Xechem has two notes payable to Dr. Renuka Misra, director of Natural Products. The notes are for approximately $298,000 and $150,000 each with 12% annual interest, due August 22, 2006 and July 18, 2006, respectively.

(2) Xechem has received funding from Beverly Robbins, a sales and marketing representative totaling $190,000 and $200,000. The notes require monthly interest payments at 10% per annum and are due on March 31, 2006 and July 4, 2006, respectively.

(3) We received $140,000 during the year ended December 31, 2000 from Xechem China pursuant to an interest free loan. Although an additional $340,000 was due Xechem under the original loan terms, no amounts have been received since 2000 and it is unlikely any additional amounts will be received. The loan advanced by Xechem China shall be repaid by Xechem out of its share in the dividends or distribution of Xechem China. Since Xechem China had no activity in 2005 or 2004 and no foreseeable profits in the near future there will not be any short-term repayment to Xechem China (see Note 9).

(4) Xechem owes Dr. Pandey, Chairman of the Board, $728,000 as of December 31, 2005 from an interest bearing advance of $125,000 at 8% per annum (above) and accrued interest of $219,000 and accrued salary of $384,000, which is included in accrued expenses to related parties. The advance will be due when Xechem is no longer a development stage entity. At December 31, 2004, Xechem owed Dr. Pandey $719,000.

(5) In 2003, we received $51,000 from members of Dr. Pandey's family in the form of six short-term notes and one unsecured loan in India. The due dates of the notes ranged from three months to one year with interest from 8% - 12%. These notes were restructured and extended to August 22, 2006. The accrued interest as of December 31, 2005 totaled $14,000. Three of the note holders are to be issued 360,000 shares of our common stock; this resulted in a charge to operations in 2004 of $77,800 for the fair value of the common stock on the date the agreement was entered into. As of December 31, 2005 the underlying 360,000 shares remain to be issued. Two notes totaling $20,000 can be converted into common stock with a conversion price of $ 0.01. The intrinsic value of the beneficial conversion feature of $20,000 was allocated to paid-in capital in 2004.

In 2005, three new loans totaling $85,000 were made to the Company. The due dates of the notes ranged from six months to one year with interest from 10% - 12%. The accrued interest on these notes as of December 31, 2005 totaled $3,400.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(4) Related Parties Transactions (Continued)

Interest expense for related parties totaled approximately $97,000 and $44,000 for the years ended December 31, 2005 and 2004, respectively.

The aggregate maturities of the Notes Payable - Related Parties are as follows:

  Year                                                                  Amount
  ----                                                                ----------
2006                                                                  $  984,000
2007                                                                          --
2008                                                                          --
2009                                                                          --
2010 and Thereafter                                                      265,000
                                                                      ----------

Total                                                                  1,249,000
Less Current Portion                                                     984,000
                                                                      ----------

  Long-Term Portion                                                   $  265,000
  -----------------                                                   ==========

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

(5) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

                                                                    December 31,
                                                                      2 0 0 5
                                                                    ----------

General Account Payable                                             $  747,000
Accrued Expense - Related Party (A)                                    384,000
Accrued Interest                                                       575,000
Operating  Expenses                                                    278,000
License Agreement Fees                                                 100,000
                                                                    ----------

  Total Accounts Payable and Accrued Expenses                       $2,084,000
  -------------------------------------------                       ==========

(A) Dr. Pandey agreed to defer a portion of compensation otherwise payable to him under these agreements until such time as Xechem has the available funds. At December 31, 2005 and 2004 unpaid compensation totaled approximately $384,000.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(6) Commitments and Contingencies

Employment Contracts - Dr. Pandey was employed pursuant to an employment agreement dated February 1994, which expired on its tenth anniversary. The Board of Directors, in 2004, approved an increase in his base compensation to $350,000 per annum and further agreed pursuant to the Chassman Agreement, part of the Bridge Financing Loans, to the grant of the common stock purchase option referenced below (yet to be codified in writing). The former agreement contained a provision which called for payment of a royalty payment in the amount of 2 1/2% of our net profits before taxes, as determined under generally accepted accounting principles, with respect to any products developed by Xechem during Dr. Pandey's tenure with Xechem whether prior to or after the term of the employment agreement.

As set forth in the Chassman Agreement, Xechem has agreed that Dr. Pandey will be entitled to purchase at $0.0001 per share an amount of common stock for a five-year period from November 11, 2003 (fully-vested with piggyback registration rights) 20% of the fully-diluted common stock of the Company then outstanding, plus after giving effect to issuances that may result from the following: (i) shares issuable with respect to conversion of the debentures pursuant to the Chassman Agreement and the warrants issuable to Ms. Chassman;
(iii) shares issuable with respect to conversion to equity, if any, regarding the $1,134,000 in loans previously secured by a portion of the proceeds of our lawsuit against Bristol-Myers-Squibb; and (iv) any additional shares issuable to the holders of loans funded per the Chassman Agreement upon conversion of such debt to equity, if any.

Dr. Pandey is also entitled to receive additional voting stock to maintain 20% of the outstanding voting stock, and accordingly we issued 3,587 and 5,566 additional Class C shares to Dr. Pandey in 2005 and 2004 with voting rights equal to 35,870,000 and 55,660,000 of common stock respectively.

A renewed agreement has not yet been negotiated or finalized and it is not known at this time if the above terms will continue in a new agreement.

In April, 2004, an employment agreement was entered into with Isaac Inyang for a two year period ending March 31, 2006 with an annual salary of $120,000. Mr. Inyang will hold the title of Director of Strategic Planning and Special Advisor to the Chairman/Chief Executive Officer. In March 2006, Mr. Inyang's employment agreement expired, he is now engaged as a consultant.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(6) Commitments and Contingencies (Continued)

Operating Leases - We have a five-year lease on our facilities, which commenced on July 1, 2002, and ends June 30, 2007. Fixed rent expense for the next two years is as follows:

Year                                                      Annual Rent Commitment
----                                                      ----------------------

2006                                                        $          184,500
2007                                                                    94,000
                                                            ------------------

  Total                                                     $          278,500
  -----                                                     ==================

We are also liable for certain maintenance and utility charges that vary from month to month.

As part of the negotiated terms of the July 2002 lease agreement, past due rental payments totaling approximately $88,000 would have been reduced to approximately $52,000 provided all rent and additional rent is paid on a timely basis from one year as of the date of the agreement. We did not fulfill our obligation under this agreement in 2003. As of December 31, 2005, $15,000 was still due to the landlord for failure to perform certain obligations under the agreement and is included in accounts payable.

In 1996, Dr. Pandey purchased a 25% beneficial ownership in the lessor as a limited partner in such entity, which may be deemed to be an affiliate of Dr. Pandey. Rent expense amounted to approximately $177,000 and $137,000 for the years ended December 31, 2005 and 2004, respectively.

In February 2005, Xechem Nigeria signed a long-term lease for a production facility on approximately nine acres of land at a nominal cost.

In July of 2004, Dr. Pandey entered into a new 36-month car lease with Mercedes, payable by Xechem. Total 2005 payments under this lease were $13,900. Total commitments under this lease are $41,400 of which $13,800 is due in equal monthly payments of $1,150 in 2006.

License Agreement - On July 18, 2002, we signed an exclusive worldwide license for the manufacturing, marketing, distribution, and sales of NIPRISAN from the National Institute of Pharmaceutical Research and Development ("NIPRD"), government of Nigeria, for the treatment of Sickle Cell Disease ("SCD"). NICOSAN(TM) is our name for the non-toxic phytopharmaceutical product formerly named NIPRISAN, a nutraceutical. We are currently in the process of completing for submission of an Investigational New Drug ("IND") Application for this product to the United States Food and Drug Administration ("FDA"). To date, there has been no successful non-toxic drug developed for the treatment of SCD. We agreed to pay NIPRD a running royalty of 7.5 % of the net sales of this product. We have sublicensed this technology by Agreement dated April 7, 2004 to our majority-owned subsidiary, Xechem Pharmaceuticals Nigeria, Limited ("Xechem Nigeria") for the production and sale of NICOSAN(TM) in Nigeria (see Note 11).

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(6) Commitments and Contingencies (Continued)

Lovastatin Agreement - In March 1997, Xechem acquired a strain and related technology to produce Lovastatin for a total purchase price of $300,000, payable $50,000 upon delivery, $50,000 upon initial laboratory verification, $100,000 upon additional laboratory verification and $100,000 upon the earlier of commercial production or two years after delivery of the strain and related technology. For accounting purposes, the payments have been considered research and development expenses incurred at the earliest date to which they become payable. Through December 31, 1998, a total of $200,000 has been recorded as research and development expense, of which $100,000 has been paid and $100,000 is included in accrued expenses at December 31, 2005 and 2004. There has been no activity in 2005 and 2004.

Virginia Commonwealth University Agreement - In December 2005, we entered into an agreement with Virginia Commonwealth University ("VCU") to acquire the exclusive, worldwide licensing rights to a new five-membered heterocyclic anti-sickling compound which has shown to be highly effective and relatively non-toxic treatment for Sickle Cell Disease. The agreement provides for a royalty payment to VCU of 5% on net sales and a 20% payment or compensation received from sub-licenses. We have agreed to make annual minimum payments of $10,000 starting on the third anniversary of the effective date of the agreement and every anniversary thereafter as long as the licenses is in effect.

BMS Settlement - On December 13, 2005, we entered into an agreement in the principle concerning the settlement of the Xechem, Inc. and Xechem International, Inc. vs. Bristol-Myers Squibb company, 03 C 1920 lawsuit. We filed an anti-trust lawsuit against Bristol-Myers Squibb on March 17, 2003, to secure damages, injunctive and other equitable relief for Bristol-Myers Squibb's alleged violations of federal and state antitrust laws. The case, filed in the United States District Court, Northern District of Illinois, arose out of Bristol-Myers Squibb's allegedly unlawful maintenance of a monopoly over the United States market for paclitaxel based anti-cancer drugs and conspiracy to further its monopoly.

The lawsuit alleged that Bristol-Myers  Squibb (BMS) was liable for violation of
Section 2 of the Sherman Act (15 USC 2). Xechem sought an award in damages in the sum of $50 million dollars with damages to be trebled to at least $150 million dollars. The case was dismissed in late 2003, and the Company filed an appeal of the dismissal with the U.S. Court of Appeals for the Seventh Circuit. On September 23, 2004, the U.S. Court of Appeals for the Seventh Circuit reversed the District Court opinion and determined that the basis for the dismissal was improper. It reinstated and remanded the case to the District Court.

In return for Xechem's full release of all claims that were or could have been asserted against BMS in connection with the case, BMS agreed to pay Xechem $4.2 million and further agreed to release Xechem from all claims BMS could have asserted against Xechem in the case. Each party agreed to bear their own costs, fees and expenses. Further, BMS agreed to waive the $29,600 fee award granted by the court on September 7, 2005. BMS made the settlement payment to Xechem in January 2006.

During 2002, Xechem issued convertible notes totaling $367,000, which figure was increased by an additional funding of $767,000 by certain investors during the twelve months ended December 31, 2003, at which time debentures were converted into term notes. The term notes bear simple interest at 8% per annum, plus additional interest equal to 40% of the net judgment or settlement proceeds with respect to the BMS lawsuit (after deduction of legal fees and costs). A portion of the BMS settlement was used to satisfy the interest due on this financing.

After payment of legal fees, costs, interest due on prior financings and prorations, the Company received approximately $1.7 million from the settlement.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

In December 2003 the Board approved a new Long Term Incentive Plan ("LTIP"). The LTIP is effective, but is subject to ratification by shareholders in order for qualified incentive stock options granted under the LTIP to receive favorable tax treatment. The number of Shares with respect to which Options, Restricted Shares and other Stock-Based Awards may be granted under the Plan shall not exceed forty million (40,000,000). The number of Shares with respect to which Awards may be granted to a participant during any calendar year shall not exceed twenty million (20,000,000). The Plan shall terminate on the tenth anniversary of the Effective Date, unless previously terminated. All Awards granted prior to termination of the Plan shall continue in full force and effect following the termination of the Plan, subject to the terms and conditions upon which they were granted. In 2005 and cumulatively, 3,500,000 and 19,500,00, respectively, options have been reserved, subject to shareholder approval of the LTIP. There are no compensation costs for stock options at exercise prices below fair market value for 2005 and 2004. The LTIP has not been approved by shareholders as of December 31, 2005.

A summary of stock option activity under the Original Plan is as follows (shares in thousands):

                                               2005          2005              2004          2004
                                               ----          ----              ----          ----
                                                         Weighted-Average                Weighted-Average
                                              Shares      Exercise Price       Shares     Exercise Price
                                              ------      --------------       ------     --------------
Outstanding on January 1,                     52,608          $6.88            53,741         $6.36
Granted                                            0             --                 0            --
Exercised                                          0             --                 0            --
Forfeited/Expired                             (5,829)         $2.22            (1,133)        $4.02
Outstanding on December 31,                   46,779          $7.46            52,608         $6.88
Exercisable on December 31,                   46,779          $7.46            52,575         $6.88

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(7) Stock Options and Warrants (Continued)

The following table summarizes information about stock options at December 31, 2005:

                                                          Outstanding Stock Options                  Exercisable Stock Options
                                                          -------------------------                  -------------------------
    Range of Exercise Prices      Shares          Weighted-Average          Weighted-Average        Shares       Weighted-Average
    ------------------------      ------          -----------------         -----------------       ------       ----------------
                                                     Remaining                  Exercise                       Price Exercise Price
                                                  Contractual Life              --------                       --------------------
                                                  ----------------
      $1.50 to $1020.00           46,736                       7.6                    $4.96         46,736                   $4.96
    $1,980.00 to $15,000.00           43                       2.7                $2,730.23             43               $2,730.23
            TOTALS                46,779                       7.6                    $7.46         46,779                   $7.46

Compensation cost for the stock options issued in prior years at exercise prices below fair market value has been determined based on the intrinsic value at the grant dates for awards under the plan, which resulted in compensation expense of approximately $0 in 2005 and 2004, respectively.

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

                                                              Years ended
                                                              December 31,
                                                        2 0 0 5        2 0 0 4
                                                        -------        -------
Net Loss (in Thousands):
   As Reported                                         $ (10,039)    $ (17,606)
   Deduct: Amount by which stock
     based employee compensation as determined under
     fair value based method for all awards exceeds
     the compensation as determined under the
     intrinsic value method                            $      --     $       --
   Pro Forma                                           $ (10,039)    $  (17,606)

Net Loss Per Share:
   As Reported                                         $   (0.04)    $    (0.08)
   Pro Forma                                           $   (0.04)    $    (0.08)

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(7) Stock Options and Warrants (Continued)

In 2005 and 2004, 3,500,000 and 16,000,000 options, respectively, were reserved for to employees, directors, consultants, and attorneys as incentives and bonuses, subject to shareholder approval of the LTIP. Compensation costs for stock options at exercise prices below fair market value have not been recorded in the statement of operations in 2005 and 2004 due to LTIP not being approved by shareholders as of December 31, 2005 and 2004.

Warrants - In 2003 in connection with the Chassman Agreement we granted 5-year warrants to purchase 30 million shares of our common stock at an exercise price of $0.0025, to be issued upon complete funding of the loan according to terms. On January 11, 2005, the Company entered into a new letter agreement which called for the immediate issuance of the vested warrants (14,000,000) and cancellation of the unvested warrants (16,000,000). (see Note 2).

In 2003 in connection with a consulting agreement, we granted a 5-year warrant to purchase 7.5 million shares of our common stock exercisable at the average of the closing bid price for ten days preceding the day the agreement was signed ($.1955).

In 2004, in connection with Alembic Loan, we granted 5-year warrants to purchase 10 million shares of our common stock at an exercise price of $0.20 per share. In 2005, this loan was restructured and the warrants were terminated.

In February, 2005, in connection with certain Bridge Loan Financing Agreements, we granted 5-year warrants to purchase 52.3 million shares of our common stock at an exercise price of $0.015. This funding was completed in March 2005.

As of December 31, 2005, we have the following warrants to purchase common stock:

Number Of Shares           Warrant Exercise
 To Be Purchased            Price Per Share          Warrant Expiration Date
 ---------------            ---------------          -----------------------
         11,853                $30.0000                       May 23, 2007
      7,500,000                 $0.1955                   December 9, 2008
     14,000,000                 $0.0025                  November 11, 2008
     52,254,630                 $0.0150                  February 10, 2010

(8)  Common and Preferred Stock:

The largest voting shareholder of our stock is Ramesh C. Pandey Ph.D., Chairman of the Board of Xechem International, Inc.

In February 2003, the Board of Directors approved a one share for 3,000 share reverse split of its shares of Common Stock and the first day of trading, post split, was May 28, 2003. Under the Amendment to the Certificate of Incorporation, the company has the authority to issue 2,000,000,000 shares as follows:

Class A Voting Preferred Stock, $.00001 par                         2,500 shares
Class B 8% Preferred Stock, $.00001 par                             1,150 shares
Class C Preferred Stock, $.00001 par                           49,996,350 shares
Common Stock, $.00001 par                                   1,950,000,000 shares

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(8)  Common and Preferred Stock (Continued)

As of December 31, 2005, 360,000 shares of our common stock will be issued in connection with certain related party notes (see Note 4).

In 2003 we received $48,000 from members of Dr. Pandey's family in the form of six short-term notes. The due dates of the notes have been extended to August 2006 with interest from 8% - 12% with accrued interest as of December 31, 2005 of $14,400. Three of the note holders are to be issued 360,000 shares of our common stock; this resulted in a charge to operations of $77,800 for the fair value of the common stock on the date the agreement was entered into. As of December 31, 2005 the underlying 360,000 shares remain to be issued. Two notes totaling $20,000 can be converted into common stock at a conversion price of $
0.01 per share. The intrinsic value of the beneficial conversion feature of $20,000 has been allocated to paid-in capital. This resulting debt discount is being amortized over the term of the notes.

In 2005, we received $445,000 from related parties and $50,000 from non-related parties in the form of nine short-term notes. The due dates of the notes range from six month to one year with interest at 8% - 12% with accrued interest at December 31, 2005 of $5,900.

In 2005, prior year notes for related and non-related parties totaling $551,000 were extended from six months to one year and granted a five year option to purchase shares of common stock at market value at date of grant. These options were also granted to the parties whose notes were issued in 2005. At December
31, 2005, a total of 32,626,000 options were granted to purchase shares of common stock.

In 2005, the Company established a Sickle Cell Advisory Board to assist management in creating public awareness of Xechem's efforts to bring an effective treatment for Sickle Cell Disease to market in the United States. Members will collectively receive up to a total of 20,000,000 shares of Xechem common stock in consideration for their services. The Company has issued 4,000,000 shares as of December 31, 2005.

As of December 31, 2005, we had reserved shares of commons stock for issuance as follows:

Exercise of common stock options (old plan)                               46,779
Exercise of common stock options (new but not approved plan)          19,500,000
Exercise of common stock purchase warrants                            73,766,483
Exercise of note agreement options                                    32,626,000
Common stock to be issued to Sickle Cell Advisory Board               16,000,000

The following table summarizes the number of shares of common stock and preferred stock outstanding at December 31, 2005:

                                                               December 31, 2005
                                                               -----------------
   Common stock                                                      373,169,000
   Class A voting preferred stock                                          2,500
   Class B preferred stock                                                     0
   Class C -  Series 6 preferred stock                                    10,076
   Class C - Series 7 preferred stock                                      5,855

Class A Voting Preferred Stock - There are currently outstanding 2,500 shares of Class A Preferred Stock. The holder of Class A Preferred Stock is entitled to receive dividends of $.00001 per share, and $.00001 per share in liquidation, before any dividends or distributions on liquidation, respectively, may be paid to the holders of Common Stock. The holder of the Class A Preferred Stock is entitled to cast 0.3333 votes per share except as may be required by the Delaware General

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(8)  Common and Preferred Stock (Continued)

Corporation Law, and except that the affirmative vote or consent of the holders of a majority of the outstanding Class A Preferred Stock is required to approve any action to increase the number of authorized shares of Class A Preferred
Stock, to amend, alter, or repeal any of the preferences of the Class A Preferred Stock, or to authorize any reclassification of the Class A Preferred Stock. Dr. Pandey owns all of the outstanding Class A Preferred Stock. Xechem may redeem the Class A Preferred Stock for $.00001 per share at any time after May 3, 2009, however, pursuant to the private offering of Xechem's Common Stock in 1995 and 1996, Dr. Pandey agreed with the underwriter to waive the option to redeem the Class A Preferred Stock. As of December 31, 2005 Dr. Pandey is still the holder of record.

Class B 8% Convertible Preferred Stock - The 8% Convertible Preferred Stock is entitled to cumulative dividends on the liquidation preference at the rate of 8% per annum, payable quarterly when approved by the Board of Directors. The 8% Convertible Preferred Stock may be redeemed at any time, in whole or in part, at the option of Xechem for a redemption price equal to the liquidation preference plus accrued and unpaid dividends. After the fifth anniversary of issuance, the holders of 8% Convertible Preferred Stock may, at each holder's option, convert such 8% Convertible Preferred Stock into Common Stock at a conversion price equal to $5.00 per share; provided that if a change in control has occurred such shares may be converted, regardless of whether five years have elapsed at a conversion price equal to the lesser of (i) $5.00, (ii) 25% of the then-current market price of the Common Stock or (iii) the lowest price paid by the hostile acquirer within the one year preceding the change in control. The 8% Convertible Preferred Stock has no voting rights except for corporate actions such as mergers, consolidation, or sales of substantially all the assets of Xechem, which will require the affirmative vote or consent of the holders or majority of such shares, and except as may be required by law.

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

In 2003 we had a reverse common stock split of 3,000-1. All previous outstanding Class C, Preferred Voting Stock were cancelled and a new certificate was issued to Dr. Pandey.

In 2005 and 2004 an additional 3,587 and 5,566 shares, respectively, were issued to Dr. Pandey for a total of 10,076 outstanding shares as of December 31, 2005.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(8)  Common and Preferred Stock (Continued)

In 2004, we acquired all of the outstanding capital stock of Ceptor Corporation ("Ceptor") pursuant to an Agreement and Plan of Merger ("Merger Agreement"). In conjunction with the Merger Agreement, we issued 5,855 shares of Class C Series 7 Preferred Voting Stock to the former shareholders of Ceptor Corporation, valued at $4,760,000. The Class C Series 7 Preferred Voting Stock has a $5,855,000 liquidation preference and is convertible into approximately 29,275,000 shares of common stock at the option of the holders of the Class C Series 7 Preferred Stock, together with piggyback registration rights for the underlying common shares. Each share of Class C Series 7 Preferred Voting Stock is entitled to 5,000 votes and to vote as a class with Common Stock. A total of 5,855 shares were outstanding at December 31, 2005.

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

Xechem has not made an investment in cash or by transfer of recorded assets to Xechem China, and accordingly, there is no amount reflected on the balance sheets of Xechem at December 31, 2005 and December 31, 2004. Xechem has no obligation to fund any losses or commitments of Xechem China (see Note 4).

During the second quarter of 2001 Xechem China has ceased active operations, due to Xechem China's president and CEO having to devote his full attention to his other holdings. Xechem feels this is a temporary situation and will not hinder Xechem's present or future involvements in the Asian Market. Xechem and its subsidiaries are still actively pursuing other relationships.

There have been no changes in 2005 or 2004.

(B) Ceptor Corporation - In January 2004, we issued 5,855 Class C Series 7 Preferred Stock to the former shareholders of Ceptor Corporation in connection with the merger of Ceptor Corporation into a wholly-owned subsidiary of the Company.

In December 2004 through a series of mergers, Ceptor Corporation emerged as a stand alone, independent company, and on January 1, 2005, we owned 3,753,143 shares of common stock or 51.3% of Ceptor. In 2005 we sold a total of 3,253,143 shares back to Ceptor for $3,226,000 which resulted in a gain from these sales of $2,930,000.

Using the equity method for valuation of the investment in Ceptor, the losses incurred by Ceptor and charged to operations totaled $4,287,000 and $13,587,000 for 2005 and cumulatively.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(9) Investments in Unconsolidated Affiliates (Continued)

The Company's investment balance in Ceptor, under the equity method, is presented in the following table:

                                                   December 31, 2005    December 31, 2004
                                                   -----------------    -----------------
Total Investment at inception                        $  4,760,000         $ 4,760,000
Capital contributed through sale of Ceptor              9,135,000           9,135,000
Return of capital                                      (3,238,000)            (12,000)
Gain on Sale of Ceptor stock                            2,930,000               - 0 -
Cumulative equity method loss                         (13,587,000)         (9,300,000)
                                                     ------------         -----------

         Equity method investment balance            $      - 0 -         $ 4,583,000
                                                     ============         ===========

(10) Note Payable Bank

Note payable bank at December 31, 2005 and 2004 totaled $55,000 and $0 for each year. This loan has been collateralized by all tangible assets including accounts receivable. The $55,000 loan represented borrowings against a $60,000 line-of-credit at an interest rate of 9.25% as of December 31, 2004 from the Bank of New York. The line-of-credit renews annually.

(11) Notes Payable

Notes Payable consists of the following:
                                                                    December 31,
                                                                      2 0 0 5
                                                                    -----------

Secured Notes Payable(A)                                            $   816,000
Unsecured Loan (B)                                                    2,694,000
Unsecured Loan (C)                                                    1,000,000
Alembic, Ltd.(D)                                                      3,000,000
Others - Non-Related Parties (E)                                         65,000
Less Debt Discount                                                   (3,325,000)
                                                                    -----------

Total Notes Payable                                                   4,425,000
Less Current Portion                                                  3,065,000
                                                                    -----------

   Total Long Term Notes Payable                                    $ 1,185,000
                                                                    ===========

A) During 2002, we issued convertible notes totaling $367,000, which was increased by an additional funding of $767,000 by certain investors during the twelve months ended December 31, 2003, at which time debentures were converted into term notes. The new term notes bearing simple interest at 8% per annum, due on the earliest to occur of the settlement, dismissal or final adjudication of the Bristol-Myers Squibb lawsuit (the "BMS Lawsuit"), plus additional interest equal to forty percent (40%) with respect to the BMS Lawsuit, subject to an adjustment factor of the net recovery to us (after deduction of legal fees and costs). We granted the term loan holders a security interest in the BMS Lawsuit. These notes were due on the later of 18 months from the date of the Note Purchase Agreement or final Disposition of the Bristol-Myers Squibb lawsuit (provided that the additional interest, if any, as referenced above, was due on the disposition of the lawsuit).

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(11)  Notes Payable (Continued)

In December 2005, we entered into an agreement in principle to settle the BMS Lawsuit. BMS agreed to pay Xechem $4.2 million and $1,075,000 or 40% of the net settlement was paid to the note holder in January 2006. (See Note 2 (1) and 6)

The Company entered into a $1,500,000 Bridge Loan and Debt Restructuring Agreement on August 25, 2005, with Ms. Chassman ("Chassman") and certain other investors introduced to the Company through Chassman ("the Investors").

On September 30, 2005, the parties entered into an amendment to the Term Sheet (the "Amended Term Sheet"). Under the terms of the Amended Term Sheet, the price of converting this note into shares of common stock was reset from $.015 per share to $.005 - $.0075 per share. The intrinsic value of the beneficial conversion feature of $3,793,000 has been allocated to paid-in capital.

In December 2005, $318,000 in principal and $230,000 in accrued interest was converted into 99,500,000 shares of Common Stock. At December 31, 2005 we have a balance of $816,000 from this loan and $21,000 in accrued interest.

(B) In the first quarter 2005, we received a loan of $3,800,000 from Chassman. On June 17, 2005 Ceptor purchased/redeemed 2,886,563 shares of Ceptor common stock from Xechem, at $0.80 per share for an aggregate purchase price of $2,309,250. We used a portion of the proceeds ($1,616,171) to pay and satisfy in full the total bridge loan principal ($1,567,639) and pay interest ($48,532) due under the Bridge Notes. We also used a portion of the proceeds ($141,168) to reduce the Chassman unsecured loan of $2,800,000 to $2,659,000. In December 2005, $35,000 was advanced to the company by Chassman. As of December 31, 2005 we have a balance of $2,694,000 from this loan and recorded $59,000 in accrued interest. This agreement has not been signed in its final form; however, the Company and the Investor do not anticipate any material differences from the facts stated above. The due date on this loan is April 2007.

(C) Pursuant to the Amended Term Sheet, Chassman and the Investors agreed to invest up to $1,500,000 into the Company. A total of $1,000,000 was funded. If the Company's allocation of tax credits for fiscal year 2004 from the State of New Jersey was less than $500,000, the Investors agreed to advance the difference between such allocation and $500,000 in the form of convertible notes. The Company received $566,000 in tax credits from the State and no additional investment was necessary.

For each $100,000 of the first $1,000,000 of notes funded, the Company agreed to issue 1,500,000 shares of its $0.00001 per value per share common stock to the investor funding same for the aggregate issuance of 15,000,000 shares. The intrinsic value of the beneficial conversion feature of $194,000 has been allocated to paid in capital. To date, these shares have not been issued.

The notes are convertible into the Company's common stock. Prior to February 1, 2006, the notes and accrued interest were convertible at the rate of $0.05 per share. From February 1, 2006 and thereafter, the notes and accrued interest are convertible at the rate of $0.005 per share. As of December 31, 2005, we have a balance of $1,000,000 from this loan and $21,600 in accrued interest.

(D) In April 2004, we executed definitive documents with Alembic Limited, which included a commitment to loan $3,000,000 to us. The entire $3,000,000 of the loan amount was funded. The note had an interest rate of 8% per annum and matured April 2008. The loan was convertible into our common stock, with maximum discount of 60% of FMV. The intrinsic value of the beneficial conversion feature of $3,000,000 on the debt funded as of December 31, 2004 had been allocated to paid in capital. Pursuant to the terms of the Alembic Agreements, we had a contractual commitment to issue them a fifteen percent (15%) ownership interest in Xechem Nigeria.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(11)  Notes Payable (Continued)

Xechem and Alembic agreed to terminate the Old Note and enter into the New Note. Pursuant to the terms of the New Note, Xechem agreed to repay Alembic in full the outstanding principal and interest remaining from the New Note as follows:
$1,000,000 to be paid on or before January 31 2006 (the "Initial Payment"), with the balance (the "Remaining Balance") due on or before December 31, 2006.
Furthermore, for every month beginning July 2006, in which any portion of the New Note remains unpaid, Xechem agreed to pay to Alembic as additional consideration the sum of $16,600, for a total of up to $99,600. Notwithstanding the foregoing, if Xechem increases its Initial Payment to $1,500,000, then the $16,600 monthly additional consideration payment will be reduced to $12,500. The New Note continues to bear interest at the rate of 8%. Unlike the Old Note, the New Note is not convertible into shares of Xechem's common stock.

The parties agreed to terminate the MOU and the Cooperation Agreement. Under the MOU and the Cooperation Agreement, Alembic had previously agreed to loan Xechem $3,000,000 (the "Old Note"). As additional consideration for the Old Note, Xechem agreed to pay Alembic a fee (the "Investment Fee") during the License Term (15 years) equal to the product of the Alembic Applicable Percentage multiplied by the Gross Product Sales Amount, as those terms are defined herein. The Gross Product Sales Amount means the amount of gross sales revenue generated by the company from sales of NICOSAN(TM)/HEMOXIN(TM) in Nigeria and other African countries, calculated on a cash received basis. For the period from the commencement date through the fifth anniversary, the Alembic Applicable percentage is 15%, for the period from the fifth to the tenth anniversary, the Alembic Applicable percentage is 10%, and for the period from the tenth anniversary to the end of the term, the Alembic Applicable percentage is 5%. During the License Term, the company also agreed to pay Alembic a U.S. Export Fee in an amount equal to one percent of the amount of purchase price paid by the company for any NICOSAN(TM)/HEMOXIN(TM) sold by the company in the United State and internationally, except Nigeria (the "Export Fee"). Xechem also issued Alembic a warrant to purchase 10,000,000 shares of Xechem's common stock at an exercise price of $0.20 per share (the "Warrant"). Alembic also agreed to provide certain production and regulatory compliance personnel to assist Xechem Nigeria, which services would be compensated upon terms agreeable to the parties (the "Services"). The company also gave Alembic the right of first offer regarding the licensing of any distribution rights with respect to NICOSAN(TM)/HEMOXIN(TM) in the territory of Africa and India (the "Distribution Rights"). All existing agreements and understandings between Xechem and Xechem Nigeria, on the one hand and Alembic on the other regarding the Cooperation Agreement, the MOU and the Old Note are terminated, including the Investment Fee, the Export Fee, the Warrant, the Services and the Distribution Rights. Notwithstanding the foregoing, the parties agreed that the provisions addressing the disclosure of confidential information, non-circumvention, confidentiality and nonsolicitation shall not be terminated and shall remain in full force and effect.

Xechem and Alembic entered into a Security Agreement, as security for the payment of the Initial Payment and the Remaining Balance of the New Note. Xechem granted Alembic a security interest in: (a) 500,000 shares of restricted stock in Ceptor Corporation owned by Xechem (the "Ceptor Shares"), (b) 15% of the issued and outstanding shares of common stock of Xechem Nigeria; and (c) 5,000,000 shares of common stock of Xechem. Notwithstanding the foregoing, if Xechem increases its Initial Payment to $1,500,000, then the Ceptor Shares will be released. The parties also signed mutual releases.

As of December 31, 2005 we have a balance of $3,000,000 from this loan and $175,400 in accrued interest. In January 2006, from the proceeds received from the BMS settlement, $1,000,000 of principal and $190,700 of accrued interest was paid.

E) In 2005 and cumulatively, five non-related parties loaned to the Company a total of $50,000 and $65,000, respectively, for six months to one year with an interest rate of 8% - 12%. The individuals also received five year stock options to purchase a total of 1,900,000 shares of common stock at $.01 per share. At December 31, 2005, accrued interest totaled $6,600.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(12) Employee Benefit Plan

Effective August 1, 1997, the Company established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Any domestic employee who is at least eighteen years of age and has completed thirty days of employment may enroll in the plan. Participants may contribute up to 50% of their compensation, up to the maximum amount permitted by the Internal Revenue Code. Employer contributions are made up to 4% of the employee's gross compensation. In 2005 and 2004, respectively, the Company contributed $27,000 and $33,000 to the plan. Participants are always 100% vested in their contributions and earnings. The employer contributions and earnings are fully vested in six years from date of employment.

(13) Subsequent Events

(1) On December 13, 2005,  we entered into an agreement in principle  concerning
the  settlement  of  the  Xechem,  Inc.  and  Xechem  International,   Inc.  vs.
Bristol-Myers Squibb Company, 03 C 1920 lawsuit.

In return for Xechem's full release of all claims that were or could have been asserted against BMS in connection with the case, BMS agreed to pay us $4,200,000 and further agreed to release us from all claims BMS could have asserted against us in the case. Each party agreed to bear their own costs, fees and expenses. Further, BMS agreed to waive the $29,599 fee award granted by the Court on September 7, 2005. BMS made the settlement payment to us in January 2006.

After payment of legal fees, costs, interest due on prior financings and prorations, we received approximately $1,700,000 from this settlement.

(2) The agreement with Alembic  Limited was  restructured  in December 2005 (See
Note 11). In accordance with the terms of the loan, in January 2006, from the proceeds from the BMS settlement, $1,000,000 of principal and $190,700 of accrued interest was paid. The remaining principal balance of $2,000,000 due on the Alembic Promissory Note, together with unpaid interest, is due and payable December 31, 2006.

(3) We are in negotiations with UPS Capital Business Credit to obtain financing in the sum of $8,253,000 for our pharmaceutical project in Nigeria. In March 2006, we paid a $50,000 non-refundable good faith deposit to UPS and the loan facility proposal is being processed under the U.S. Ex-Im Bank Loan Guarantee Program. One requirement, among others, of the loan facility is the provision of a Nigerian bank guarantee in the amount of the proposed loan, from an identified Nigerian-based bank.

Two Nigeria-based banks, have been identified which are qualified to provide the Nigerian bank guarantee required by UPS Capital and Ex-Im Bank. UPS has provided a loan offer to us, subject to our review and approval. The two Nigerian banks must also review, and approve the UPS offer. Upon the banks' acceptance of the loan offer, they will undergo discussions with UPS regarding the final terms. If UPS completes the negotiation to its satisfaction, a formal request will be submitted by UPS Capital to Ex-Im Bank for the credit guarantee approval. If Ex-Im Bank provides the loan guarantee, UPS Capital will be authorized to disburse the funds to us.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(13) Subsequent Events (Continued)

There is no way to predict whether UPS will provide its approval to fund the loan to us. Without this loan, or alternative capitalization, we have not identified alternative sources to fund the Nigerian Pharmaceutical Project or our ongoing operations. In the event the loan is obtained, we estimate that there will be additional expenses associated with the completion of the Nigerian facility and start-up of production. We are hopeful that these additional monies can come from potential local financing in Nigeria (debt, equity and/or possible prepayment for product) and/or from portential domestic funding sources, although no commitments have been obtained for such funding. In the event all of such financing can be obtained, we have the further risk that cost overruns and/or delays in bringing the product to market could adversely impact execution of our business plan.

(4) In the period January 1, 2006 through March 18th, 2006, holders of Xechem debt converted Xechem debt (in the form of principal and interest) in the aggregate amount of $2,336,000 ($2,180,000 of which is principal and $156,000 of which is interest) into 447,340,900 shares of Xechem's common stock (exercised at conversion rates between $0.0025 - $0.0075 per share) representing approximately 54% of Xechem's then issued and outstanding stock.

(5) Through March 18th, 2006, Xechem received convertible loans totaling $400,000 from Ms. Chassman. The notes for these loans are currently in negotiation and will include an interest rate, conversion to common stock features and with due dates of one year to two years.

(14) Subsequent Events (Unaudited) Subsequent To The Date of The Report of The Independent Registered Public Accounting Firm

(1) In the period March 19th, 2006 through April 5th, 2006, holders of Xechem debt converted Xechem debt (in the form of principal and interest) in the aggregate amount of $206,000 ($204,000 of which is principal and $2,000 of which is interest) into 602,296,070 shares of Xechem's common stock (exercised at conversion rates between $0.0025 - $0.005 per share) representing approximately 7% of Xechem's then issued and outstanding stock.

(2) In the period March 19th, 2006 through April 5th, 2006, Xechem received convertible loans totaling $150,000 from Ms. Chassman and $25,000 from a related party. The notes for these loans are currently in negotiation and will include an interest rate, conversion to common stock features and with due dates of six months to two years.

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

      On November 18, 2004, after consultation with the accountant and WS+B, we determined that $15,733,000 of deferred financing cost and additional paid in capital and $1,330,000 of deferred consulting charge and additional paid in capital may have been improperly capitalized in 2003. These charges are non-cash in nature and the resulting restatements did not affect the company's cash position. The company's evaluation of the accounting treatment and potential effect of the transactions necessitated a restatement of the financial statements for the company for the year ended December 31, 2003 and the quarters ended March 31, and June 30, 2004.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

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

      On November 18, 2004, WithumSmith+Brown, P.C., our former independent certified public accountant sent Moore Stephens, P.C., our current certified public accountant and us, a notice that $15,733,000 of our deferred financing costs and additional paid in capital and $1,330,000 of deferred consulting charges and additional paid in capital may have been improperly capitalized in 2003. These charges are non-cash in nature and any resulting restatements will not effect our cash position. However, during the course of our review, our Chief Executive Officer and Chief Financial Officer determined that financial statements for the year ended 2003 and the quarter periods ended March 31, 2004 and June 30, 2004 should not be relied upon until they were restated. We have since filed the restated financial statements for the year ended December 31, 2003 and the quarters ended March 31, 2004 and June 30, 2004 to adjust for the foregoing.

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

Changes in Internal Controls Over Financial Reporting
-----------------------------------------------------

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

ITEM 8B. OTHER INFORMATION

      None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The composition and biographies of our directors and officers (including nominees for appointment) are as follows:

NAME                                      AGE      POSITION WITH XECHEM
---------------------------------         ---      ---------------------------------
Dr. Ramesh C. Pandey (1)(4)               67       Chief Executive Officer, Chairman
                                                   of the Board, Secretary and
                                                   Treasurer
Stephen F. Burg (1)(2)(3)(4)              68       Director and Assistant Secretary
Adesoji Adelaja, Ph.D.(1)(2)(3)(4)        53       Director
Howard Becker                             47       Vice President of Operations
                                                   (nominee)

      --------------
      (1)   Member of the stock option committee.
      (2)   Member of the compensation committee.
      (3) Member of the audit committee. (4) Member of the nominating committee.

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

      STEPHEN F. BURG, has served as our director since 1996. From 1986 to the present, Mr. Burg has been the chief executive officer of SB Corporate Consulting, Inc., which offers corporate growth strategies for public and private companies, nationally and internationally. From 1978 to 1986, Mr. Burg was Vice President-Corporate Acquisitions for Evans Products Company and from 1973 to 1978 was Corporate Director-Acquisitions and Human Services for Jack August Enterprises. Mr. Burg serves as a consultant to various businesses. Mr. Burg is our financial expert on the audit committee. Mr. Burg is not independent, as he received consulting fees in 2005 from us other than for board services.

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

      HOWARD BECKER, is the nominee for appointment as Vice President of Operations. For approximately one year prior to his appointment, he served as a consultant to the Company. Before joining Xechem, Mr. Becker served as a business consultant to a variety of companies through his private consulting firm. Mr. Becker is also a licensed attorney and practiced law for eighteen years in New York City, specializing in business reorganizations and corporate restructuring, including ten years at Kaye, Scholer, Fierman, Hays & Handler, LLP. He was also associated with Skadden, Arps, Slate, Meagher & Flom, LLP and Milbank, Tweed, Hadley & McCloy, LLP. His appointment is subject to finalization of the negotiation and documentation of his employment agreement and board approval.

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors

      Non-management directors are compensated $500 per day for attendance at each board meeting. All meetings in 2005 were telephonic, and no fees were paid. In addition, two of the directors received consulting fees for services rendered: Mr. Burg received consulting fees during 2005 in the amount of $19,600 for general business consulting; and Dr. Adelaja received consulting fees in the amount of $4,000 for general consulting.

Compensation of Officers

      Dr. Pandey was employed pursuant to an employment agreement dated February 1994, which expired on its tenth anniversary. The board of directors approved an increase in his base salary to $250,000 per annum, effective December 2, 2003. On February 18, 2004, the board of directors voted to increase Dr. Pandey's compensation to $350,000 per annum, effective March 1, 2004. A renewed employment agreement has not yet been negotiated or finalized. It is anticipated that the employment agreement will provide for substantial benefits to Dr. Pandey, including one or more of the following: (i) increased salary on attainment of $1,500,000 of sales per month to a base salary of $500,000; (ii) severance compensation if terminated without cause; (iii) issuance on an evergreen basis of nominally priced stock options designed to retain a 20% equity interest in Xechem, as well as, additional Class C Series 6 Voting Preferred Stock, or an equivalent stock, so that he may maintain a corresponding voting interest in Xechem; (iv) a minority position in the equity of Xechem Nigeria; (v) a royalty payment for sales of product by us and our subsidiaries, including Xechem Nigeria; and (vi) issuance of a minority ownership interest in Xechem India, which presently has no independent operations other than providing raw materials, personnel and facilities to us. The employment agreement is subject to negotiation, documentation and board approval. Dr. Pandey was also entitled to acquire voting stock equal to 20% of the outstanding voting stock issued through December 2003, and we have continued this practice since such date. We issued 680 additional shares to bring his percentage of voting stock to 20% as of December 31, 2003. We also issued 5,566 additional shares to bring his ownership percentage of voting stock to 20% as of December 31, 2004. We issued 3,511 shares in 2005, bringing his Class C, Series 6 Preferred stock total to 10,000 shares or 100,000,000 voting share equivalents.

      Subject to final negotiation, documentation and board approval, the company and Howard Becker have agreed to the following terms of employment: (i) salary of $240,000 per year; (ii) issuance of nominally priced stock options in an amount equal to 2% of the equity of Xechem on a fully diluted basis; and
(iii) customary vacation, severance, health and other benefits.

      Set forth below is information concerning the compensation for our chief executive officers.

                             Summary Compensation           Awards
                             --------------------         ----------
                                            Other         Securities
                                            Annual        Underlying
Year                    Salary    Bonus   Compensation   Options/SARs
------------------     --------   -----   ------------   ------------
Dr. Ramesh Pandey
   2003                $150,000    $0        $1,164           923
   2004                $324,167    $0        $7,429          5,566
   2005                $350,000    $0          $0            3,511


Dr. Pandey receives Class C, Series 6 Voting Preferred Stock to maintain a 20% voting interest in Xechem. Each share of Class C, Series 6 Voting Preferred Stock is entitled to 10,000 votes.

LONG TERM INCENTIVE PLAN

      Effective December 1993, our sole stockholder approved the Share Option Plan (the "Plan"), which we assumed, providing for the issuance to employees, consultants, and directors of options to purchase up to 12,600,000 (pre-split) shares of Common Stock. The Plan provides for the grant to employees of incentive stock options ("ISOs") and non-qualified stock options. On November 20,2002 the Board of Directors increased the number of options available to 300,000,000 (pre-split) shares.

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

      The Plan was terminated in December 2003, ten years after the date it was first approved, though awards made prior to termination may expire after that date, depending on when granted. As of December 31, 2003, we have granted options under the Plan to purchase 53,741 (post-split) shares of Common Stock, with 46,779 (post-split) shares still outstanding under the Plan as of December 31, 2005.

      A new long term incentive program was adopted by our board of directors in 2004 calling for the issuance of options, restricted stock or other equity based compensation awards, equivalent to 40,000,000 shares of our common stock. Our shareholders did not ratify the plan within one year of its adoption by our board of directors. Therefore, our directors ratified the issuance of options to purchase stock granted under the 2004 plan. We intend to adopt a 2006 long term incentive plan which mirrors the 2004 plan. Upon the 2006 plan's ratification by our shareholders, the 2006 plan will replace and supersede the 2004 plan and the 2004 plan will have no further force or effect. It is expected that a substantial portion of these options will be allocated to existing management and other persons assisting us in our endeavors. As of December 31, 2005, we have not issued shares under the 2004 Plan.

AGGREGATE OPTION EXERCISES IN FISCAL 2005 AND FISCAL YEAR-END OPTION VALUES

      The following table provides information on option exercises during the year ended December 31, 2005 by the directors and executive officers of Xechem and the value of such parties' unexercised stock options as of December 31, 2005.

      No options were granted during the fiscal year ended December 31, 2005 to our executive officer and directors. We have reserved, subject to shareholder approval of the Long Term Incentive Plan 3,500,000 shares of our common stock to non-executive employees during the fiscal year ended December 31, 2005.

                                               Number of Securities Underlying    Value of Unexercised In-the-Money
                                               Unexercised Options at 12/31/04         Options at 12/31/04 (1)
                                               -------------------------------         -----------------------
                    Shares         Value
                 Acquired on     Realized
Name             Exercise (#)       ($)        Exercisable      Unexercisable      Exercisable      Unexercisable
----             ------------       ---        -----------      -------------      -----------      -------------
Ramesh C.           3,511           $0             500                0                 $0                $0
Pandey, Ph.D.
(2)

Stephen F.            0             $0          5,002,673             0              $57,500              $0
Burg(3)

Adesoji               0             $0          2,000,000         3,000,000          $23,000           $34,500
Adelaja (4)


(1) Represents the excess, if any, of the closing price of the common stock as quoted on the OTC Bulletin Board on December 31, 2005 ($0.014), over the exercise price of the options, multiplied by the corresponding number of underlying shares.

(2) Class C, Series 6 Voting Preferred Stock, par value $.00001 per share, representing 10,000 votes per share.

(3) Mr. Burg holds an option to purchase 5,000,000 shares of our common stock at $0.0025 per share. The 5,000,000 shares were granted as part of our 2004 Long Term Incentive Plan, which has not yet received shareholder approval.

(4) Dr. Adelaja holds an option to purchase 1,000,000 shares of our common stock at $0.0025 per share. The 1,000,000 shares were granted as part of our 2004 Long Term Incentive Plan, which has not yet received shareholder approval. As part of his grant, Dr. Adelaja received an option to purchase 5,000,000 shares of stock, which options vest over a period of four years commencing December 31, 2005 for 1,000,000 shares and 1,000,000 shares on each anniversary, through December 31, 2008.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of our common stock and total voting stock (including the Class A and Class C Preferred Stock) as of April 5, 2006 by: (i) each stockholder known by us to beneficially own in excess of 5% of the outstanding shares of common stock or Class A Preferred stock; (ii) each director; and (iii) all directors and officers as a group. As of April 5, 2006, we had 882,002,551 shares of common stock issued and outstanding, 2,500 Class A Preferred shares issued and outstanding, 10,000 shares of the Class C Series 6 Voting Preferred stock issued and outstanding and 5,583 shares of Class C Series 7 Voting Preferred stock issued and outstanding. Dr. Pandey, our CEO, CFO and Chairman of the Board owns all of the Class C Series 6 Voting Preferred stock. Except as otherwise indicated in the notes, the persons named below hold sole voting and disposition power with respect to the shares.

                                                                             Class C, Series 6 Voting     All Voting
                         Common Stock            Class A Preferred Stock          Preferred Stock           Stock
                         ------------            -----------------------          ---------------           -----
                                                                                                          Percent of
Name and           Number of      Percent of     Number of     Percent of    Number of     Percent of       Voting
Address              Shares         Class         Shares         Class         Shares         Class         Shares
-------              ------         -----         ------         -----         ------         -----         ------
Ramesh C.           20,640 (2)         0%          2,500 (3)      100%       10,000 (4)       100%           9.9%
Pandey, Ph.D
(1)

Stephen F.       5,002,673 (6)      0.56%           --             --            --            --           0.49%
Burg (5)

Adesoji          2,017,390 (8)      0.22%           --             --            --            --           0.19%
Adelaja,
Ph.D.  (7)

Howard Becker          --             --            --             --            --            --             --


All Directors    6,040,703          0.79%          2,500          100%       10,000           100%         10.58%
and Executive
Officers as a
Group (4
Persons)


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

(4) Each Class C, Series 6 Voting Preferred Stock share is entitled to 10,000 votes. Therefore, Dr. Pandey's 10,000 shares of Class C, Series 6 Voting Preferred Stock equal 100,000,000 votes or a 20% voting interest in the Xechem. Dr. Pandey owns all of the issued shares of Class C, Series 6 Voting Preferred Stock. We are obligated to issue him additional shares of Class C, Series 6 Voting Preferred Stock in such amounts and at such times so that he may maintain his 20% voting interest.

(5) Mr. Stephen Burg's business address is 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901.

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

(7) Dr. Adelaja's business address is 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901.

(8) Includes an option to purchase 2,000,000 shares of common stock granted to Dr. Adelaja, as a director, in 2004, which is exercisable at $0.0025 per share. The 2,000,000 shares were granted as part of our 2004 Long Term Incentive Plan, which has not yet received shareholder approval. As part of his grant, Dr. Adelaja received an option to purchase 5,000,000 shares of stock, which options vest over a period of five years, commencing June 30, 2004 for 1,000,000 shares and 1,000,000 shares on each anniversary thereafter, through December 31, 2008.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We currently receive our supplies of plant extracts from India through informal collaborative relationships. Dr. Pandey and his brothers incorporated a corporation in India (Xechem India), which was established to formalize such relationships by obtaining contracts for dependable supplies of plants and other raw materials. Based on its discussions with Indian sources for such materials, we believed that an Indian corporation would obtain such contracts on significantly better terms than would a United States-based corporation. Xechem India may also conduct certain research, manufacturing, and marketing activities in India. In 1998, as a contribution to our capital, Dr. Pandey transferred his 66-2/3% interest in Xechem India to us for no consideration other than reimbursement of amounts Dr. Pandey advanced for organizational expenses (approximately $5,000). Dr. Pandey's brothers own the remaining equity in Xechem India, some or all of which we anticipate will be made available to other, unrelated, persons in India.

      Effective June 25, 1996, an entity wholly-owned by Dr. Pandey became a member of Vineyard Productions, L.L.C., which in June 1994 acquired the building in which we lease our offices. Prior to making the investment, Dr. Pandey informed the board of directors of the opportunity for such investment, and the board determined that it was not interested and approved Dr. Pandey making the investment.

      We entered into a new five-year lease, which commenced on July 1, 2002. Rent expense amounted to approximately $177,000 and $137,000 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, we owed rental payments to the lessor totaling approximately $278,500 and a security deposit of $26,000. Upon payment of the security deposit, the old rental payments equal $52,000. As of December 31, 2005, $15,000 was still due to the landlord for failure to perform certain obligations under the agreement.

      We owe Dr. Pandey, Chairman of the Board, CEO and CFO $728,000 as of December 31, 2005. Dr. Pandey loaned us $125,000 in the aggregate, which amounts were loaned at various times and in various amounts over the course of the last six years. The Pandey loan bears interest at 8% per annum. The Pandey loan has accrued interest of $219,000 as of December 31, 2005. We also owe Dr. Pandey accrued salary of $384,000 as of December 31, 2005.

      We owe two notes payable to Dr. Renuka Misra, director of our Natural Products division for $298,000 and $150,000 dated August 23, 2005 and November 1, 2005, respectively. The notes bear interest at the rate of 12% and are one year notes.

      We received a loan from Beverly Robbins, a sales and marketing representative totaling $190,000 and $200,000 dated April 1, 2005 and July 5, 2005, respectively. The notes bear interest at the rate of 10% and are one year notes.

      In 2003, we received convertible notes in the amount of $48,000 from members of Dr. Pandey's family. In 2005, three new notes in the amount of $85,000 were issued to the Pandey Family. In 2005, the notes were restructured to provide for 10%-12% interest, and one year due dates. All noteholders were granted options, in the aggregate to purchase 6,760,000 shares of common stock at $0.01-$0.0135 per share. In addition, certain noteholders were issued 360,000 shares of our common stock. Noteholders may convert principal and accrued interest to shares of common stock at the option price.

      Interest expense for related parties totaled approximately $95,000 and $44,000 for the years ended December 31, 2005 and 2004, respectively.

      On December 2, 2003, the board of directors voted to make Mr. Pursley the president and chief operating officer of Xechem. The board further agreed to enter into a two year employment agreement with Mr. Pursley, effective December 1, 2003, whereby he would receive an annual base salary of $330,000 with a discretionary bonus in addition to an option package exercisable at $0.0025 per share to provide him with 20% fully diluted ownership of Xechem based upon current outstanding stock. On March 31, 2004, we entered into an agreement with CepTor Corporation and William Pursley, in which Mr. Pursley agreed to resign as the president and chief operating officer of Xechem and act as the chief executive officer of CepTor Corporation for a two year term, subject to automatic renewal. As part of his compensation package, the board of directors amended Mr. Pursley's original option package to eliminate his 20% option and replace it with a five year option to purchase 43,000,000, shares of Xechem common stock exercisable at $0.0025 per share. In 2005, Mr. Pursley surrendered his option.

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

      We have agreed to provide to Dr. Pandey the amount of voting stock necessary for him to maintain 20% of the outstanding voting stock of our company. On December 31, 2005, we issued Dr. Pandey 3,511 shares of Class C, Series 6 Voting Preferred Stock, so that he may maintain his 20% voting interest. The shares were issued to Dr. Pandey at par value. Each share of Class C, Series 6 Voting Preferred Stock is equivalent to 10,000 shares of voting stock, but has no economic rights other than to be redeemed at par or to participate pro rata with common stock. He now owns 10,000 shares of Class C, Series 6 Voting Preferred Stock. We have authorized only 10,000 shares of Class C, Series 6 Preferred Stock. We must authorize additional shares of Class C, Series 6 stock before more shares may be issued to Dr. Pandey.

      In April 2005, Dr. Pandey transferred 100% of the ownership interest of Xechem Nigeria, which he held as nominee for the benefit of Xechem International, Inc. to Xechem International, Inc.

ITEM 13.    EXHIBITS

EXHIBIT NO.

2.1 Agreement and Plan of Merger by and among Xechem International, Inc., CepTor Acquisition, Inc. and CepTor Corporation, dated as of December 23, 2003(1)

2.2 Agreement of Merger and Plan or Reorganization, by and among Medallion Crest Management, Inc., a Florida corporation, CepTor Corporation and CepTor Acquisition Corp., dated December 8, 2004(2)

3(i).1 Certificate of Incorporation, dated February 9, 1994; Certificate of Correction to Certificate of Incorporation, dated February 16, 1994; Certificate of Amendment to the Certificate of Incorporation, dated May 26, 1995; Certificate of Amendment to Certificate of Incorporation, dated January 15, 1997; Certificate of Correction of Certificate of Amendment to Certificate of Incorporation, dated January 23, 1997; Certificate of Amendment to Certificate of Incorporation, dated July 17, 2000; Certificate of Amendment to Certificate of Incorporation, dated November 7, 2001; Certificate of Amendment to Certificate of Incorporation, dated November 20, 2002; Certificate of Amendment to Certificate of Incorporation, dated April 18, 2003; Certificate of Amendment to Certificate of Incorporation, dated May 22, 2003; Corrected Certificate of Amendment of Certificate of Incorporation, dated May 22, 2003; and Corrected Certificate of Amendment of Certificate of Incorporation, dated June 10, 2004(3)

3(ii)       By-Laws(3)

4.1 Certificate of Designations, Preferences and Rights of Class C Shares (Class C Series 1 Preferred Stock), dated April 9, 1996(4)

4.2 Certificate of Correction of Designations, Preferences and Rights of Class C Shares/Preferred Stock(3)

4.3 Certificate of Designations, Preferences and Rights (Class C Series 2 and Series 3 Preferred Stock), dated October 25, 1996(4)

4.4 Amended Certificate of Designations, Preferences, and Rights of Class C Series 2 Voting Convertible Preferred Stock(3)

4.5 Certificate of Elimination to the Certificate of Incorporation (Class C Series 1, Series 2 and Series 3 Preferred Stock), dated March 12, 1997(4)

4.6 Certificate of Designations, Preferences and Rights of Class C Series 4 Voting Convertible Preferred Stock(3)

4.7 Certificate of Designations, Preferences and Rights of Class C, Series 6 Voting Preferred Stock, dated October 3, 2001; Certificate of Correction, dated October 15, 2001; and Certificate of Amendment dated March 31, 2003(3)

4.8 Certificate of Designations, Preferences, and Rights of Class C, Series 5 Voting Convertible Preferred Stock(3)

4.9 Certificate of Designations, Preferences and Rights of Class C, Series 7 Preferred Stock, dated January 19, 2004(1)

4.10 Certificate of Designations, Preferences and Rights of Class C Series 8 Voting Convertible Preferred Stock, as corrected, filed October 11, 2005.

4.11        Form of 2001 Unsecured Subordinated Convertible Debenture(5)

4.12        Form of Unsecured Convertible Note(5)

4.13 Form of 2002 Subscription Agreement for Purchase of Unsecured Subordinated Convertible Notes(5)

4.14 Form of 2001 Subscription Agreement for Purchase of $1,000,000 Unsecured Convertible Subordinated Debentures(5)

4.15        Form of 2002 Warrant to Purchase Shares of Common Stock(5)

4.16        Pursley Option Agreement(3) [Terminated]

4.17        Form of Registration Rights Agreement, dated January 2004(1)

4.18        Form of Pandey Option(3)

4.19 Form of Secured Convertible Promissory Note, dated February 2005(6) [Terminated]

4.20 Form of Stock Pledge and Escrow Agreement, dated February 2005(6) [Terminated]

4.21        Form of Common Stock Purchase Warrant, dated February 2005(6)

4.22        Form of Registration Rights Agreement, dated February 2005(6)

4.23        Amended and Restated Stock Option Plan(3)

4.24        2004 Long Term Incentive Plan(7)

10.1        Form of Employment Agreement between Xechem and Dr. Pandey(3)
            [Expired]

10.2 Royalty, Distribution Rights and Joint Cooperation Agreement Among Xechem International, Inc., Xechem Pharmaceuticals Nigeria, Limited and Alembic, Limited, dated April 7, 2004(7) [Terminated]

10.3        Form of $3,000,000 Promissory Note to Alembic, Limited(7)
            [Terminated]

10.4 CepTor Agreement among CepTor Corporation, Xechem International, Inc. and William Pursley, dated March 31, 2004(7) [Terminated]

10.5 Employment Agreement between CepTor Corporation and William Pursley, dated March 31, 2004(7) [Terminated]

10.6 Amended and Restated Stock Option Agreement between Xechem International, Inc. and William Pursley, dated Mach 31, 2004(7) [Terminated]

10.7 Second Amendment to the CepTor Agreement by and among Xechem International, Inc., William Pursley and CepTor Corporation, dated December 9, 2004(8)

10.8 Note Purchase Agreement by and among Xechem International, Inc., CepTor Corporation and various holders, dated April 23, 2004(9)

10.9        Form of CepTor Promissory Note, dated April 23, 2004(9)

10.10       Form of CepTor Waiver of Rights under Note, dated April 23, 2004(9)

10.11       CepTor Waiver of Contingent Consideration, dated April 23, 2004(9)

10.12 Form of Securities Purchase Agreement, by and between Xechem International, Inc. and CepTor Corporation, dated June 17, 2005(10)

10.13 Term Sheet for Debt Restructuring, by and between Marjorie Chassman and Xechem International, Inc., dated June 17, 2005(10)

10.14 Chassman Letter Agreement, dated January 11, 2005, by and between Marjorie Chassman and Xechem International, Inc.

10.15 Term Sheet for $1,000,000 Bridge Loan and Debt Restructuring Agreement, dated August 25, 2006(11)

10.16 Amended Term Sheet for $1,000,000 Bridge Loan and Debt Restructuring Agreement, dated September 30, 2005(12)

10.17 Agreement in Principle Concerning the Settlement of the Xechem, Inc., and Xechem International, Inc. vs. Bristol-Myers Squibb Company, 03 C 1920 lawsuit

10.18 Form of Agreement by and between Xechem International, Inc. and Alembic Regarding Termination of Agreements and Repayment of Loan, dated December 22, 2005

10.19 Form of Security Agreement by and between Alembic Limited, an Indian corporation and Xechem International, Inc., a Delaware corporation, dated December 22, 2005

10.20 Form of $3,000,000 Promissory Note to Alembic Limited, dated December 22, 2005

10.21       New Brunswick, New Jersey Lease Agreement

14          Code of Ethics(3)

16.1        Letter from WithumSmith+Brown P.C., dated September 16, 2004(13)

16.2        Letter from WithumSmith+Brown P.C., dated September 23, 2004(14)

21          Subsidiaries of the small business issuer

31 Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------

(1) Incorporated by reference from our Current Report on Form 8-K filed on February 3, 2004 (SEC File No. 000-23788).

(2) Incorporated by reference from CepTor Corporation (formerly Medallion Crest Management, Inc.) Current Report on Form 8-K filed with the SEC on December 14, 2004 (File No. 000-50502).

(3) Incorporated by reference from our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on April 15, 2005 (SEC File No. 000-23788).

(4) Incorporated by reference from our Annual Report on Form 10-KSB for the year ended December 31, 1996, filed with the SEC on April 14, 1997 (SEC File No. 000-23788).

(5) Incorporated by reference from our Registration Statement on Form S-3, filed with the SEC on July 30, 2002.

(6) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 4, 2005 (File No. 000-23788).

(7) Incorporated by reference from our Form 10-KSB/A for the fiscal year ended December 31, 2003, filed with the SEC on March 9, 2005 (File No. 000-23788).

(8) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on December 14, 2004 (File No. 000-23788).

(9) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 28, 2004 (File No. 000-23788).

(10) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 23, 2005 (SEC File No. 000-23788).

(11) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 31, 2005 (SEC File No. 000-23788).

(12) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on October 6, 2005 (SEC File No. 000-23788).

(13) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on September 17, 2004 (File No. 000-23788).

(14) Incorporated by reference from our Current Report on Form 8-K/A filed with the SEC on September 27, 2004 (File No. 000-23788).

PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES: The audit fees for 2005 from Moore Stephens are $60,000 for the annual audit and review of Form 10-KSB and $6,500 for each quarterly review as compared to $35,500 for the 2004 annual audit and review of Form 10-KSB and $6,500 for each quarterly review.

TAX FEES: The fees for our corporate tax return for 2005 will be $7,500 as compared to $6,500 for 2004 returns.

ALL OTHER FEES: There have been fees of $10,912 from our principal accountants Moore Stephens for 2005 due to the restatement of our 2003 financial statements. There were charges from WithumSmith+Brown P.C. of $2,500 for filing of the amended Form 10-KSB for 2003, $4,400 for restatement of the first quarter and second quarter 2004 Form 10-QSB, $4,500 for the consent letter for the 2004 Form 10-KSB and $1,000 for assistance in preparation of a letter in response to a query from the United States Securities and Exchange Commission.

All fees and the retaining of auditors is done by our audit committee with the approval of our board of directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XECHEM INTERNATIONAL, INC.

                                        /s/ Ramesh C. Pandey
                                        --------------------------------------
Date:  April 14, 2006                   Ramesh C. Pandey, Ph.D.
                                        Chief Executive Officer, President and
                                        Chairman of the Board of Directors

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ Ramesh C. Pandey                              Date:  April 14, 2006
        --------------------------------------
        Ramesh C. Pandey, Ph.D.
        Chief Executive Officer, President and
        Chairman of the Board of Directors

By:     /s/ Stephen F. Burg                               Date:  April 14, 2006
        --------------------------------------
        Stephen F. Burg
        Director

By:     /s/ Adesoji Adelaja, Ph.D.                        Date:  April 14, 2006
        ------------------------------------
        Adesoji Adelaja, Ph.D.
        Director

                                  EXHIBIT INDEX

Number Exhibit

2.1 Agreement and Plan of Merger by and among Xechem International, Inc., CepTor Acquisition, Inc. and CepTor Corporation, dated as of December 23, 2003(1)

2.2 Agreement of Merger and Plan or Reorganization, by and among Medallion Crest Management, Inc., a Florida corporation, CepTor Corporation and CepTor Acquisition Corp., dated December 8, 2004(2)

3(i).1 Certificate of Incorporation, dated February 9, 1994; Certificate of Correction to Certificate of Incorporation, dated February 16, 1994; Certificate of Amendment to the Certificate of Incorporation, dated May 26, 1995; Certificate of Amendment to Certificate of Incorporation, dated January 15, 1997; Certificate of Correction of Certificate of Amendment to Certificate of Incorporation, dated January 23, 1997; Certificate of Amendment to Certificate of Incorporation, dated July 17, 2000; Certificate of Amendment to Certificate of Incorporation, dated November 7, 2001; Certificate of Amendment to Certificate of Incorporation, dated November 20, 2002; Certificate of Amendment to Certificate of Incorporation, dated April 18, 2003; Certificate of Amendment to Certificate of Incorporation, dated May 22, 2003; Corrected Certificate of Amendment of Certificate of Incorporation, dated May 22, 2003; and Corrected Certificate of Amendment of Certificate of Incorporation, dated June 10, 2004(3)

3(ii)       By-Laws(3)

4.1 Certificate of Designations, Preferences and Rights of Class C Shares (Class C Series 1 Preferred Stock), dated April 9, 1996(4)

4.2 Certificate of Correction of Designations, Preferences and Rights of Class C Shares/Preferred Stock(3)

4.3 Certificate of Designations, Preferences and Rights (Class C Series 2 and Series 3 Preferred Stock), dated October 25, 1996(4)

4.4 Amended Certificate of Designations, Preferences, and Rights of Class C Series 2 Voting Convertible Preferred Stock(3)

4.5 Certificate of Elimination to the Certificate of Incorporation (Class C Series 1, Series 2 and Series 3 Preferred Stock), dated March 12, 1997(4)

4.6 Certificate of Designations, Preferences and Rights of Class C Series 4 Voting Convertible Preferred Stock(3)

4.7 Certificate of Designations, Preferences and Rights of Class C, Series 6 Voting Preferred Stock, dated October 3, 2001; Certificate of Correction, dated October 15, 2001; and Certificate of Amendment dated March 31, 2003(3)

4.8 Certificate of Designations, Preferences, and Rights of Class C, Series 5 Voting Convertible Preferred Stock(3)

4.9 Certificate of Designations, Preferences and Rights of Class C, Series 7 Preferred Stock, dated January 19, 2004(1)

4.10 Certificate of Designations, Preferences and Rights of Class C Series 8 Voting Convertible Preferred Stock, as corrected, filed October 11, 2005.

4.11        Form of 2001 Unsecured Subordinated Convertible Debenture(5)

4.12        Form of Unsecured Convertible Note(5)

4.13 Form of 2002 Subscription Agreement for Purchase of Unsecured Subordinated Convertible Notes(5)

4.14 Form of 2001 Subscription Agreement for Purchase of $1,000,000 Unsecured Convertible Subordinated Debentures(5)

4.15        Form of 2002 Warrant to Purchase Shares of Common Stock(5)

4.16        Pursley Option Agreement(3) [Terminated]

4.17        Form of Registration Rights Agreement, dated January 2004(1)

4.18        Form of Pandey Option(3)

4.19 Form of Secured Convertible Promissory Note, dated February 2005(6) [Terminated]

4.20 Form of Stock Pledge and Escrow Agreement, dated February 2005(6) [Terminated]

4.21        Form of Common Stock Purchase Warrant, dated February 2005(6)

4.22        Form of Registration Rights Agreement, dated February 2005(6)

4.23        Amended and Restated Stock Option Plan(3)

4.24        2004 Long Term Incentive Plan(7)

10.1        Form of Employment Agreement between Xechem and Dr. Pandey(3)
            [Expired]

10.2 Royalty, Distribution Rights and Joint Cooperation Agreement Among Xechem International, Inc., Xechem Pharmaceuticals Nigeria, Limited and Alembic, Limited, dated April 7, 2004(7) [Terminated]

10.3        Form of $3,000,000 Promissory Note to Alembic, Limited(7)
            [Terminated]

10.4 CepTor Agreement among CepTor Corporation, Xechem International, Inc. and William Pursley, dated March 31, 2004(7) [Terminated]

10.5 Employment Agreement between CepTor Corporation and William Pursley, dated March 31, 2004(7) [Terminated]

10.6 Amended and Restated Stock Option Agreement between Xechem International, Inc. and William Pursley, dated Mach 31, 2004(7) [Terminated]

10.7 Second Amendment to the CepTor Agreement by and among Xechem International, Inc., William Pursley and CepTor Corporation, dated December 9, 2004(8)

10.8 Note Purchase Agreement by and among Xechem International, Inc., CepTor Corporation and various holders, dated April 23, 2004(9)

10.9        Form of CepTor Promissory Note, dated April 23, 2004(9)

10.10       Form of CepTor Waiver of Rights under Note, dated April 23, 2004(9)

10.11       CepTor Waiver of Contingent Consideration, dated April 23, 2004(9)

10.12 Form of Securities Purchase Agreement, by and between Xechem International, Inc. and CepTor Corporation, dated June 17, 2005(10)

10.13 Term Sheet for Debt Restructuring, by and between Marjorie Chassman and Xechem International, Inc., dated June 17, 2005(10)

10.14 Chassman Letter Agreement, dated January 11, 2005, by and between Marjorie Chassman and Xechem International, Inc.

10.15 Term Sheet for $1,000,000 Bridge Loan and Debt Restructuring Agreement, dated August 25, 2006(11)

10.16 Amended Term Sheet for $1,000,000 Bridge Loan and Debt Restructuring Agreement, dated September 30, 2005(12)

10.17 Agreement in Principle Concerning the Settlement of the Xechem, Inc., and Xechem International, Inc. vs. Bristol-Myers Squibb Company, 03 C 1920 lawsuit

10.18 Form of Agreement by and between Xechem International, Inc. and Alembic Regarding Termination of Agreements and Repayment of Loan, dated December 22, 2005

10.19 Form of Security Agreement by and between Alembic Limited, an Indian corporation and Xechem International, Inc., a Delaware corporation, dated December 22, 2005

10.20 Form of $3,000,000 Promissory Note to Alembic Limited, dated December 22, 2005

10.21       New Brunswick, New Jersey Lease Agreement

14          Code of Ethics(3)

16.1        Letter from WithumSmith+Brown P.C., dated September 16, 2004(13)

16.2        Letter from WithumSmith+Brown P.C., dated September 23, 2004(14)

21          Subsidiaries of the small business issuer

31 Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------

(1) Incorporated by reference from our Current Report on Form 8-K filed on February 3, 2004 (SEC File No. 000-23788).

(2) Incorporated by reference from CepTor Corporation (formerly Medallion Crest Management, Inc.) Current Report on Form 8-K filed with the SEC on December 14, 2004 (File No. 000-50502).

(3) Incorporated by reference from our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on April 15, 2005 (SEC File No. 000-23788).

(4) Incorporated by reference from our Annual Report on Form 10-KSB for the year ended December 31, 1996, filed with the SEC on April 14, 1997 (SEC File No. 000-23788).

(5) Incorporated by reference from our Registration Statement on Form S-3, filed with the SEC on July 30, 2002.

(6) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 4, 2005 (File No. 000-23788).

(7) Incorporated by reference from our Form 10-KSB/A for the fiscal year ended December 31, 2003, filed with the SEC on March 9, 2005 (File No. 000-23788).

(8) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on December 14, 2004 (File No. 000-23788).

(9) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 28, 2004 (File No. 000-23788).

(10) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 23, 2005 (SEC File No. 000-23788).

(11) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 31, 2005 (SEC File No. 000-23788).

(12) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on October 6, 2005 (SEC File No. 000-23788).

(13) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on September 17, 2004 (File No. 000-23788).

(14) Incorporated by reference from our Current Report on Form 8-K/A filed with the SEC on September 27, 2004 (File No. 000-23788).