Form 10QSB
period 2006-03-31
XECHEM INTERNATIONAL INC
filed 2006-05-22
CIK 919611

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2006
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------   ------------------

For Quarter Ended                       Commission File Number        0-23788
                  -------------                                -----------------

                           Xechem International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                22-3284803
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Bldg. B, Suite. 310, New Brunswick, NJ           08901
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code        (732) 247-3300
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

                                 Yes |X| No |_|

Number of shares outstanding of the issuer's common stock, as of May 5th, 2006, was 1,093,471,115 shares.

Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.

PART I.  FINANCIAL INFORMATION ..............................................3

Item 1.  Consolidated Balance Sheet as of
           March 31, 2006 [Unaudited] .......................................4

         Consolidated Statements of Operations
           For the three month periods ended March 31, 2006
           and 2005 and for the period from March 15,1990
           (inception) to March 31, 2006 [Unaudited] ........................5

         Consolidated Statement of Stockholders' Equity from
           March 15,1990 (inception) to March 31, 2006 [Unaudited]...........6

         Consolidated Statements of Cash Flows
           For the three month periods ended March 31, 2006
           and 2005 and for the period from March 15,1990
           (inception) to March 31, 2006   [Unaudited] ......................14

         Notes to Consolidated Financial Statements [Unaudited]..............16

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations  ...................28

Item 3.  Controls and Procedures.............................................35

PART II.   OTHER INFORMATION ................................................36

Item 1.  Legal Proceedings ..................................................36

Item 2.  Changes in Securities  .............................................36

Item 3.  Defaults Upon Senior Securities ....................................36

Item 4.  Submissions of Matters to a Vote of Security Holders ...............36

Item 5.  Other information ..................................................36

Item 6.  Exhibits ...........................................................36

Signatures and Certifications ...............................................37

PART I.   FINANCIAL INFORMATION

Item 1.    Financing Statements

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except with respect to historical financial information, the discussion in this report contains forward-looking statements that involve risk and uncertainties. These statements may be identified by use of forward-looking terminology such as "believes," "expects," "may," "should," or "anticipates," or similar expressions, or by discussions of strategy. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in this report. Factors that could cause our results to differ from those discussed in this report, include, but are not limited to, those discussed under the heading "Factors Affecting Future Performance" in our report on Form 10-KSB for the period ending December 31, 2005.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET

                                              ASSETS                             March 31, 2006
                                                                                   (Unaudited)
                                                                               -----------------
CURRENT ASSETS
   Cash                                                                        $         138,000
   Prepaid expenses and other current assets                                             237,000
                                                                               -----------------

   Total Current Assets                                                                  375,000

   Equipment, less accumulated depreciation of $1,225,000                              1,383,000
   Leasehold improvements, less accumulated amortization of $857,000                     158,000
   Deposits                                                                               56,000
                                                                               -----------------

TOTAL ASSETS                                                                   $       1,972,000
                                                                               =================

                              LIABILITIES & STOCKHOLDERS' [DEFICIT]
CURRENT LIABILITIES
   Accounts payable                                                            $         595,000
   Accrued expenses to related parties                                                   384,000
   Accrued expenses to others                                                            727,000
   Note payable to bank                                                                   55,000
   Notes payable to related parties                                                      984,000
   Notes payable others                                                                2,065,000
   Other current liabilities                                                              67,000

                                                                               -----------------
     Total Current Liabilities                                                         4,877,000

Notes payable to related parties                                                         265,000
Notes payable, net of discount of $1,589,000                                           1,142,000
Other liabilities                                                                         49,000

                                                                               -----------------
TOTAL LIABILITIES                                                                      6,333,000

COMMITMENTS AND CONTINGENCIES                                                                 --

STOCKHOLDERS' (DEFICIT)
   Class A voting preferred stock,$ .00001 par value, 2,500 shares
     authorized; 2,500 shares issued and outstanding                                          --
   Class B 8% convertible preferred stock,$ .00001 par value, 1,150 shares
     authorized; none outstanding                                                             --
   Class C preferred stock,$ .00001 par value, 49,996,350 shares authorized;
     15,931 issued and outstanding                                                            --
   Common stock,$.00001 par value 1,950,000,000 shares authorized;
   880,643,686 issued and outstanding                                                      9,000
   Additional paid in capital                                                         68,702,000
   Deficit accumulated during development stage                                      (73,072,000)
                                                                               -----------------

   Total Stockholders' (Deficit)                                                      (4,361,000)
                                                                               -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                  $       1,972,000
                                                                               =================

  The Accompanying Notes are an Integral Part of these Consolidated Financial
                                  Statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                              Cumulative from
                                                                                           MARCH 15, 1990 (Date
                                                        THREE MONTHS ENDED                   of Inception) to
                                                              MARCH 31,                          MARCH 31,
                                           --------------------------------------------    --------------------
                                                   2006                    2005                    2006
                                           --------------------    --------------------    --------------------
Revenues:                                  $              1,000    $              1,000    $          2,122,000

Expenses:
   Research and development                             356,000                 222,000              15,008,000
   General and administrative                         2,058,000                 980,000              26,310,000
   Writedown of inventory
      and intangibles                                        --                      --               1,861,000
                                           --------------------    --------------------    --------------------
                                                      2,414,000               1,202,000              43,179,000
                                           --------------------    --------------------    --------------------

   Loss from Operations                              (2,413,000)             (1,201,000)            (41,057,000)
                                           --------------------    --------------------    --------------------

Other Income(Expense) - Net:

   Interest Expense - Related Parties                   (23,000)                (13,000)             (9,105,000)

   Interest Expense - Others                         (3,556,000)               (758,000)            (19,117,000)

   Other                                              4,200,000                 (23,000)              4,228,000

   Gain from Sale of Affiliate's Stock                       --               2,930,000

   Share of Net Loss from Affiliate                          --              (3,358,000)            (13,587,000)
                                           --------------------    --------------------    --------------------
                                                        621,000              (4,152,000)            (34,651,000)
                                           --------------------    --------------------    --------------------

Net Loss before Income Benefit                       (1,792,000)             (5,353,000)            (75,708,000)

Income Tax Benefit                                           --                      --               2,636,000
                                           --------------------    --------------------    --------------------

   Net Loss                                $         (1,792,000)   $         (5,353,000)   $        (73,072,000)
                                           ====================    ====================    ====================

Basic and diluted loss per common share    $              (0.00)   $              (0.02)
                                           ====================    ====================
Weighted average number of common shares
 outstanding - Basic a Diluted                      658,136,687             259,668,718
                                           ====================    ====================

  The Accompanying Notes are an Integral Part of these Consolidated Financial
                                  Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                                                        Common Stock
                                                                -----------------------------     Unearned       Additional
                                                                  Number of                     Compensation      Paid-in
                                                                -------------   -------------   -------------   -------------
                                                                Shares Issued     Par Value        Expense         Capital
                                                                -------------   -------------   -------------   -------------
Common stock issued to Dr. Pandey in 1990 in
   exchange for equipment recorded at
   transferor's cost                                                       --   $          --   $          --   $     125,000
Laboratory and research equipment contributed to capital
   by Dr. Pandey in 1990 and 1991                                          --              --              --         341,000
Contribution to capital relating to unconsummated
   acquisition in 1992                                                     --              --              --          95,000
Exchange of securities of newly formed parent for
   outstanding securities of entities owned by
   Dr. Pandey                                                           1,000              --              --      13,840,000
Initial public offering in 1995 at $5.00 per share,
   less related expenses                                                1,000              --              --       4,543,000
Stock options granted at exercise prices below market:
 1994                                                                      --              --              --          51,000
 1995                                                                      --              --              --       1,110,000
 1996                                                                      --              --              --          18,000
 1997                                                                      --              --              --          31,000
Private placements, less related expenses:
   In 1995 at $3.00 per share                                              --              --              --         389,000
   In 1996 at $3.00 per share, net of a related 66,000 shares
     returned by Dr. Pandey                                                --              --              --          53,000
   In 1997 at $0.05 per share                                          15,000              --              --       2,291,000
Stock issued in 1996 at $0.38 per share upon
   termination of agreement to sell a minority interest
   in a subsidiary                                                         --              --              --         100,000
                                                                -------------   -------------   -------------   -------------

   Totals - Forward                                                    17,000   $          --   $          --   $  22,987,000

                                                                Deficit Accumulated
                                                                     During               Total
                                                                    Development       Stockholders'
                                                                -------------------   -------------
                                                                       Stage            [Deficit]
                                                                -------------------   -------------
Common stock issued to Dr. Pandey in 1990 in
   exchange for equipment recorded at
   transferor's cost                                            $                --   $     125,000
Laboratory and research equipment contributed to capital
   by Dr. Pandey in 1990 and 1991                                                --         341,000
Contribution to capital relating to unconsummated
   acquisition in 1992                                                           --          95,000
Exchange of securities of newly formed parent for
   outstanding securities of entities owned by
   Dr. Pandey                                                                    --      13,840,000
Initial public offering in 1995 at $5.00 per share,
   less related expenses                                                         --       4,543,000
Stock options granted at exercise prices below market:
1994                                                                             --          51,000
1995                                                                             --       1,110,000
1996                                                                             --          18,000
1997                                                                             --          31,000
Private placements, less related expenses:
   In 1995 at $3.00 per share                                                    --         389,000
   In 1996 at $3.00 per share, net of a related 66,000 shares
     returned by Dr. Pandey                                                      --          53,000
   In 1997 at $0.05 per share                                                    --       2,291,000
Stock issued in 1996 at $0.38 per share upon
   termination of agreement to sell a minority interest
   in a subsidiary                                                               --         100,000
                                                                -------------------   -------------

   Totals - Forward                                             $                --   $  22,987,000

  The Accompanying Notes are an Integral Part of these Consolidated Financial
                                  Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                                                     Common Stock
                                                            -----------------------------     Unearned        Additional
                                                              Number of                     Compensation       Paid-in
                                                            Shares Issued     Par Value        Expense         Capital
                                                            -------------   -------------   -------------   -------------
   Totals - Forwarded                                              17,000   $          --   $          --   $  22,987,000

Conversion of preferred stock into common stock
   at $1.25 to $1.75 per share less related costs:
   In 1996                                                          1,000              --              --       1,995,000
   In 1997                                                         15,000           1,000              --       2,131,000
Conversion of debt into common stock in 1996 at
   $0.25 per share                                                     --              --              --         369,000
Stock issued in settlement of a lawsuit in 1996 valued at
  $1.31 per share                                                      --              --              --          33,000
Conversion of Dr. Pandey's preferred stock and debt into
  common stock in 1997 at $0.0625 per share                         6,000              --              --       1,214,000
Other                                                                  --              --              --          16,000
Private placement at $0.05 per share                                4,000              --              --         559,000
Contribution to capital by stockholders of equity
   interest in Xechem India                                            --              --              --          79,000
Conversion of debt into common stock at
   $0.05 per share                                                  3,000              --              --         440,000
Return of capital to David Blech or his designees                      --              --              --        (261,000)
Sale of common stock in 1999 pursuant to Blech
   agreement at $0.01 per share                                    15,000           1,000              --         444,000
Conversion of debt due related parties in 1999 at
   $0.01 per share                                                 15,000              --              --         360,000
Stock issued to directors, employees and consultants
   in 1999 for services valued at $0.037 per share                  4,000              --              --         410,000
Capital arising from issuance of Class C Stock (Note 7):
   Series 4                                                            --              --              --         400,000
   Series 5                                                            --              --                              --
Net loss from inception to December 31, 1999                           --              --              --              --
                                                            -------------   -------------   -------------   -------------

   Balances At December 31, 1999 - Forward                         80,000   $       2,000   $          --   $  32,740,000

                                                            Deficit Accumulated
                                                                  During               Total
                                                               Development         Stockholders'
                                                                   Stage             [Deficit]
                                                            -------------------    -------------
   Totals - Forwarded                                       $                --    $  22,987,000

Conversion of preferred stock into common stock
   at $1.25 to $1.75 per share less related costs:
   In 1996                                                                   --        1,995,000
   In 1997                                                                   --        2,132,000
Conversion of debt into common stock in 1996 at
   $0.25 per share                                                           --          369,000
Stock issued in settlement of a lawsuit in 1996 valued at
  $1.31 per share                                                            --           33,000
Conversion of Dr. Pandey's preferred stock and debt into
  common stock in 1997 at $0.0625 per share                                  --        1,214,000
Other                                                                        --           16,000
Private placement at $0.05 per share                                         --          559,000
Contribution to capital by stockholders of equity
   interest in Xechem India                                                  --           79,000
Conversion of debt into common stock at
   $0.05 per share                                                           --          440,000
Return of capital to David Blech or his designees                            --         (261,000)
Sale of common stock in 1999 pursuant to Blech
   agreement at $0.01 per share                                              --          445,000
Conversion of debt due related parties in 1999 at
   $0.01 per share                                                           --          360,000
Stock issued to directors, employees and consultants
   in 1999 for services valued at $0.037 per share                           --          410,000
Capital arising from issuance of Class C Stock (Note 7):
   Series 4                                                                  --          400,000
   Series 5                                                           1,564,000        1,564,000
Net loss from inception to December 31, 1999                        (32,493,000)     (32,493,000)
                                                            -------------------    -------------

   Balances At December 31, 1999 - Forward                  $       (32,493,000)   $     249,000

  The Accompanying Notes are an Integral Part of these Consolidated Financial
                                  Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                                                  Common Stock
                                                         -----------------------------     Unearned        Additional
                                                           Number of                     Compensation        Paid-in
                                                         Shares Issued     Par Value        Expense          Capital
                                                         -------------   -------------   -------------    -------------
   Balances At December 31, 1999 - Forwarded                    80,000   $       2,000   $          --    $  32,740,000

Stock options exercised at $.01 per share                           --              --              --            4,000
Issuance of 1,500,000 options at $.01 per share
   with a FMV of $ .06 per share for services rendered              --              --              --           75,000
Conversion of Class C preferred stock to common
   Stock                                                        27,000           1,000              --           (1,000)
Conversion of debt to Stock of Common Stock
   at $0.01 per share                                            5,000              --              --          164,000
Private placement of Stock of Common Stock
   at $0.08 per share                                               --              --              --           80,000
Issuance of Common Stock at $0.096 per share
   for services rendered                                         1,000              --              --          107,000
Stock options exercised at $.01 per share with a
   FMV of $0.076 per share                                          --              --              --            5,000
Conversion of debt to Stock of Common Stock
   at $0.01 per share                                            1,000              --              --           22,000
Stock options exercised at $.01 per share                           --              --              --            1,000
Beneficial Conversion feature of notes payable                      --              --              --          286,000
Charge to operations resulting from Options
   granted to Directors, Consultants and Employees                  --              --              --          192,000
Unearned Stock Compensation Expense Related to
  Options granted to Directors, Consultants
   and Employees                                                    --              --        (406,000)         406,000
Increase in Equity Interest in Xechem India                         --              --              --           19,000
Net loss for year ended December 31, 2000                           --              --              --               --
                                                         -------------   -------------   -------------    -------------
   Balances At December 31, 2000 - Forward                     114,000   $       3,000   $    (406,000)   $  34,100,000

                                                         Deficit Accumulated
                                                                During              Total
                                                              Development       Stockholders'
                                                                 Stage            [Deficit]
                                                         -------------------    -------------
   Balances At December 31, 1999 - Forwarded             $       (32,493,000)   $     249,000

Stock options exercised at $.01 per share                                 --            4,000
Issuance of 1,500,000 options at $.01 per share
   with a FMV of $ .06 per share for services rendered                    --           75,000
Conversion of Class C preferred stock to common
   Stock                                                                  --               --
Conversion of debt to Stock of Common Stock
   at $0.01 per share                                                     --          164,000
Private placement of Stock of Common Stock
   at $0.08 per share                                                     --           80,000
Issuance of Common Stock at $0.096 per share
   for services rendered                                                  --          107,000
Stock options exercised at $.01 per share with a
   FMV of $0.076 per share                                                --            5,000
Conversion of debt to Stock of Common Stock
   at $0.01 per share                                                     --           22,000
Stock options exercised at $.01 per share                                 --            1,000
Beneficial Conversion feature of notes payable                            --          286,000
Charge to operations resulting from Options
   granted to Directors, Consultants and Employees                        --          192,000
Unearned Stock Compensation Expense Related to
  Options granted to Directors, Consultants
   and Employees                                                          --               --
Increase in Equity Interest in Xechem India                               --           19,000
Net loss for year ended December 31, 2000                         (1,971,000)      (1,971,000)
                                                         -------------------    -------------
   Balances At December 31, 2000 - Forward               $       (34,464,000)   $    (767,000)

  The Accompanying Notes are an Integral Part of these Consolidated Financial
                                  Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                                          Common Stock
                                                 -----------------------------      Unearned        Additional
                                                   Number of                      Compensation       Paid-in
                                                 Shares Issued     Par Value        Expense          Capital
                                                 -------------   -------------   -------------    -------------
   Balances At December 31, 2000 - Forwarded           114,000   $       3,000   $    (406,000)   $  34,100,000

Stock issued for services rendered                       2,000              --              --           68,000
Amortization of unearned stock compensation                 --              --         197,000               --
Stock options exercised at $.01 per share                   --              --              --            6,000
Beneficial Conversion feature of notes payable              --              --              --          216,000
Unearned Stock Compensation Expense Related to
   Options granted to Directors and Employees               --              --         (75,000)          76,000
Stock Options Granted to Consultants                        --              --              --           16,000
Stock issued for cancellation of indebtedness            1,000              --              --           15,000
Stock issued upon conversion of debentures               9,000           1,000              --           68,000
Net loss for year ended December 31, 2001                   --              --              --               --
                                                 -------------   -------------   -------------    -------------

   Balances At December 31, 2001                       126,000           4,000        (284,000)      34,565,000

Stock issued upon conversion of debentures
   at $.001 per share                                   44,000           1,000              --          188,000
Stock issued for services rendered
   at $.007 per share                                       --              --              --           10,000
Amortization of unearned stock compensation                 --              --          45,000               --
Beneficial conversion feature of notes payable          52,000              --          52,000
Stock issued upon conversion of debentures
   at $.001 per share                                   20,000           1,000              --           74,000
Amortization of unearned stock compensation                 --              --          44,000               --
Stock options issued at $.006/share:
   16,000,000 options                                       --              --        (160,000)         160,000
Amortization of stock options compensatory
   charge over service period                               --              --          40,000               --
Stock options exercised at $.006/share                   2,000              --              --           30,000
                                                 -------------   -------------   -------------    -------------

   Totals - Forward                                    192,000   $       6,000   $    (315,000)   $  35,079,000

                                                 Deficit Accumulated
                                                       During               Total
                                                     Development        Stockholders'
                                                        Stage             [Deficit]
                                                 -------------------    -------------
   Balances At December 31, 2000 - Forwarded     $       (34,464,000)   $    (767,000)

Stock issued for services rendered                                --           68,000
Amortization of unearned stock compensation                       --          197,000
Stock options exercised at $.01 per share                         --            6,000
Beneficial Conversion feature of notes payable                    --          216,000
Unearned Stock Compensation Expense Related to
   Options granted to Directors and Employees                     --            1,000
Stock Options Granted to Consultants                              --           16,000
Stock issued for cancellation of indebtedness                     --           15,000
Stock issued upon conversion of debentures                        --           69,000
Net loss for year ended December 31, 2001                 (1,744,000)      (1,744,000)
                                                 -------------------    -------------

   Balances At December 31, 2001                         (36,208,000)      (1,923,000)

Stock issued upon conversion of debentures
   at $.001 per share                                             --          189,000
Stock issued for services rendered
   at $.007 per share                                             --           10,000
Amortization of unearned stock compensation                       --           45,000
Beneficial conversion feature of notes payable
Stock issued upon conversion of debentures
   at $.001 per share                                             --           75,000
Amortization of unearned stock compensation                       --           44,000
Stock options issued at $.006/share:
   16,000,000 options                                             --               --
Amortization of stock options compensatory
   charge over service period                                     --           40,000
Stock options exercised at $.006/share                            --           30,000
                                                 -------------------    -------------

   Totals - Forward                              $       (36,208,000)   $  (1,438,000)

  The Accompanying Notes are an Integral Part of these Consolidated Financial
                                  Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                                                  Common Stock
                                                      -----------------------------      Unearned        Additional
                                                         Number of                     Compensation       Paid-in
                                                      Shares Issued     Par Value        Expense          Capital
                                                      -------------   -------------   -------------    -------------
   Totals - Forwarded                                       192,000   $       6,000   $    (315,000)   $  35,079,000

Beneficial conversion feature of debentures                      --              --              --          148,000
Record value of warrants issued                                  --              --              --          272,000
Beneficial conversion feature of notes payable                   --              --              --           35,000
Stock issued upon conversion of debentures
   at $.001 per share                                        95,000           3,000              --          318,000
Stock issued for services rendered
   at $.003 per share                                         7,000              --              --           60,000
Amortization of unearned stock compensation                      --              --          45,000               --
Amortization of beneficial conversion feature
   of notes payable                                              --              --              --          104,000
Amortization of stock options compensatory
   charge over service period                                    --              --          40,000               --
Stock issued upon conversion of debentures
   at $.0005 per share                                      362,000          11,000              --          533,000
Stock issued for services rendered
   at $.0007 per share                                        3,000              --              --            7,000
Amortization of unearned stock compensation                      --              --          32,000               --
Amortization of beneficial conversion feature
   of notes payable                                              --              --              --          662,000
Amortization of stock options compensatory
   charge over service period                                    --              --          40,000               --
Finders fee for convertible debt issuance                        --              --              --         (130,000)
Record debt discount on notes and debentures                     --              --              --        1,068,000
Cost incurred with stock options issued for service              --              --              --           18,000
Net loss for the year ended December 31, 2002                    --              --              --               --
                                                      -------------   -------------   -------------    -------------
   Balances At December 31, 2002 - Forward                  659,000   $      20,000   $    (158,000)   $  38,174,000

                                                      Deficit Accumulated
                                                            During               Total
                                                          Development        Stockholders'
                                                             Stage             [Deficit]
                                                      -------------------    -------------
   Totals - Forwarded                                 $       (36,208,000)   $ (1,438,000 )

Beneficial conversion feature of debentures                            --          148,000
Record value of warrants issued                                        --          272,000
Beneficial conversion feature of notes payable                         --           35,000
Stock issued upon conversion of debentures
   at $.001 per share                                                  --          321,000
Stock issued for services rendered
   at $.003 per share                                                  --           60,000
Amortization of unearned stock compensation                            --           45,000
Amortization of beneficial conversion feature
   of notes payable                                                    --          104,000
Amortization of stock options compensatory
   charge over service period                                          --           40,000
Stock issued upon conversion of debentures
   at $.0005 per share                                                 --          544,000
Stock issued for services rendered
   at $.0007 per share                                                 --            7,000
Amortization of unearned stock compensation                            --           32,000
Amortization of beneficial conversion feature
   of notes payable                                                    --          662,000
Amortization of stock options compensatory
   charge over service period                                          --           40,000
Finders fee for convertible debt issuance                              --         (130,000)
Record debt discount on notes and debentures                           --        1,068,000
Cost incurred with stock options issued for service                    --           18,000
Net loss for the year ended December 31, 2002                  (3,599,000)      (3,599,000)
                                                      -------------------    -------------
   Balances At December 31, 2002 - Forward            $       (39,807,000)   $  (1,771,000)

  The Accompanying Notes are an Integral Part of these Consolidated Financial
                                  Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                                                  Common Stock
                                                         -----------------------------       Unearned        Additional
                                                           Number of                      Compensation        Paid-in
                                                         Shares Issued     Par Value         Expense          Capital
                                                         -------------   -------------    -------------    -------------
   Balances At December 31, 2002 - Forwarded                   659,000   $      20,000    $    (158,000)   $  38,174,000

Effect of Reverse Stock Split                                       --         (19,000)              --           19,000
Stock issued upon conversion of notes at an average of
   $.0002 per share                                            422,000              --               --          254,000
Stock issued upon conversion of notes at an average
   of $.00006 per share                                        972,000              --               --          171,000
Stock issued upon conversion of notes & debentures
   at $.000025 per share                                     1,091,000              --               --           84,000
Stock issued upon conversion of notes at an average
   of $.06 per share                                           789,000              --               --           47,000
Stock issued upon conversion of notes at an average
   of $.055 per share                                           63,000              --               --            3,000
Stock issued upon conversion of notes at an average
   of $.03 per share                                        10,673,000              --               --          320,000
Stock issued upon conversion of notes at an average
   of $.0025 per share                                      49,571,000              --               --          125,000
Amortization of unearned stock compensation                         --              --          158,000               --
Fair value of Stock to be issued in conjunction
   with loans                                                       --              --               --           78,000
Fair value of Stock to be issued in conjunction
   with consulting                                                  --              --               --           25,000
Issuance of warrants                                                --              --               --        2,647,000
Beneficial conversion feature of loans                              --              --               --           70,000
Net loss for the year ended December 31, 2003                       --              --               --               --
                                                         -------------   -------------    -------------    -------------
   Balances At December 31, 2003 - Forward                  64,240,000   $       1,000    $          --    $  42,017,000

                                                         Deficit Accumulated
                                                               During               Total
                                                             Development        Stockholders'
                                                                Stage             [Deficit]
                                                         -------------------    -------------
   Balances At December 31, 2002 - Forwarded             $       (39,807,000)   $  (1,771,000)

Effect of Reverse Stock Split                                             --               --
Stock issued upon conversion of notes at an average of
   $.0002 per share                                                       --          254,000
Stock issued upon conversion of notes at an average
   of $.00006 per share                                                   --          171,000
Stock issued upon conversion of notes & debentures
   at $.000025 per share                                                  --           84,000
Stock issued upon conversion of notes at an average
   of $.06 per share                                                      --           47,000
Stock issued upon conversion of notes at an average
   of $.055 per share                                                     --            3,000
Stock issued upon conversion of notes at an average
   of $.03 per share                                                      --          320,000
Stock issued upon conversion of notes at an average
   of $.0025 per share                                                    --          125,000
Amortization of unearned stock compensation                               --          158,000
Fair value of Stock to be issued in conjunction
   with loans                                                             --           78,000
Fair value of Stock to be issued in conjunction
   with consulting                                                        --           25,000
Issuance of warrants                                                      --        2,647,000
Beneficial conversion feature of loans                                    --           70,000
Net loss for the year ended December 31, 2003                     (3,828,000)      (3,828,000)
                                                         -------------------    -------------
   Balances At December 31, 2003 - Forward               $       (43,635,000)   $  (1,617,000)

  The Accompanying Notes are an Integral Part of these Consolidated Financial
                                  Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                                              Common Stock
                                                     -----------------------------      Unearned       Additional
                                                        Number of                     Compensation      Paid-in
                                                         Shares        Par Value        Expense         Capital
                                                     -------------   -------------   -------------   -------------
   Balances At December 31, 2003 - Forwarded            64,240,000   $       1,000             $--   $  42,017,000

During the 1st quarter of 2004, Stock issued upon
   conversion of notes at an average of $.0025
   per share                                           185,886,000           2,000              --         461,000
In March 2004 Stock issued pursuant to private
   placement for cash at $.07 per share                  9,143,000              --              --         640,000
In March 2004 Stock issued for services rendered
   at an average of $.12 per share                         200,000              --              --          24,000
In January 2004 Stock issued for services rendered
   and charged in prior year                               200,000              --              --              --
Stock of Preferred Class C issued for Ceptor
   purchase                                                     --              --              --       4,760,000
Beneficial conversion feature of loan                           --              --              --       1,500,000
Capitalization of deferred finance charges                      --              --              --       2,065,000
Stock sale by CepTor                                            --              --              --       9,135,000
Net loss for the year ended December 31, 2004                   --              --              --              --
                                                     -------------   -------------   -------------   -------------

   Balances At December 31, 2004                       259,669,000   $       3,000   $          --   $  60,602,000

Beneficial conversion feature of loan                           --              --              --       3,986,000

Shares issued upon conversion of notes @
  $  .005 - $ .0075 per share                           99,500,000           1,000              --         775,000

Shares issued for services rendered
   @ $.013 per share                                    10,000,000              --              --         130,000
                                                     -------------   -------------   -------------   -------------

   Totals - Forward                                    369,169,000   $       4,000   $          --   $  65,493,000

                                                     Deficit Accumulated
                                                            During              Total
                                                         Development        Stockholders'
                                                            Stage             [Deficit]
                                                     -------------------    -------------
   Balances At December 31, 2003 - Forwarded         $       (43,635,000)   $  (1,617,000)

During the 1st quarter of 2004, Stock issued upon
   conversion of notes at an average of $.0025
   per share                                                          --          463,000
In March 2004 Stock issued pursuant to private
   placement for cash at $.07 per share                               --          640,000
In March 2004 Stock issued for services rendered
   at an average of $.12 per share                                    --           24,000
In January 2004 Stock issued for services rendered
   and charged in prior year                                          --               --
Stock of Preferred Class C issued for Ceptor
   purchase                                                           --        4,760,000
Beneficial conversion feature of loan                                 --        1,500,000
Capitalization of deferred finance charges                            --        2,065,000
Stock sale by CepTor                                                  --        9,135,000
Net loss for the year ended December 31, 2004                (17,606,000)     (17,606,000)
                                                     -------------------    -------------

   Balances At December 31, 2004                     $       (61,241,000)   $    (636,000)

Beneficial conversion feature of loan                                 --        3,986,000

Shares issued upon conversion of notes @
  $  .005 - $ .0075 per share                                         --          776,000

Shares issued for services rendered
   @ $.013 per share                                                  --          130,000
                                                     -------------------    -------------

   Totals - Forward                                  $       (61,241,000)   $   4,308,000

  The Accompanying Notes are an Integral Part of these Consolidated Financial
                                  Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                                         Common Stock
                                                 -----------------------------      Unearned      Additional
                                                   Number of                     Compensation       Paid-in
                                                 Shares Issued     Par Value        Expense         Capital
                                                 -------------   -------------   -------------   -------------
   Totals - Forward                                369,169,000   $       4,000   $          --   $  65,493,000

Shares issued to Sickle Cell Advisory
  Board @ $ .013 per share                           4,000,000              --              --          52,000

Net loss for the year ended Dec. 31, 2005                   --              --                              --
                                                 -------------   -------------   -------------   -------------

   Balances At December 31, 2005                   373,169,000   $       4,000   $          --   $  65,545,000
                                                 =============   =============   =============   =============

Beneficial conversion feature of loan                       --              --              --         685,000

Shares issued upon conversion of
   notes @ $.0025 - $.0075 per share               507,475,000           5,000              --       2,472,000

Net loss for the 3 months ended March 31, 2006              --              --
                                                 -------------   -------------   -------------   -------------

   Balances At March 31, 2006                      880,644,000   $       9,000   $          --   $  68,702,000
                                                 =============   =============   =============   =============

                                                 Deficit Accumulated
                                                       During              Total
                                                     Development        Stockholders'
                                                        Stage            [Deficit]
                                                 -------------------    -------------
   Totals - Forward                              $       (61,241,000)   $   4,308,000

Shares issued to Sickle Cell Advisory
  Board @ $ .013 per share                                        --           52,000

Net loss for the year ended Dec. 31, 2005                (10,039,000)     (10,039,000)
                                                 -------------------    -------------

   Balances At December 31, 2005                 $       (71,280,000)   $  (5,731,000)
                                                 ===================    =============

Beneficial conversion feature of loan                             --          685,000

Shares issued upon conversion of
   notes @ $.0025 - $.0075 per share                              --        2,477,000

Net loss for the 3 months ended March 31, 2006            (1,792,000)      (1,792,000)
                                                 -------------------    -------------

   Balances At March 31, 2006                    $       (73,072,000)   $  (4,361,000)
                                                 ===================    =============

  The Accompanying Notes are an Integral Part of these Consolidated Financial
                                  Statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                Cumulative from
                                                                                                                 March 15, 1990
                                                                                                               (date of inception)
                                                                            Three Months ended March 31,          to March 31,
                                                                          --------------------------------    --------------------
                                                                               2006              2005                  2006
Cash flows from operating activities:
    Net loss                                                              $   (1,792,000)   $   (5,353,000)   $        (73,072,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Share of Net loss from unconsolidated affiliate                                 --         3,358,000              13,587,000
      Depreciation                                                                19,000            18,000               1,389,000
      Amortization                                                                17,000            13,000               1,030,000
      Amortization of debt discount and beneficial
           conversion features                                                 2,571,000           590,000               9,898,000
      Amortization of warrants issued                                                 --                --                 215,000
      Value of stock and stock options issued                                         --                                   708,000
      Unearned compensation                                                           --                                   284,000
      Interest and compensation expense in connection
        with issuance of equity securities                                            --                                19,036,000
      Write down of inventories                                                       --                --               1,344,000
      Write down of patents                                                           --                --                 517,000
      Loss on investment in related party                                             --                --                  89,000
     Amortization of deferred consulting charge                                       --                --               1,330,000
     Gain from Sale of  Affiliate's Stock                                             --                                (2,930,000)

    Changes in operating assets and liabilities (Increase) decrease in:
        Accounts receivable                                                           --            (1,000)                (67,000)
        Inventories                                                                   --                --              (1,339,000)
        Prepaid expenses and other current assets                                (29,000)         (116,000)                (42,000)
        Other                                                                     (3,000)               --                 (23,000)
      Increase (decrease) in:
        Accounts payable                                                        (152,000)          123,000                 617,000
        Other current liabilities                                                     --            (1,000)                (35,000)
        Accrued expenses                                                        (226,000)          172,000               1,105,000
                                                                          --------------    --------------    --------------------
Net cash flows from (used in) operating activities - Forward:                    405,000        (1,197,000)            (26,359,000)
                                                                          --------------    --------------    --------------------


Cash flows from (used in) investing activities:
    Patent issuance costs                                                             --                --                (548,000)
    Purchases of equipment and leasehold improvements                           (136,000)         (554,000)             (3,299,000)
    Return of Investment in unconsolidated affiliate                                  --           916,000               3,669,000
    Other                                                                             --          (200,000)                 (7,000)
                                                                          --------------    --------------    --------------------
Net cash flows from (used in) investing activities - Forward:                   (136,000)          162,000                (185,000)
                                                                          --------------    --------------    --------------------

  The Accompanying Notes are an Integral Part of these Consolidated Financial
                                  Statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                                                                      Cumulative from
                                                                                                      March 15, 1990
                                                                                                    (date of inception)
                                                                  Three Months ended March 31,         to March 31,
                                                                --------------------------------    -------------------
                                                                       2006               2005                2006
Net cash flows from (used in) operating activities -
    Forwarded                                                   $   405,000.00    $(1,197,000.00)   $    (26,359,000.00)
                                                                --------------    --------------    -------------------
Net cash flows from (used in) investing activities -
    Forwarded                                                         (136,000)          162,000               (185,000)
                                                                --------------    --------------    -------------------
Cash flows from (used in) financing activities:
    Proceeds from related party loans                                       --                --              2,647,000
    Proceeds from notes payable and convertible notes                  550,000         1,568,000             11,776,000
    Proceeds from short term loans                                          --                --              4,271,000
    Capital contribution                                                    --                --                 95,000
    Net payments on capital leases                                     (10,000)          (11,000)               (92,000)
    Payments on interim loans                                               --                --               (808,000)
    Payments on notes payable - others                              (1,000,000)               --             (3,348,000)
    Payments on stockholder loans                                           --                --               (773,000)
    Proceeds from issuance of capital stock                                 --                --             12,914,000
                                                                --------------    --------------    -------------------

    Net cash flows from financing activities:                         (460,000)        1,557,000             26,682,000
                                                                --------------    --------------    -------------------

    Net change in cash                                                (191,000)          522,000                138,000
Cash, beginning of periods                                             329,000           342,000                     --
                                                                --------------    --------------    -------------------
Cash, end of periods                                            $      138,000    $      864,000    $           138,000
                                                                ==============    ==============    ===================

Supplemental disclosures of cash flow information: Cash paid during the periods for:
      Interest paid - related party                             $       15,000    $       13,000    $           425,000
      Interest paid - other                                     $    1,207,000    $           --    $         1,933,000
      Taxes                                                     $           --    $           --    $                --

Supplemental disclosures of Non-cash financing and investing activities in 2005 and 2004:

   Net assets of Xechem India contributed to capital and
    minority interest                                           $           --    $           --    $           118,000
   Liabilities exchanged for preferred and common stock         $           --    $           --    $         1,270,000
   Equipment purchased through financing                        $           --    $           --    $           134,000
   Securities issued as payment on related party note           $           --    $           --    $            20,000
   Common stock  issued upon conversion of debentures, notes
       and related accrued interest                             $    2,477,000                --    $         2,477,000
   Convertible notes refinanced by notes payable                $           --    $           --    $           367,000
   Warrants Issued                                                          --                --                193,000
   Warrants Issued for services                                             --                --              1,330,000
   Beneficial Conversion Features to financing agreements       $    2,571,000    $      590,000    $         4,502,000
   Common stock of subsidiary issued in conjunction with
      financing agreement                                       $           --    $           --    $        16,662,000
   Preferred Stock issued in Ceptor acquisition                 $           --    $           --    $         4,760,000
  Assets acquired & Liabilities assumed in Asset acquisition:
       Long Term Debt                                           $           --    $           --    $           275,000
       Prepaid Expenses                                         $           --    $           --    $            18,000
       Accrued Expenses                                         $           --    $           --    $            36,000

  The Accompanying Notes are an Integral Part of these Consolidated Financial
                                  Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[1] Significant Accounting Policies

The accompanying consolidated financial statements have been prepared assuming Xechem International, Inc. and its subsidiaries Xechem, Inc., Xechem Laboratories, Inc., XetaPharm, Inc., Xechem (India) Pvt. Ltd., Xechem UK, Ltd., and Xechem Pharmaceuticals Nigeria Ltd. will continue as a going concern. We have suffered recurring losses from operations and have a net working capital deficiency that raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Significant accounting policies and other matters relating to us and our wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc., XetaPharm, Inc, Xechem (India) Pvt. Ltd., Xechem UK, Ltd., and Xechem Pharmaceuticals Nigeria Ltd. are set forth in the financial statements for and as of the year ended December 31, 2005 included in our Form 10-KSB, as filed with the Securities and Exchange Commission.

[2] Basis of Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (of a normal recurring nature) which are considered necessary to make the interim financials not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-KSB for the year ended December 31, 2005. The results of operations for the three month period ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for a full year.

As a result of our net losses through December 31, 2005 and accumulated deficit since inception, our auditors, in their report on our financial statements for the year ended December 31, 2005, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of March 31, 2006.

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

[3] Going Concern

At present, substantially all of the resources and attention of the Company are being directed toward efforts to launch our drug NICOSAN(TM)/HEMOXIN(TM) (formerly named NIPRISAN), which has shown efficacy in the treatment of Sickle Cell Disease. Xechem plans to launch the drug in Nigeria through its majority owned subsidiary, Xechem Pharmaceuticals Nigeria Ltd. Xechem Nigeria is in the process of constructing a manufacturing facility on the outskirts of Abuja, Nigeria to produce the drug. Simultaneously, the Company plans to embark upon the stringent U.S. FDA approval process, which includes conducting pre-clinical and clinical trials in the United States in anticipation of the sale of the drug in this country. Substantial cash expenditures over a considerable period of time will be required to successfully launch NICOSAN(TM)/HEMOXIN(TM) and fund the cost of the clinical trials, and the Company is in the process of identifying potential sources of financing, including loans and equity infusions, that will allow it to accomplish these objectives. There can be no assurance that the necessary funds will be obtained or that the drug will be successfully launched in Nigeria or the United States.

In order to meet these cash needs, we have entered into the following recent financing agreements:

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

(2)   The agreement with Alembic Limited was restructured in December 2005 (See
Note 7D). In accordance with the terms of the loan, in January 2006, from the proceeds from the BMS settlement, $1,000,000 of principal and $190,700 of accrued interest was paid. The remaining principal balance of $2,000,000 due on the Alembic Promissory Note, together with unpaid interest, is due and payable December 31, 2006.


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

(4) In the period from January 1, 2006 through March 31, 2006, holders of Xechem debt converted Xechem debt (in the form of principal and interest) in the aggregate amount of $2,477,000 ($2,329,000 of which is principal and $148,000 of which is interest) into 507,475,000 shares of Xechem's common stock (exercised at conversion rates between $0.0025 - $0.0075 per share). Subsequently, in the period from April 1, 2006 through April 21, 2006, holders of Xechem debt converted Xechem debt (in the form of principal and interest) in the aggregate amount of $191,000 ($189,000 of which is principal and $2,000 of which is interest) into 76,571,460 shares of Xechem's common stock (exercised at conversion rates between $0.0025 - $0.0075 per share). The total conversions from January 1, 2006 through April 21, 2006 represented approximately 61% of Xechem's then issued and outstanding stock.

(5) Through April 21, 2006, Xechem received convertible loans totaling $680,000 from Ms. Chassman and $25,000 from a related party. The notes for these loans are currently in negotiation and will include an interest rate, conversion to common stock features and with due dates of six months to two years.

(6) Xechem is negotiating to obtain a $3,000,000 to $4,000,000 convertible loan with Ms. Chassman and certain other investors. The convertible loans are expected to bear interest rate at 8%, will be convertible into shares of common stock at a conversion price to be determined, and mature in December 31, 2007. The Company shall also issue to the investors five year warrants to purchase shares of common stock equal to the initial conversion price. The closing of the funding by the investors shall be dependent upon the negotiation of mutually agreeable definitive documentation. This loan is subject to approval by the board of directors, which approval may not be granted, in which case the funding may not occur.

(7) It is anticipated that sales of our product NICOSAN(TM), a sickle cell drug, will commence in Nigeria in the second or third quarter of 2006. Initially, it is not anticipated that revenues will be significant but they should help in covering the costs of the operation.

We expect to continue our development efforts with respect to antifungal, anticancer, antiviral (including anti-AIDS) and anti-inflammatory compounds, as well as antiaging and memory enhancing compounds. Although we do not expect product revenues from these sources in 2006, we anticipate that these development activities may allow us to enter into more favorable licensing and/or investment arrangements.

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

[5] Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates, jointly owned companies and other investees in which the Company owns 20% to 50% interest and or exercises significant influence are carried at cost or equity, adjusted for the company's proportionate share of their undistributed earnings or losses.

[6] Note Payable Bank

Note payable bank at March 31, 2006 totaled $55,000. This loan has been collateralized by all tangible assets including accounts receivable. The $55,000 loan represented borrowings against a $60,000 line-of-credit at an interest rate of 9.75% as of March 31, 2006 from the Bank of New York. The line-of-credit renews annually.

[7] Notes Payable

Notes Payable consists of the following:                              March 31,
                                                                         2006

Secured Notes Payable (A)                                           $   124,000
Unsecured Loan (B)                                                    1,022,000
Unsecured Loan (C)                                                    1,000,000
Alembic Ltd (D)                                                       2,000,000
Others-Non-Related Parties (E)                                           65,000
Unsecured Loan (F)                                                      585,000
Less Debt Discount                                                   (1,589,000)
                                                                    -----------
Total Notes Payable                                                   3,207,000
Less Current Portion                                                  2,065,000
                                                                    -----------
Total Long Term Notes Payable                                       $ 1,142,000
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

On September 30, 2005, the parties entered into an amendment to the Term Sheet (the "Amended Term Sheet"). Under the terms of the Amended Term Sheet, the price of converting this note into shares of common stock was reset from $.015 per share to $.0025 - $.0075 per share. The intrinsic value of the beneficial conversion feature of $3,793,000 was allocated to paid-in capital.

In December 2005, $318,000 in principal and $230,000 in accrued interest was converted into 99,500,000 shares of Common Stock. In the three months ended March 31, 2006, $692,000 in principal and $25,000 in accrued interest was converted into 106,120,660 shares of common stock. At March 31, 2006 we have a balance of $124,000 from this loan and $4,000 in accrued interest. The due date on this loan is April 2007.

(B) In the first quarter 2005, we received a loan of $3,800,000 from Chassman. On June 17, 2005 Ceptor purchased/redeemed 2,886,563 shares of Ceptor common stock from Xechem, at $0.80 per share for an aggregate purchase price of $2,309,250. We used a portion of the proceeds ($1,616,171) to pay and satisfy in full the total bridge loan principal ($1,567,639) and pay interest ($48,532) due under the Bridge Notes. We also used a portion of the proceeds ($141,168) to reduce the Chassman unsecured loan of $2,800,000 to $2,659,000. In December 2005, $35,000 was advanced to the company by Chassman. At December 31, 2005 we had a balance of $2,659,000 from this loan and recorded $59,000 in accrued interest. In the three months ended March 31, 2006, $1,637,000 in principal and $124,000 in accrued interest was converted into 401,576,310 shares of common stock (exercised at conversion rates between $.0025 - $.005 per share). At March 31, 2006, we have a balance of $1,022,000 from this loan and $28,000 in accrued interest. This agreement has not been signed in its final form; however, the Company and the Investor do not anticipate any material differences from the facts stated above. The due date on this loan is April 2007.

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

For each $100,000 of the first $1,000,000 of notes funded, the Company agreed to issue 1,500,000 shares of its $0.00001 per value per share common stock to the investor funding same for the aggregate issuance of 15,000,000 shares. The intrinsic value of the beneficial conversion feature of $194,000 was allocated to paid in capital. To date, these shares have not been issued.

The notes are convertible into the Company's common stock. Prior to February 1, 2006, the notes and accrued interest were convertible at the rate of $0.05 per share. From February 1, 2006 and thereafter, the notes and accrued interest are convertible at the rate of $0.005 per share. The intrinsic value of the beneficial conversion of $540,000 has been allocated to paid in capital. As of March 31, 2006, we have a balance of $1,000,000 from this loan and $41,600 in accrued interest.

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

On December 22, 2005, Xechem and Alembic agreed to terminate the Old Note and enter into the New Note. Pursuant to the terms of the New Note, Xechem agreed to repay Alembic in full the outstanding principal and interest remaining from the New Note as follows: $1,000,000 to be paid on or before January 31 2006 (the "Initial Payment"), with the balance (the "Remaining Balance") due on or before December 31, 2006. Furthermore, for every month beginning July 2006, in which any portion of the New Note remains unpaid, Xechem agreed to pay to Alembic as additional consideration the sum of $16,600, for a total of up to $99,600. Notwithstanding the foregoing, if Xechem increases its Initial Payment to $1,500,000, then the $16,600 monthly additional consideration payment will be reduced to $12,500. The New Note continues to bear interest at the rate of 8%. Unlike the Old Note, the New Note is not convertible into shares of Xechem's common stock.

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

At December 31, 2005 we had a balance of $3,000,000 from this loan and $175,400 in accrued interest. In January 2006, from the proceeds received from the BMS settlement, $1,000,000 of principal and $190,700 of accrued interest was paid. As of March 31, 2006, we have a balance of $2,000,000 in principal and $29,800 in accrued interest.

E) In 2005 and cumulatively, five non-related parties loaned to the Company a total of $50,000 and $65,000, respectively, for six months to one year with an interest rate of 8% - 12%. The individuals also received five year stock options to purchase a total of 1,900,000 shares of common stock at $.01 per share. At March 31, 2006, accrued interest totaled $8,000.

F) In December 2005 and the three months ended March 31, 2006, the Company received convertible loans totaling $585,000 from Ms. Chassman. The notes for the loans are currently in negotiation and will include a interest rate, conversion to common stock feature and with due dates of one year to two years. Anticipating a successful conclusion of these notes, have accrued interest of $3,300 as of March 31, 2006.

[8] Notes Payable to Related Parties

During the three months ended March 31, 2006, we made no payments to reduce the outstanding December 31, 2005 principal of $1,249,000. In the period from January 1, 2006 through May 5th, 2006, the Company's CEO agreed to deliver a series of Convertible Debt instruments in the aggregate principal amount of approximately $687,138, together with warrants, subject to board approval, which approval has not yet been granted. It is anticipated that the notes will bear interest at the rate of 8% -12 %, and be convertible into shares of common stock at a rate from $0.005 to $0.0253, for a total conversion of approximately 109,379,842 shares (excluding interest conversion figures). The Company also anticipates issuing to these lenders warrants to purchase 36,050,000 shares of our common stock, exercisable from $0.005 to $0.0253 per share, as part of the consideration for the funding of the loans. The monies were advanced by the lenders in anticipation of receipt of the board approval. In each case, the proposed lenders are believed to be "accredited investors" and/or "sophisticated investors" not affiliated with us unless otherwise noted, and funding the monies with an investment intent, and not with a view toward distribution. Of the proposed lenders, 4 of the 9 are relatives of an affiliate, and all have had preexisting relationships with us. We expect that the issuance of the above securities will be issuable pursuant to exemptions under Section 4(2) of the Securities Act or Regulation D promulgated thereunder. There will be no commissions payable in connection with any of the proposed placements. As of March 31, 2006, we had accrued interest totaling $6,300 and $244,000 for the quarter and cumulatively, to related parties.

Notes Payable - Related Party consists of the following:
                                                                       As of
                                                                  March 31, 2006
                                                                  --------------
Loans Payable - Dr. Renuka Misra                                  $      448,000
Loans Payable - Beverly Robbins                                          390,000
Loans Payable - Xechem China                                             140,000
Loans Payable - Employee                                                  10,000
Loans Payable - Dr. Pandey                                               125,000
Loans Payable - Family Members of Dr. Pandey                             136,000
                                                                  --------------

Total Notes Payable                                               $    1,249,000
Less Current Portion                                                     984,000
                                                                  --------------

        Total Long-Term Notes Payable                             $      265,000
                                                                  ==============

[9] Legal Proceedings

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

[10] Net Income (Loss) Per Share

Net income (loss) per share is presented under SFAS No. 128 "Earnings Per Share." Under SFAS No. 128, basic net income (loss) per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. Under SFAS No. 128, diluted net income per share is computed by dividing net income available to common stock shareholders by the weighted average share of common stock outstanding for the period and including dilution that would occur upon the exercise of conversion of all dilutive securities into common stock. As of March 31, 2006, the potentially dilutive securities totaled approximately 1.744 billion shares of common stock.

[11] Stock Options and Warrants

Options - During the three months ended March 31, 2006 and 2005, 32,626,000 and 0 options were granted, respectively.

Warrants - During the three months ended March 31, 2006 and 2005, warrants for 0 and 52.3 million shares were granted, respectively.

[12] Common Stock

In the three months ended March 31, 2006, the Company issued 507,696,970 shares of Common Stock upon conversion by holders of Xechem debt (in the form of principal and interest) into Common Stock at conversion rates between $.0025 - $.0075 per share.

[13] Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123-R "Share-Based Payment" using the modified prospective method. SFAS No. 123-R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting SFAS No. 123-R, the Company recognized compensation cost for all share-based payments granted after January 1, 2006, plus any awards granted to employees prior to January 1, 2006 that remain unvested at that time. Under this method of adoption, no restatement of prior periods is made.

Prior to January 1, 2006 the Company recognized the cost of employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued Employees" (APB
25). APB 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for substantially of all the Company's equity based awards was measured under APB 25 on the date the shares were granted. Under APB 25, no compensation expense was recognized for stock options.

There was no stock based compensation expense related to stock options during the fiscal first quarter of 2006 as no options were granted nor did any options vest during the three months period. There was no recognized tax benefits during the quarter ended March 31, 2006.

During the fiscal first quarter of 2005 had the cost of employee services received in exchange for equity instruments been recognized based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R, the Company's net income and earnings per share would have been impacted as shown in the following table:

                                                     Three Months Ended
                                                          March 31,
                                                    2006               2005
                                               --------------    --------------

Net Income (loss), as reported                 $   (1,792,000)      $(6,405,00)

Stock-based employee
compensation expense under fair
    value method, net of
    related tax effects                                     0                 0
                                               --------------    --------------
Pro forma net income (loss)                    $   (1,792,000)   $   (6,405,000)
                                               ==============    ==============

Income (loss) per share:
        Basic, as reported                     $        (0.00)   $        (0.03)
        Basic, pro forma                       $        (0.00)   $        (0.03)
                                               ==============    ==============

The historical pro-forma impact of applying the fair value method prescribed by SFAS No. 123-R is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

[14] New Authoritative Pronouncements

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

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 provides the framework for fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishing a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 further amends FASB 140 to eliminate the prohibition of a qualifying special-purpose entity's holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance in SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and which concentration of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for financial instruments acquired or issued after the beginning of any entity's first fiscal year that begins after September 15, 2006. SFAS 155 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2006, FASB issued Statement No. 156 ("FASB 156"), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. FASB 156 requires the recognition of a servicing asset of servicing liability under certain circumstances when an obligation to service a financial asset by entering into a service contract. FASB 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. FASB 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. FASB 156 is not expected to have a material effect on the Company's consolidated financial statements.

[15] Subsequent Events

In the period April 1, 2006 through April 21, 2006, holders of 918 shares of Xechem Class C Series 7 preferred stock converted into 4,594,269 shares of common stock. Also, in the period from April 1, 2006 through April 21, 2006, holders of Xechem debt converted Xechem debt (in the form of principal and interest) in the aggregate amount of $191,000 ($189,000 of which is principal and $2,000 of which is interest) into 76,571,460 shares of Xechem's common stock (exercised at conversion rates between $0.0025 - $0.0075 per share).

[16] Subsequent Subsequent Events

In the period April 22, 2006 through May 5th, 2006, a holder of Xechem debt converted Xechem debt (in the form of principal and accrued interest) in the aggregate amount of $321,000 ($320,000 of which is principal and $1,000 of which is interest) into 128,426,296 shares of Xechem's common stock (exercised at a conversion rate of $.0025 per share).

In the period April 22, 2006 through May 5, 2006, a holder of 647 shares of Xechem Class C Series 7 preferred stock converted into 3,235,404 shares of common stock.

Item 2.        Management's Discussion and Analysis.

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Overview
--------

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

Results of Operations
---------------------

The Three months Ended March 31, 2006 vs. The Three months Ended March 31, 2005

The following table sets forth certain statement of operations data for the cumulative period from inception (March 15, 1990) to March 31, 2006 and for each of the three months ended March 31, 2006 and March 31, 2005.

                                                                                      Cumulative
                                                       Three months Ended            Inception to
                                                          March 31,                    March 31,
                                                     2006              2005              2006
                                                        (in thousands)
Revenue                                        $            1    $            1    $        2,122
Research and Development Expense               $          356    $          222    $       15,008
General and Administrative Expenses            $        2,058    $          980    $       26,310
Writedown of Inventory And Intangibles         $           --    $           --    $        1,861
Loss from Operations                           $       (2,413)   $       (1,201)   $      (41,057)
Other Income (Expense)                         $          621    $       (4,152)   $      (34,651)
Net Loss before Income Taxes                   $       (1,792)   $       (5,353)   $      (75,708)
Income Tax Benefit                             $           --               $--    $        2,636
Net Loss before Income Taxes                   $       (1,792)   $       (5,353)   $      (73,072)

Revenue
-------

We had revenues of $1,000 for the three months ended March 31, 2006 and March 31, 2005. This represents the product sales by our subsidiary Xetapharm, Inc.

Research and Development
------------------------

Our research and development expenditures have been directed primarily toward the development of our new Sickle Cell treatment drug NICOSAN(TM)/HEMOXIN(TM), which is being developed by our wholly-owned subsidiary, Xechem Nigeria. Our research and development expenditures are also made in conjunction with the development of compounds to make niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection.

In the three months ended March 31, 2006, our research and development expenditures increased by $134,000 to $356,000. In the three months ended March 31, 2006, our costs associated with the development of our Sickle Cell Disease drug NICOSAN(TM) totaled $242,000, an increase of $132,000, as compared to the same period for 2005. Other major expenses for the three months ended March 31, 2006 were: (a) salaries and wages of our research personnel which were approximately $57,000 for the three months ended March 31, 2006, as compared to approximately $64,000 for the three months ended March 31, 2005; (b) repairs and maintenance was $21,000 for the three months ended March 31, 2006 as compared to $28,000 for the three months ended March 31, 2005; (c) purchase discount was $0 for the three months ended March 31, 2006 as compared to $17,000 for the three months ended March 31, 2005; and (d) other fees decreased $6,000 from $7,000 for the three months ended March 31, 2005 to $1,000 for the three months ended March 31, 2006

We anticipate expenses to increase for the latter part of 2006 with our proposed launching of NICOSAN(TM) in Nigeria and the clinical testing and trials of HEMOXIN(TM) in the United States. In order to pursue these activities, we must obtain additional financing. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

General and Administrative
--------------------------

General and administrative expenses increased by $1,078,000 or 1.10% to $2,058,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The increase was primarily due to legal costs of approximately $1,485,000 paid as part of the Xechem, Inc. and Xechem International, Inc. vs. Bristol-Myers Squibb Company, 03 C 1920 lawsuit settlement. In return for Xechem's full release of all claims that were or could have been asserted against BMS in connection with the case, BMS agreed to pay us $4,200,000 and further agreed to release us from all claims BMS could have asserted against us in the case. Legal fees and costs totaled approximately $1,485,000.

The other major expenses for the three months ended March 31, 2006 were: (a) salaries and wages of approximately $257,000 a decrease of approximately $43,000 or 14% as compared to 2005; (b) consulting fees which decreased to $8,000 for the three months ended March 31, 2006 as compared to $92,000 for the three months ended March 31, 2005; (c) rent expense decreased $13,000 from $59,000 for the three months ended March 31, 2005 to $46,000 for the three months ended March 31, 2006; (d) legal fees totaled $73,000 in 2005, as compared to $69,000 in 2004, an increase of $4,000; (e) directors and officers insurance decreased $9,000 from $35,000 for the three months ended March 31, 2005 to $26,000 for the three months ended March 31, 2006; (f) medical and property insurance decreased $17,000 from $45,000 for the three months ended March 31, 2005 to $28,000,000 for the three months ended March 31, 2006; (g) advertising expense increased approximately $6,000 from $3,000 for 2005 as compared to $9,000 in 2006; (h) private placement cost totaled $0 in 2006, as compared to $157,000 in 2005; (i) accounting fees decreased approximately $42,000 from $57,000 in 2005 to $15,000 in 2006; (j) travel expenses decreased approximately $23,000 from $60,000 in 2005 to $37,000 in 2006; (k) professional services decreased $8,000 from $10,000 in 2005 to $2,000 in 2006; (l) utilities and office expenses decreased approximately $1,000 from $20,000 in 2005 to $19,000 in 2006; and (m) other expenses decreased $21,000 from $73,000 for the three months ended March 31, 2005 to $52,000 for the three months ended March 31, 2006.

Interest expense for non-related parties equaled approximately $3,556,000 for the three months ended March 31, 2006, an increase of approximately $2,798,000 as compared to the three months ended March 31, 2005. The increase in expense was the result of additional debt incurred in 2005 and approximately $2,571,000 was non-cash in nature due to borrowings evidenced by debentures and notes and the beneficial conversion feature of said debentures. Interest expense for related parties was approximately $23,000 for the three months ended March 31, 2006 as compared to $13,000 for the three months ended March 31, 2005 due to increased indebtedness. For the three months ended March 31, 2006, we had $4,200,000 of other income, as compared of $23,000 of other expense for the three months ended March 31, 2005, which was a result of Xechem, Inc. and Xechem International, Inc. vs. Bristol-Myers Squibb Company, 03 C 1920 lawsuit settlement. In return for Xechem's full release of all claims that were or could have been asserted against BMS in connection with the case, BMS agreed to pay us $4,200,000 and further agreed to release us from all claims BMS could have asserted against us in the case.

We anticipate expenses to increase for the remainder 2006 with our proposed launching of NICOSAN(TM) in Nigeria and the commencement of clinical testing and trials of HEMOXIN(TM) in the United States. We anticipate that general and administrative expenses will increase, with the expansion of our operations and marketing efforts. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. The exact number and nature of persons hired and our expenses for such persons will depend on many factors, including the capabilities of those persons who seek employment with us and the availability of additional funding to finance these efforts.

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

Liquidity and Capital Resources; Plan of Operations
---------------------------------------------------

On March 31, 2006, we had cash and cash equivalents of $138,000, negative working capital of $4,502,000 and stockholders' deficit of $73,072,000.

As a result of our net losses through December 31, 2005 and accumulated deficit since inception, our accountants, in their report on our financial statements for the year ended December 31, 2005, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of March 31, 2006. With respect to NICOSAN(TM)/HEMOXIN(TM), the Company is planning for the commercial launch of the drug in Nigeria on a limited basis by second or third quarter 2006 and to begin pursuit of the pre-clinical and clinical trials in the United States as required for Food and Drug Administration (FDA) approval. These planned activities are entirely dependent on additional financings. There can be no assurances that the required funding will be obtained or that the Company will succeed in its efforts to launch the drug in Nigeria or the United States.

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

(2)   The agreement with Alembic Limited was restructured in December 2005
(See Note 7D). In accordance with the terms of the loan, in January 2006, from the proceeds from the BMS settlement, $1,000,000 of principal and $190,700 of accrued interest was paid. The remaining principal balance of $2,000,000 due on the Alembic Promissory Note, together with unpaid interest, is due and payable December 31, 2006.


(3) We are in negotiations with UPS Capital Business Credit to obtain financing in the sum of $8,253,000 for our pharmaceutical project in Nigeria. In March 2006, we paid a $50,000 non-refundable good-faith deposit to UPS and the loan facility proposal is being processed under the U.S. Ex-Im Bank Loan Guarantee Program. One requirement, among others, of the loan facility is the provision of a Nigerian bank guarantee in the amount of the proposed loan, from an identified Nigerian-based bank.

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

(4) In the period from January 1, 2006 through March 31, 2006, holders of Xechem debt converted Xechem debt (in the form of principal and interest) in the aggregate amount of $2,477,000 ($2,329,000 of which is principal and $148,000 of which is interest) into 507,475,000 shares of Xechem's common stock (exercised at conversion rates between $0.0025 - $0.0075 per share). Subsequently, in the period from April 1, 2006 through April 21, 2006, holders of Xechem debt converted Xechem debt (in the form of principal and interest) in the aggregate amount of $242,000 ($239,000 of which is principal and $3,000 of which is interest) into 76,793,430 shares of Xechem's common stock (exercised at conversion rates between $0.0025 - $0.0075 per share). The total conversions from January 1, 2006 through April 21, 2006 represented approximately 61% of Xechem's then issued and outstanding stock.

(5) Through April 21, 2006, Xechem received convertible loans totaling $680,000 from Ms. Chassman and $25,000 from a related party. The notes for these loans are currently in negotiation and will include an interest rate, conversion to common stock features and with due dates of six months to two years.

(6) Xechem is negotiating to obtain a $3,000,000 to $4,000,000 convertible loan with Ms. Chassman and certain other investors. The convertible loans are expected to bear interest rate at 8%, will be convertible into shares of common stock at a conversion price to be determined, and mature in December 31, 2007. The Company shall also issue to the investors five year warrants to purchase shares of common stock equal to the initial conversion price. The closing of the funding by the investors shall be dependent upon the negotiation of mutually agreeable definitive documentation. This loan is subject to approval by the board of directors, which approval may not be granted, in which case the funding may not occur.

(7) It is anticipated that sales of our product NICOSAN(TM), a sickle cell drug, will commence in Nigeria in the second or third quarter of 2006. Initially, it is not anticipated that revenues will be significant but they should help in covering the costs of the operation.

We expect to continue our development efforts with respect to antifungal, anticancer, antiviral (including anti-AIDS) and anti-inflammatory compounds, as well as antiaging and memory enhancing compounds. Although we do not expect product revenues from these sources in 2006, we anticipate that these development activities may allow us to enter into more favorable licensing and/or investment arrangements.

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

Item 3.        Control and Procedures

Evaluation of Disclosure Controls and Procedure

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer/chief financial officer, as of March 31, 2006, and have concluded that as of March 31, 2006, these disclosure controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that we file with or submit to the United States Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.

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

Date:  May 19, 2006                            XECHEM INTERNATIONAL, INC.

                                               /s/  Ramesh C. Pandey
                                               ---------------------------------
                                               Ramesh C. Pandey, Ph.D.
                                               Chairman/Chief Executive Officer