Form 10QSB
period 2006-06-30
XECHEM INTERNATIONAL INC
filed 2006-08-21
CIK 919611

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

For Quarter Ended ___________                     Commission File Number 0-23788

                           Xechem International, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                       22-3284803
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

100 Jersey Avenue, Bldg. B, Suite 310, New Brunswick, NJ                 08901
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

                                 Yes |X| No |_|

Number of shares outstanding of the issuer's common stock, as of July 12th, 2006, was 1,362,888,248 shares.

Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Page No.
                                                                        --------
PART I.    FINANCIAL INFORMATION.....................................       3

Item 1.    Consolidated Balance Sheet as of  June 30, 2006
             [Unaudited].............................................       4

           Consolidated Statements of Operations For the three and
             six months periods ended June 30, 2006 and 2005 and for
             the period from March 15, 1990 (inception) to
             June 30, 2006 [Unaudited]...............................       5

           Consolidated Statement of Stockholders' Equity from
             March 15, 1990 (inception) to March 31, 2006
             [Unaudited].............................................       6

           Consolidated Statements of Cash Flows For the six months
             periods ended June 30, 2006 and 2005 and for the period
             from March 15, 1990 (inception) to June 30, 2006
             [Unaudited].............................................      14

           Notes to Consolidated Financial Statements [Unaudited]....      16

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................      30

Item 3.    Controls and Procedures...................................      38

PART II.   OTHER INFORMATION.........................................      39

Item 1.    Legal Proceedings.........................................      39

Item 2.    Changes in Securities.....................................      39

Item 3.    Defaults Upon Senior Securities...........................      39

Item 4.    Submissions of Matters to a Vote of Security Holders......      39

Item 5.    Other information.........................................      39

Item 6.    Exhibits..................................................      39

Signatures and Certifications........................................      40

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

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

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET

                                                                              June 30, 2006
                                                                              -------------
                                                                               (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                                         $  1,480,000
  Prepaid expenses and other current assets                                         201,000
                                                                               ------------
  Total Current Assets                                                            1,681,000
  Equipment, less accumulated depreciation of $1,243,000                          1,773,000
  Leasehold improvements, less accumulated amortization of $874,000                 141,000
  Deposits                                                                           31,000
                                                                               ------------
TOTAL ASSETS                                                                   $  3,626,000
                                                                               ============
                      LIABILITIES & STOCKHOLDERS' [DEFICIT]
CURRENT LIABILITIES
  Accounts payable                                                             $    705,000
  Accrued expenses to related parties                                               384,000
  Accrued expenses to others                                                        737,000
  Note payable to bank                                                               55,000
  Notes payable to related parties                                                1,176,000
  Notes payable others                                                            2,095,000
  Other current liabilities                                                          68,000
                                                                               ------------
    Total Current Liabilities                                                     5,220,000
Notes payable to related parties                                                    265,000
Notes payable, net of discount of $2,048,000                                      2,171,000
Other liabilities                                                                    41,000
                                                                               ------------
TOTAL LIABILITIES                                                                 7,697,000

COMMITMENTS AND CONTINGENCIES                                                            --

STOCKHOLDERS' (DEFICIT)
  Class A voting preferred stock, $ .00001 par value, 2,500 shares
    authorized; 2,500 shares issued and outstanding                                      --
  Class B 8% convertible preferred stock, $ .00001 par value, 1,150 shares
    authorized; none outstanding                                                         --
  Class C preferred stock, $ .00001 par value, 49,996,350 shares
    authorized; 10,666 issued and outstanding.                                           --
  Common stock, $.00001 par value 1,950,000,000 shares authorized;
  1,285,162,412 issued and outstanding                                               13,000
  Additional paid in capital                                                     71,718,000
  Deficit accumulated during development stage                                  (75,802,000)
                                                                               ------------
  Total Stockholders' (Deficit)                                                  (4,071,000)
                                                                               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                  $  3,626,000
                                                                               ============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                         Cumulative from
                                                                                                          MARCH 15, 1990
                                               THREE MONTHS ENDED               SIX MONTHS ENDED             (Date of
                                                     JUNE 30,                        JUNE 30,             Inception) to
                                         -------------------------------   --------------------------        JUNE 30,
                                              2006             2005            2006           2005              2006
                                         --------------   --------------   ------------   ------------   ---------------
Revenues:                                $        1,000   $        2,000   $      2,000   $      3,000    $  2,123,000
Expenses:
  Research and development                      478,000          251,000        834,000        473,000      15,486,000
  General and administrative                    773,000          670,000      2,831,000      1,650,000      27,083,000
  Writedown of inventory
    and intangibles                                  --               --             --             --       1,861,000
                                         --------------   --------------   ------------   ------------    ------------
                                              1,251,000          921,000      3,665,000      2,123,000      44,430,000
                                         --------------   --------------   ------------   ------------    ------------
  Loss from Operations                       (1,250,000)        (919,000)    (3,663,000)    (2,120,000)    (42,307,000)
                                         --------------   --------------   ------------   ------------    ------------
Other Income(Expense) - Net:
  Interest Expense - Related Parties            (38,000)         (32,000)       (61,000)       (45,000)     (9,143,000)
  Interest Expense - Others                  (1,444,000)        (543,000)    (5,000,000)    (1,301,000)    (20,561,000)
  Other                                           2,000          (44,000)     4,202,000        (67,000)      4,230,000
  Gain from Sale of Affiliate's Stock                --        2,928,000             --      2,928,000       2,930,000
  Share of Net Loss from Affiliate                   --         (929,000)            --     (4,287,000)    (13,587,000)
                                         --------------   --------------   ------------   ------------    ------------
                                             (1,480,000)       1,380,000       (859,000)    (2,772,000)    (36,131,000)
                                         --------------   --------------   ------------   ------------    ------------
Net Loss before Income Benefit               (2,730,000)         461,000     (4,522,000)    (4,892,000)    (78,438,000)
Income Tax Benefit                                   --               --             --             --       2,636,000
                                         --------------   --------------   ------------   ------------    ------------
  Net (Loss)/Income                      $   (2,730,000)  $      461,000   $ (4,522,000)  $ (4,892,000)   $(75,802,000)
                                         ==============   ==============   ============   ============    ============
Basic income/(loss) per common share     $        (0.00)  $         0.00   $      (0.01)  $      (0.02)
                                         ==============   ==============   ============   ============
Diluted income/(loss) per common share   $        (0.00)  $         0.00   $      (0.01)  $      (0.02)
                                         ==============   ==============   ============   ============
Weighted average number of common
  shares outstanding - Basic              1,146,194,224      259,668,718    902,165,456    259,668,718
                                         ==============   ==============   ============   ============
Weighted average number of common
  shares outstanding - Diluted            1,146,194,224    1,163,146,132    902,165,456    259,668,718
                                         ==============   ==============   ============   ============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                                                                                            Deficit
                                                           Common Stock                                   Accumulated
                                                     ------------------------    Unearned     Additional     During        Total
                                                       Number of               Compensation     Paid-in   Development  Stockholders'
                                                     Shares Issued  Par Value     Expense       Capital      Stage       [Deficit]
                                                     -------------  ---------  ------------  -----------  -----------  -------------
Common stock issued to Dr. Pandey in 1990 in
  exchange for equipment recorded at
  transferor's cost                                          --        $--          $--      $   125,000       $--       $   125,000
Laboratory and research equipment contributed to
  capital by Dr. Pandey in 1990 and 1991                     --         --           --          341,000        --           341,000
Contribution to capital relating to unconsummated
  acquisition in 1992                                        --         --           --           95,000        --            95,000
Exchange of securities of newly formed parent for
  outstanding securities of entities owned by
  Dr. Pandey                                              1,000         --           --       13,840,000        --        13,840,000
Initial public offering in 1995 at $5.00 per share,
  less related expenses                                   1,000         --           --        4,543,000        --         4,543,000
Stock options granted at exercise prices below
  market:
  1994                                                       --         --           --           51,000        --            51,000
  1995                                                       --         --           --        1,110,000        --         1,110,000
  1996                                                       --         --           --           18,000        --            18,000
  1997                                                       --         --           --           31,000        --            31,000
Private placements, less related expenses:
  In 1995 at $3.00 per share                                 --         --           --          389,000        --           389,000
  In 1996 at $3.00 per share, net of a related
    66,000 shares returned by Dr. Pandey                     --         --           --           53,000        --            53,000
  In 1997 at $0.05 per share                             15,000         --           --        2,291,000        --         2,291,000
Stock issued in 1996 at $0.38 per share upon
  termination of agreement to sell a minority
  interest in a subsidiary                                   --         --           --          100,000        --           100,000
                                                         ------        ---          ---      -----------       ---       -----------
  Totals - Forward                                       17,000        $--          $--      $22,987,000       $--       $22,987,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]


                                                                                                       Deficit
                                                    Common Stock                                    Accumulated
                                               ------------------------    Unearned     Additional     During         Total
                                                 Number of               Compensation    Paid-in     Development  Stockholders'
                                               Shares Issued  Par Value     Expense      Capital        Stage       [Deficit]
                                               -------------  ---------  ------------  -----------  ------------  -------------
  Totals - Forwarded                               17,000       $   --        $--      $22,987,000  $         --   $ 22,987,000
Conversion of preferred stock into common
  stock at $1.25 to $1.75 per share less
  related costs:
  In 1996                                           1,000           --         --        1,995,000            --      1,995,000
  In 1997                                          15,000        1,000         --        2,131,000            --      2,132,000
Conversion of debt into common stock
  in 1996 at $0.25 per share                           --           --         --          369,000            --        369,000
Stock issued in settlement of a lawsuit in
  1996 valued at $1.31 per share                       --           --         --           33,000            --         33,000
Conversion of Dr. Pandey's preferred stock
  and debt into common stock in 1997 at
  $0.0625 per share                                 6,000           --         --        1,214,000            --      1,214,000
Other                                                  --           --         --           16,000            --         16,000
Private placement at $0.05 per share                4,000           --         --          559,000            --        559,000
Contribution to capital by stockholders of
  equity interest in Xechem India                      --           --         --           79,000            --         79,000
Conversion of debt into common stock at
  $0.05 per share                                   3,000           --         --          440,000            --        440,000
Return of capital to David Blech or his
  designees                                            --           --         --         (261,000)           --       (261,000)
Sale of common stock in 1999 pursuant to
  Blech agreement at $0.01 per share               15,000        1,000         --          444,000            --        445,000
Conversion of debt due related parties in
  1999 at $0.01 per share                          15,000           --         --          360,000            --        360,000
Stock issued to directors, employees and
  consultants in 1999 for services valued at
  $0.037 per share                                  4,000           --         --          410,000            --        410,000
Capital arising from issuance of Class C
  Stock (Note 7):
  Series 4                                             --           --         --          400,000            --        400,000
  Series 5                                             --           --         --        1,564,000            --      1,564,000
Net loss from inception to December 31, 1999           --           --         --               --   (32,493,000)   (32,493,000)
                                                   ------       ------        ---      -----------  ------------   ------------
  Balances At December 31, 1999 - Forward          80,000       $2,000        $--      $32,740,000  $(32,493,000)  $    249,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                                                                                       Deficit
                                                     Common Stock                                    Accumulated
                                               ------------------------    Unearned     Additional       During        Total
                                                 Number of               Compensation     Paid-in     Development  Stockholders'
                                               Shares Issued  Par Value     Expense       Capital        Stage       [Deficit]
                                               -------------  ---------  ------------  ------------  ------------  -------------
  Balances At December 31, 1999 - Forwarded        80,000       $2,000     $      --   $ 32,740,000  $(32,493,000)  $   249,000
Stock options exercised at $.01 per share              --           --            --          4,000            --         4,000
Issuance of 1,500,000 options at $.01 per
  share with a FMV of $ .06 per share for
  services rendered                                    --           --            --         75,000            --        75,000
Conversion of Class C preferred stock to
  common Stock                                     27,000        1,000            --         (1,000)           --            --
Conversion of debt to Stock of Common Stock
  at $0.01 per share                                5,000           --            --        164,000            --       164,000
Private placement of Stock of Common Stock
  at $0.08 per share                                   --           --            --         80,000            --        80,000
Issuance of Common Stock at $0.096 per share
  for services rendered                             1,000           --            --        107,000            --       107,000
Stock options exercised at $.01 per share
  with a FMV of $0.076 per share                       --           --            --          5,000            --         5,000
Conversion of debt to Stock of Common Stock
  at $0.01 per share                                1,000           --            --         22,000            --        22,000
Stock options exercised at $.01 per share              --           --            --          1,000            --         1,000
Beneficial Conversion feature of notes
  payable                                              --           --            --        286,000            --       286,000
Charge to operations resulting from Options
  granted to Directors, Consultants and
  Employees                                            --           --            --        192,000            --       192,000
Unearned Stock Compensation Expense Related
  to Options granted to Directors,
  Consultants and Employees                            --           --      (406,000)       406,000            --            --
Increase in Equity Interest in Xechem India            --           --            --         19,000            --        19,000
Net loss for year ended December 31, 2000              --           --            --             --    (1,971,000)   (1,971,000)
                                                  -------       ------     ---------   ------------  ------------   -----------
  Balances At December 31, 2000 - Forward         114,000       $3,000     $(406,000)  $ 34,100,000  $(34,464,000)  $  (767,000)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                                                                                        Deficit
                                                      Common Stock                                    Accumulated
                                                ------------------------    Unearned    Additional       During        Total
                                                   Number of              Compensation    Paid-in     Development  Stockholders'
                                                Shares Issued  Par Value     Expense      Capital        Stage       [Deficit]
                                                -------------  ---------  ------------  -----------  ------------  -------------
  Balances At December 31, 2000 - Forwarded        114,000       $3,000     $(406,000)  $34,100,000  $(34,464,000)  $  (767,000)
Stock issued for services rendered                   2,000           --            --        68,000            --        68,000
Amortization of unearned stock compensation             --           --       197,000            --            --       197,000
Stock options exercised at $.01 per share               --           --            --         6,000            --         6,000
Beneficial Conversion feature of notes payable          --           --            --       216,000            --       216,000
Unearned Stock Compensation Expense Related to
  Options granted to Directors and Employees            --           --       (75,000)       76,000            --         1,000
Stock Options Granted to Consultants                    --           --            --        16,000            --        16,000
Stock issued for cancellation of indebtedness        1,000           --            --        15,000            --        15,000
Stock issued upon conversion of debentures           9,000        1,000            --        68,000            --        69,000
Net loss for year ended December 31, 2001               --           --            --            --    (1,744,000)   (1,744,000)
                                                   -------       ------     ---------   -----------  ------------   -----------
  Balances At December 31, 2001                    126,000        4,000      (284,000)   34,565,000   (36,208,000)   (1,923,000)
Stock issued upon conversion of debentures
  at $.001 per share                                44,000        1,000            --       188,000            --       189,000
Stock issued for services rendered
  at $.007 per share                                    --           --            --        10,000            --        10,000
Amortization of unearned stock compensation             --           --        45,000            --            --        45,000
Beneficial conversion feature of notes payable                                               52,000            --        52,000
Stock issued upon conversion of debentures
  at $.001 per share                                20,000        1,000            --        74,000            --        75,000
Amortization of unearned stock compensation             --           --        44,000            --            --        44,000
Stock options issued at $.006/share:
  16,000,000 options                                    --           --      (160,000)      160,000            --            --
Amortization of stock options compensatory
  charge over service period                            --           --        40,000            --            --        40,000
Stock options exercised at $.006/share               2,000           --            --        30,000            --        30,000
                                                   -------       ------     ---------   -----------  ------------   -----------
  Totals - Forward                                 192,000       $6,000     $(315,000)  $35,079,000  $(36,208,000)  $(1,438,000)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                                                                                        Deficit
                                                      Common Stock                                    Accumulated
                                                ------------------------    Unearned     Additional      During         Total
                                                  Number of               Compensation     Paid-in     Development  Stockholders'
                                                Shares Issued  Par Value     Expense       Capital        Stage       [Deficit]
                                                -------------  ---------  ------------  ------------  ------------  -------------
  Totals - Forwarded                               192,000      $ 6,000     $(315,000)  $ 35,079,000  $(36,208,000)  $(1,438,000)
Beneficial conversion feature of debentures             --           --            --        148,000            --       148,000
Record value of warrants issued                         --           --            --        272,000            --       272,000
Beneficial conversion feature of notes payable          --           --            --         35,000            --        35,000
Stock issued upon conversion of debentures
  at $.001 per share                                95,000        3,000            --        318,000            --       321,000
Stock issued for services rendered
  at $.003 per share                                 7,000           --            --         60,000            --        60,000
Amortization of unearned stock compensation             --           --        45,000             --            --        45,000
Amortization of beneficial conversion feature
  of notes payable                                      --           --            --        104,000            --       104,000
Amortization of stock options compensatory
  charge over service period                            --           --        40,000             --            --        40,000
Stock issued upon conversion of debentures
  at $.0005 per share                              362,000       11,000            --        533,000            --       544,000
Stock issued for services rendered
  at $.0007 per share                                3,000           --            --          7,000            --         7,000
Amortization of unearned stock compensation             --           --        32,000             --            --        32,000
Amortization of beneficial conversion feature
  of notes payable                                      --           --            --        662,000            --       662,000
Amortization of stock options compensatory
  charge over service period                            --           --        40,000             --            --        40,000
Finders fee for convertible debt issuance               --           --            --       (130,000)           --      (130,000)
Record debt discount on notes and debentures            --           --            --      1,068,000            --     1,068,000
Cost incurred with stock options issued for
  service                                               --           --            --         18,000            --        18,000
Net loss for the year ended December 31, 2002           --           --            --             --    (3,599,000)   (3,599,000)
                                                   -------      -------     ---------   ------------  ------------   -----------
  Balances At December 31, 2002 - Forward          659,000      $20,000     $(158,000)  $ 38,174,000  $(39,807,000)  $(1,771,000)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                                                                                        Deficit
                                                      Common Stock                                    Accumulated
                                                ------------------------    Unearned    Additional      During         Total
                                                  Number of               Compensation    Paid-in     Development  Stockholders'
                                                Shares Issued  Par Value     Expense      Capital        Stage        [Deficit]
                                                -------------  ---------  ------------  -----------  ------------  -------------
  Balances At December 31, 2002 - Forwarded          659,000    $ 20,000    $(158,000)  $38,174,000  $(39,807,000)   $(1,771,000)
Effect of Reverse Stock Split                             --     (19,000)          --        19,000            --             --
Stock issued upon conversion of notes at an
  average of $.0002 per share                        422,000          --           --       254,000            --        254,000
Stock issued upon conversion of notes at an
  average of $.00006 per share                       972,000          --           --       171,000            --        171,000
Stock issued upon conversion of notes &
  debentures at $.000025 per share                 1,091,000          --           --        84,000            --         84,000
Stock issued upon conversion of notes at an
  average of $.06 per share                          789,000          --           --        47,000            --         47,000
Stock issued upon conversion of notes at an
  average of $.055 per share                          63,000          --           --         3,000            --          3,000
Stock issued upon conversion of notes at an
  average of $.03 per share                       10,673,000          --           --       320,000            --        320,000
Stock issued upon conversion of notes at an
  average of $.0025 per share                     49,571,000          --           --       125,000            --        125,000
Amortization of unearned stock compensation               --          --      158,000            --            --        158,000
Fair value of Stock to be issued in
  conjunction with loans                                  --          --           --        78,000            --         78,000
Fair value of Stock to be issued in
  conjunction with consulting                             --          --           --        25,000            --         25,000
Issuance of warrants                                      --          --           --     2,647,000            --      2,647,000
Beneficial conversion feature of loans                    --          --           --        70,000            --         70,000
Net loss for the year ended December 31, 2003             --          --           --            --    (3,828,000)    (3,828,000)
                                                  ----------    --------    ---------   -----------  ------------    -----------
  Balances At December 31, 2003 - Forward         64,240,000    $  1,000    $      --   $42,017,000  $(43,635,000)   $(1,617,000)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                                                                                        Deficit
                                                       Common Stock                                   Accumulated
                                                ------------------------    Unearned     Additional      During        Total
                                                  Number of               Compensation     Paid-in    Development  Stockholders'
                                                Shares Issued  Par Value     Expense       Capital       Stage       [Deficit]
                                                -------------  ---------  ------------  -----------  ------------  -------------
  Balances At December 31, 2003 - Forwarded      64,240,000      $1,000      $   --     $42,017,000  $(43,635,000)  $ (1,617,000)
During the 1st quarter of 2004, Stock issued
  upon conversion of notes at an average of
  $.0025 per share                              185,886,000       2,000          --         461,000            --        463,000
In March 2004 Stock issued pursuant to private
  placement for cash at $.07 per share            9,143,000          --          --         640,000            --        640,000
In March 2004 Stock issued for services
  rendered at an average of $.12 per share          200,000          --          --          24,000            --         24,000
In January 2004 Stock issued for services
  rendered and charged in prior year                200,000          --          --              --            --             --
Stock of Preferred Class C issued for Ceptor
  purchase                                               --          --          --       4,760,000            --      4,760,000
Beneficial conversion feature of loan                    --          --          --       1,500,000            --      1,500,000
Capitalization of deferred finance charges               --          --          --       2,065,000            --      2,065,000
Stock sale by CepTor                                     --          --          --       9,135,000            --      9,135,000
Net loss for the year ended December 31, 2004            --          --          --              --   (17,606,000)   (17,606,000)
                                                -----------      ------      ------     -----------  ------------   ------------
  Balances At December 31, 2004                 259,669,000      $3,000      $   --     $60,602,000  $(61,241,000)  $   (636,000)
Beneficial conversion feature of loan                    --          --          --       3,986,000            --      3,986,000
Shares issued upon conversion of notes @
  $.005 - $.0075 per share                       99,500,000       1,000          --         775,000            --        776,000
Shares issued for services rendered
  @ $.013 per share                              10,000,000          --          --         130,000            --        130,000
                                                -----------      ------      ------     -----------  ------------   ------------
  Totals - Forward                              369,169,000      $4,000      $   --     $65,493,000  $(61,241,000)  $  4,308,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]

                                                                                                        Deficit
                                                     Common Stock                                     Accumulated
                                               ------------------------    Unearned     Additional       During        Total
                                                 Number of               Compensation     Paid-in     Development  Stockholders'
                                               Shares Issued  Par Value     Expense       Capital        Stage       [Deficit]
                                               -------------  ---------  ------------  ------------  ------------  -------------
  Totals - Forward                               369,169,000   $ 4,000        $--      $ 65,493,000  $(61,241,000)   $ 4,308,000
Shares issued to Sickle Cell Advisory Board @
  $.013 per share                                  4,000,000        --         --            52,000            --         52,000
Net loss for the year ended Dec. 31, 2005                 --        --         --                     (10,039,000)   (10,039,000)
                                               -------------   -------        ---      ------------  ------------    -----------
  Balances At December 31, 2005                  373,169,000     4,000         --        65,545,000   (71,280,000)    (5,731,000)
Beneficial conversion feature of loan                     --        --         --         2,494,000            --      2,494,000
Shares issued upon conversion of notes @
  $.0025 - $.0075 per share                      872,050,000     9,000         --         3,644,000            --      3,644,000
Conversion of Class C Preferred Stock to
  Common Stock                                    25,943,000        --         --                              --
Issuance of warrants                              14,000,000        --         --            35,000            --         35,000
Net loss for the 6months ended June 30, 2006                        --         --                      (4,522,000)    (4,522,000)
                                               -------------   -------        ---      ------------  ------------    -----------
  Balances At June 30, 2006                    1,285,162,000   $13,000        $--      $ 71,718,000  $(75,802,000)   $(4,071,000)
                                               =============   =======        ===      ============  ============    ===========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Cumulative from
                                                                                                March 15, 1990
                                                                 Six Months ended June 30,   (date of inception)
                                                                --------------------------       to June 30,
                                                                    2006          2005              2006
                                                                -----------   ------------   -------------------
Cash flows from operating activities:
  Net loss                                                      $(4,522,000)  $ (4,892,000)     $(75,802,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Share of Net loss from unconsolidated affiliate                      --      4,287,000        13,587,000
    Depreciation                                                     37,000         51,000         1,407,000
    Amortization                                                     34,000         34,000         1,047,000
    Amortization of debt discount and beneficial
      conversion features                                         3,933,000        969,000        11,260,000
    Amortization of warrants issued                                      --             --           215,000
    Value of stock and stock options issued                                             --           708,000
    Unearned compensation                                                               --           284,000
    Interest and compensation expense in connection
      with issuance of equity securities                                                --        19,036,000
    Write down of inventories                                            --             --         1,344,000
    Write down of patents                                                --             --           517,000
    Loss on investment in related party                                  --             --            89,000
    Amortization of deferred consulting charge                           --             --         1,330,000
    Gain from Sale of Affiliate's Stock                                  --     (2,928,000)       (2,930,000)
  Changes in operating assets and liabilities
    (Increase) decrease in:
      Accounts receivable                                                --         (3,000)          (67,000)
      Inventories                                                        --             --        (1,339,000)
      Prepaid expenses and other current assets                       6,000       (140,000)           (7,000)
      Other                                                          22,000             --             2,000
    Increase (decrease) in:
      Accounts payable                                              (42,000)       199,000           727,000
      Other current liabilities                                          --                          (35,000)
      Accrued expenses                                             (216,000)      (110,000)        1,115,000
                                                                -----------   ------------      ------------
Net cash flows from (used in) operating activities - Forward:      (748,000)    (2,533,000)      (27,512,000)
                                                                -----------   ------------      ------------
Cash flows from (used in) investing activities:
    Patent issuance costs                                                --             --          (548,000)
    Purchases of equipment and leasehold improvements              (544,000)      (668,000)       (3,707,000)
    Return of Investment in unconsolidated affiliate                     --      3,225,000         3,669,000
    Other                                                                --       (200,000)           (7,000)
                                                                -----------   ------------      ------------
Net cash flows from (used in) investing activities - Forward:      (544,000)     2,357,000          (593,000)
                                                                -----------   ------------      ------------

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                                                                  Cumulative from
                                                                                                  March 15, 1990
                                                                  Six Months ended June 30,     date of inception)
                                                                -----------------------------       to June 30,
                                                                    2006             2005              2006
                                                                ------------   --------------   ------------------
Net cash flows from (used in) operating activities -
  Forwarded                                                     $(748,000.00)  $(2,533,000.00)   $(27,512,000.00)
                                                                ------------   --------------    ---------------
Net cash flows from (used in) investing activities -
  Forwarded                                                         (544,000)       2,357,000           (593,000)
                                                                ------------   --------------    ---------------
Cash flows from (used in) financing activities:
  Proceeds from related party loans                                  193,000          185,000          2,840,000
  Proceeds from notes payable and convertible notes                3,235,000        1,568,000         14,461,000
  Proceeds from short term loans                                          --           40,000          4,271,000
  Capital contribution                                                    --               --             95,000
  Net payments on capital leases                                     (20,000)         (18,000)          (102,000)
  Payments on interim loans                                               --               --           (808,000)
  Payments on notes payable - others                              (1,000,000)      (1,709,000)        (3,348,000)
  Payments on stockholder loans                                           --               --           (773,000)
  Proceeds from issuance of capital stock                             35,000               --         12,949,000
                                                                ------------   --------------    ---------------
  Net cash flows from financing activities:                        2,443,000           66,000         29,585,000
                                                                ------------   --------------    ---------------
  Net change in cash                                               1,151,000         (110,000)         1,480,000
Cash, beginning of periods                                           329,000          342,000                 --
                                                                ------------   --------------    ---------------
Cash, end of periods                                            $  1,480,000   $      232,000       $  1,480,000
                                                                ============   ==============    ===============
Supplemental disclosures of cash flow information:
    Cash paid during the periods for:
      Interest paid - related party                             $     43,000   $       35,000       $    453,000
      Interest paid - other                                     $  1,208,000   $      546,000       $  1,934,000
      Taxes                                                     $         --   $           --       $         --
Supplemental disclosures of Non-cash financing and investing activities in 2005 and 2004:
  Net assets of Xechem India contributed to capital and
    minority interest                                           $         --   $           --       $    118,000
  Liabilities exchanged for preferred and common stock          $         --   $           --       $  1,270,000
  Equipment purchased through financing                         $         --   $           --       $    134,000
  Securities issued as payment on related party note            $         --   $           --       $     20,000
  Common stock issued upon conversion of debentures, notes
    and related accrued interest                                $  2,477,000               --       $  2,477,000
  Convertible notes refinanced by notes payable                 $         --   $           --       $    367,000
  Warrants Issued                                                         --               --            193,000
  Warrants Issued for services                                            --               --          1,330,000
  Beneficial Conversion Features to financing agreements        $  3,933,000   $      590,000       $  4,502,000
  Common stock of subsidiary issued in conjunction with
    financing agreement                                         $         --   $           --       $ 16,662,000
  Preferred Stock issued in Ceptor acquisition                  $         --   $           --       $  4,760,000
  Assets acquired & Liabilities assumed in Asset acquisition:
    Long Term Debt                                              $         --   $           --       $    275,000
    Prepaid Expenses                                            $         --   $           --       $     18,000
     Accrued Expenses                                           $         --   $           --       $     36,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[1] Significant Accounting Policies

The accompanying consolidated financial statements have been prepared assuming Xechem International, Inc. and its subsidiaries Xechem, Inc., Xechem Laboratories, Inc., Xetapharm, Inc., Xechem (India) Pvt. Ltd., Xechem UK, Ltd., and Xechem Pharmaceuticals Nigeria Ltd. will continue as a going concern. As a result of our net losses through December 31, 2005 and accumulated deficit since inception, our auditors, in their report on our financial statements for the year ended December 31, 2005, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of June 30, 2006.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Significant accounting policies and other matters relating to us and our subsidiaries, Xechem, Inc., Xechem Laboratories, Inc., Xetapharm, Inc, Xechem (India) Pvt. Ltd., Xechem UK, Ltd., and Xechem Pharmaceuticals Nigeria Ltd. are set forth in the financial statements for and as of the year ended December 31, 2005 included in our Form 10-KSB, as filed with the Securities and Exchange Commission.

[2] Basis of Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (of a normal recurring nature) which are considered necessary to make the interim financials not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-KSB for the year ended December 31, 2005. The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of the operating results for a full year.

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

[3] Going Concern

Through the end of the current reporting period, the resources and attention of the Company were being directed primarily toward efforts of its subsidiary, Xechem Pharmaceuticals Nigeria Ltd. (Xechem Nigeria) to launch our drug NICOSAN(TM)/HEMOXIN(TM) (formerly named NIPRISAN), which has shown efficacy in the treatment of Sickle Cell Disease (SCD). On July 3, 2006, the drug was approved by the National Agency for Food and Drug Administration and Control (NAFDAC), which is Nigeria's drug regulatory agency. The approval was for an initial term of two years, which will allow the Company to complete confirmatory Phase III clinical trials in Nigeria. In the meantime, Xechem Nigeria faces no restrictions on its ability to market and sell the drug in Nigeria. Three days following the drug's approval, on July 6, 2006, Xechem Nigeria officially launched the drug in Nigeria. The drug is being produced at a modern, pilot facility operated by Xechem Nigeria at Sheda Science and Technology Complex (SHESTCO), Abuja, Nigeria. Construction of a full scale production facility recently began adjacent to Xechem Nigeria's pilot facility at SHESTCO. Simultaneously, the Company plans to embark upon the stringent U.S. FDA approval process, which includes conducting pre-clinical and clinical trials in the United States in anticipation of the sale of the drug in this country. Substantial cash expenditures over a considerable period of time will be required to complete construction of the scale-up facility, to produce, market and sell large scale quantities of NICOSAN(TM)/HEMOXIN(TM) and to fund the cost of the clinical trials, and the Company is in the process of identifying potential sources of financing, including loans and equity infusions, that will allow it to accomplish these objectives. There can be no assurance that the necessary funds will be obtained to complete construction of its full scale production facility in Nigeria, to successfully produce, market and sell the drug in large quantities in Nigeria or to successfully launch the drug in the United States.

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

(2) The various agreements with Alembic Limited were restructured in December 2005 (See Note 7D). In accordance with the terms of the restructured loan, in January 2006, from the proceeds from the BMS settlement, $1,000,000 of principal and $190,700 of accrued interest was paid to Alembic. The remaining principal balance of $2,000,000 due on the Alembic Promissory Note, together with unpaid interest and certain other fees, is due and payable December 31, 2006.

(3A) On May 31, 2006, Nigeria Export-Import Bank (NEXIM) funded a direct loan to our wholly-owned subsidiary, Xechem Pharmaceuticals Nigeria, Ltd. (Xechem Nigeria).

The loan is in the principal amount of 150,000,000 Naira or approximately One Million Two Hundred Thousand Dollars (US) ($1,200,000). The loan proceeds are being used primarily to facilitate the full-scale commercial production of NICOSAN(TM) through the expansion and integration of existing production facilities at the company's research and production facilities at Sheda Science and Technology Complex, Gwagwalada-Abuja. The loan facility will extend for a period of up to three years, with no principal payments due during the first year. The loan facility bears interest at the rate of 15% per year, payable during the first year in installments in November 2006 and May 2007. Thereafter, the loan facility is to be repaid through four consecutive semi-annual installments of principal and interest with the first repayment (of approximately $400,000 US) occurring on November 29, 2007. The loan facility is secured by: (a) an all assets debenture on the assets of the company which has been incorporated into a trust for all lenders to be managed by Diamond Trustees Company; (b) personal guaranty issued by the CEO, Dr. Ramesh Pandey, backed by a notarized statement of net worth; and (c) promissory notes.

Xechem Nigeria is obligated to pay the following fees: (a) a facility fee of 1% flat on the facility amount or 1,500,000 Naira (approximately $12,500 US); (b) a management fee of 0.5% flat on the principal amount outstanding from time to time, payable annually on the anniversary of the facility; and (c) a monitoring fee of 100,000 Naira (approximately $800 US), payable annually on the anniversary of the facility. Nexim reserves the right to vary the rates as dictated by market realities. Nexim is also entitled to name a director to the Xechem Nigeria board of directors pending the repayment of the facility.

(3B) We are in negotiations with UPS Capital Business Credit to obtain financing in the sum of $8,253,000 for our pharmaceutical project in Nigeria. In March 2006, we paid a $50,000 non-refundable good faith deposit to UPS and the loan facility proposal is being processed under the U.S. Ex-Im ("Ex-Im") Bank Loan Guarantee Program. There are a number of requirements, among others, of the loan facility, including the provision of a Nigerian bank guarantee in the amount of the proposed loan, from an approved Nigerian-based bank.

While we are in the process of satisfying all such requirements, there can be no assurance we will be successful in doing so. Upon completion of all statutory and other requirements for the loan, including an acceptable local bank guarantee, a formal request will be submitted by UPS Capital to Ex-Im Bank for the credit guarantee approval. If Ex-Im Bank provides the loan guarantee, UPS Capital will be authorized to disburse the funds to us.

There is no way to predict whether Ex-Im will grant final credit guarantee approval or whether UPS will provide its approval to fund the loan to us. Without this loan, or alternative capitalization, including possible additional local financing from Nexim Bank in Nigeria, we have not identified alternative sources to fully fund the Nigerian Pharmaceutical Project or our ongoing operations. In the event the loan is obtained, we estimate that there will be additional expenses associated with the completion of the Nigerian facility and start-up of production. We are hopeful that these additional monies can come from potential local financing in Nigeria (debt, equity and/or possible prepayment for product or other product sales) and/or from potential domestic funding sources, although no commitments have been obtained for such funding. In the event all of such financing can be obtained, we have the further risk that cost overruns and/or delays in bringing the product to market could adversely impact execution of our business plan.

(4) In the six months ended June 30, 2006, holders of Xechem debt converted Xechem debt (in the form of principal and interest) in the aggregate amount of $3,652,000 ($3,461,000 of which is principal and $191,000 of which is interest) into 857,050,000 shares of Xechem's common stock (exercised at conversion rates between $0.0025 - $0.0075 per share). The total conversions in the six months ended June 30, 2006 represented approximately 67% of Xechem's issued and outstanding stock as of June 30, 2006.

(5) Over the period from February 22, 2006 through May 10, 2006, Marjorie Chassman ("Chassman") infused $780,000 into Xechem. The note will be issued to Chassman in the amount of $780,000, it will bear interest at 8% and is due May 31, 2008. The note is convertible into shares of common stock at $0.005 per share (approximately 156,000,000 shares, excluding interest, which is also convertible into stock at $0.005 per share). The loan has not been documented at this time.

Over the period from June 2, 2006 through June 5, 2006, Chassman infused $200,000 into Xechem. The note will be issued to Chassman in the amount of $200,000, it will bear interest at 8% and is due May 31, 2008. The note is convertible into shares of common stock at $0.01 per share (20,000,000 shares, excluding interest, which is also convertible into stock at $0.01 per share). The loan has not been documented at this time.

Chassman agreed to loan $1,025,000 to Xechem, in two tranches, one in the amount of $500,000 and the other in the amount of $525,000, which were received by June 20, 2006. The note is convertible into shares of common stock at $0.015 per share (approximately 66,666,667 shares, excluding interest). The note bears interest at 8% and is due May 31, 2008. As additional consideration for infusion of the capital, Xechem will issue Chassman 66,666,667 warrants, exercisable at $0.02 per share for a period of 5 years. In addition, Chassman has agreed to extend the due date on all existing notes held by the company to May 31, 2008. The loan has not been documented at this time.

(6) In the second quarter 2005, four loans totaling $157,200 and one loan totaling $30,000 were made to the Company by related parties and one unrelated party, respectively. The notes issued for these loans are convertible into shares of common stock at $0.0103 - $0.0125 per share (28,990,093 shares, excluding interest). The terms of these notes range from one month to one year with extensions and interest rates of 10-12%. The individuals also received five year stock options to purchase a total of 14,800,000 shares of common stock at market prices ranging from $0.0103 to $0.0125 per share.

(7) Xechem Nigeria received approval on July 3, 2006 from Nigeria's drug regulatory authority, the National Agency for Food and Drug Administration and Control (NAFDAC), for the marketing and sale of NICOSAN(TM), for the prophylactic management of Sickle Cell Disease (SC). The approval is for an initial term of two years, which we believe will allow Xechem to complete confirmatory Phase III clinical trials in Nigeria. During the two year term, the company faces no restrictions on its ability to market and sell the drug in Nigeria. Initially it is not anticipated that revenues will be significant but they should help in covering a portion of the costs of the operation.

We expect to continue our development efforts with respect to antifungal, anticancer, antiviral (including anti-AIDS) and anti-inflammatory compounds, as well as anti-aging and memory enhancing compounds. Although we do not expect product revenues from these sources in 2006, we anticipate that these development activities may allow us to enter into more favorable licensing and/or investment arrangements.

We plan to secure financing through various loans and bridge financings, which we feel will meet our current needs, provided the funding of such loans is fully adhered to. We will need to generate funds from operations and/or debt and equity funding sources to enable us to repay such loans and our other outstanding debt.

We are attempting to raise outside financing through the issuance of debt or equity securities or other instruments, although no agreements are currently in place.

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


[6] Note Payable Bank

Note payable bank at June 30, 2006 totaled $55,000. This loan has been collateralized by all tangible assets including accounts receivable. The $55,000 loan represented borrowings against a $60,000 line-of-credit at an interest rate of 10.25% as of June 30, 2006 from the Bank of New York. The line-of-credit renews annually.

[7] Notes Payable

Notes Payable consists of the following:

                                              June 30,
                                                2006
                                            -----------
Secured Notes Payable (A)                   $    14,000
Unsecured Loan (B)                                - 0 -
Unsecured Loan (C)                            1,000,000
Alembic Ltd (D)                               2,000,000
Others-Non-Related Parties (E)                   95,000
Unsecured Loan (F)                            2,005,000
Secured Loan (G)                              1,200,000
Less Debt Discount                           (2,048,000)
                                            -----------
Total Notes Payable                           4,266,000
Less Current Portion                          2,095,000
                                            -----------
Total Long Term Notes Payable               $ 2,171,000
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

In December 2005, $318,000 in principal and $230,000 in accrued interest was converted into 99,500,000 shares of common stock. In the three and six months ended June 30, 2006, $110,000 and $802,000 in principal and $6,000 and $31,000 in accrued interest was converted into 16,424,533 and 122,545,193 shares of common stock respectively. At June 30, 2006 we had a balance of $14,000 from this loan and $80 in accrued interest. The due date on this loan is May 2008.

(B) In the first quarter 2005, we received a loan of $3,800,000 from Chassman. On June 17, 2005 Ceptor purchased/redeemed 2,886,563 shares of Ceptor common stock from Xechem, at $0.80 per share for an aggregate purchase price of $2,309,250. We used a portion of the proceeds ($1,616,171) to pay and satisfy in full the total bridge loan principal ($1,567,639) and pay interest ($48,532) due under the Bridge Notes. We also used a portion of the proceeds ($141,168) to reduce the Chassman unsecured loan of $2,800,000 to $2,659,000. In December 2005, $35,000 was advanced to the company by Chassman which was subsequently converted to exercise warrants to purchase 14 million shares of common stock. At December 31, 2005 we had a balance of $2,659,000 from this loan and recorded $59,000 in accrued interest. In the three and six months ended June 30, 2006, $1,023,000 and $2,659,000 in principal and $37,000 and $161,000 in accrued interest was converted into 333,150,954 and 734,505,264 shares of common stock (exercised at conversion rates between $.0025 - $.005 per share), respectively. At June 30, 2006, we have a balance of $0.0 from this loan and $0.0 in accrued interest.

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

For each $100,000 of the first $1,000,000 of notes funded, the Company agreed to issue 1,500,000 shares of its $0.00001 per value per share common stock to the investor funding same for the aggregate issuance of 15,000,000 shares. The intrinsic value of the beneficial conversion feature of $194,000 was allocated to paid in capital. These shares were issued in June 2006.

The notes are convertible into the Company's common stock. Prior to February 1, 2006, the notes and accrued interest were convertible at the rate of $0.05 per share. From February 1, 2006 and thereafter, the notes and accrued interest are convertible at the rate of $0.005 per share. The intrinsic value of the beneficial conversion of $540,000 has been allocated to paid in capital. As of June 30, 2006, we have a balance of $1,000,000 from this loan and $61,600 in accrued interest.

(D) In April 2004, we executed definitive documents with Alembic Limited, which included a commitment to loan $3,000,000 to us. The entire $3,000,000 of the loan amount was funded. The note had an interest rate of 8% per annum and matured April 2008. The loan was convertible into our common stock, with maximum discount of 60% of FMV. The intrinsic value of the beneficial conversion feature of $3,000,000 on the debt funded as of December 31, 2004 had been allocated to paid in capital. Pursuant to the terms of the Alembic Agreements, we had a contractual commitment to issue Alembic a fifteen percent (15%) ownership interest in Xechem Nigeria.

On December 22, 2005, Xechem and Alembic agreed to terminate the Old Note and enter into the New Note. Pursuant to the terms of the New Note, Xechem agreed to repay Alembic in full the outstanding principal and interest remaining from the New Note as follows: $1,000,000 to be paid on or before January 31 2006 (the "Initial Payment"), with the balance (the "Remaining Balance") due on or before December 31, 2006. Furthermore, for every month beginning July 2006, in which any portion of the New Note remains unpaid, Xechem agreed to pay to Alembic as additional consideration the sum of $16,600, for a total of up to $99,600. The Initial Payment of $1,000,000 together with accrued interest of $190,700 was paid to Alembic on or about January 31, 2006. The New Note continues to bear interest at the rate of 8%. Unlike the Old Note, the New Note is not convertible into shares of Xechem's common stock.

The parties agreed to terminate the MOU and the Cooperation Agreement. Under the MOU and the Cooperation Agreement, Alembic had previously lent Xechem $3,000,000 (the "Old Note"). As additional consideration for the Old Note, Xechem agreed to pay Alembic a fee (the "Investment Fee") during the License Term (15 years) equal to the product of the Alembic Applicable Percentage multiplied by the Gross Product Sales Amount, as those terms are defined herein. The Gross Product Sales Amount means the amount of gross sales revenue generated by the company from sales of NICOSAN(TM)/HEMOXIN(TM) in Nigeria and other African countries, calculated on a cash received basis. For the period from the commencement date through the fifth anniversary, the Alembic Applicable percentage is 15%, for the period from the fifth to the tenth anniversary, the Alembic Applicable percentage is 10%, and for the period from the tenth anniversary to the end of the term, the Alembic Applicable percentage is 5%. During the License Term, the company also agreed to pay Alembic a U.S. Export Fee in an amount equal to one percent of the amount of purchase price paid by the company for any NICOSAN(TM)/HEMOXIN(TM) sold by the company in the United States and internationally, except Nigeria (the "Export Fee"). Xechem also issued Alembic a warrant to purchase 10,000,000 shares of Xechem's common stock at an exercise price of $0.20 per share (the "Warrant"). Alembic also agreed to provide certain production and regulatory compliance personnel to assist Xechem Nigeria, which services would be compensated upon terms agreeable to the parties (the "Services"). The company also gave Alembic the right of first offer regarding the licensing of any distribution rights with respect to NICOSAN(TM)/HEMOXIN(TM) in the territory of Africa and India (the "Distribution Rights").

Pursuant to the Termination Agreement entered into between the parties on December 22, 2005, all existing agreements and understandings between Xechem and Xechem Nigeria, on the one hand and Alembic on the other regarding the Cooperation Agreement, the MOU and the Old Note were terminated, including the Investment Fee, the Export Fee, the Warrant, the Services and the Distribution Rights. Notwithstanding the foregoing, the parties agreed that the provisions addressing the disclosure of confidential information, non-circumvention, confidentiality and nonsolicitation shall not be terminated and shall remain in full force and effect.

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

At December 31, 2005 we had a balance of $3,000,000 from this loan and $175,400 in accrued interest. In January 2006, from the proceeds received from the BMS settlement, $1,000,000 of principal and $190,700 of accrued interest was paid. As of June 30, 2006, we have a balance of $2,000,000 in principal and $69,800 in accrued interest.

E) In 2005 and cumulatively, five non-related parties loaned to the Company a total of $50,000 and $65,000, respectively, for six months to one year with an interest rate of 8% - 12%. The individuals also received five year stock warrants to purchase a total of 1,900,000 shares of common stock at $.01 per share.

In May 2006 an individual loaned $30,000 to the Company for six months with an interest rate of 10%. A note was issued convertible into shares of common stock at $0.0117 per share for a total of approximately 2,564,103 shares excluding interest. The individual also received a five year option to purchase a total of 300,000 shares of common stock at $0.0117 per share. At June 30, 2006, accrued interest totaled $9,800.

F) Over the period from February 22, 2006 through May 10, 2006, Marjorie Chassman ("Chassman") infused $780,000 into Xechem. The note will be issued to Chassman in the amount of $780,000, it will bear interest at 8% and is due May 31, 2008. The note is convertible into shares of common stock at $0.005 per share (approximately 156,000,000 shares, excluding interest, which is also convertible into stock at $0.005 per share). The loan has not been documented at this time.

In June 2006, Chassman infused $200,000 into Xechem. The note will be issued to Chassman in the amount of $200,000, it will bear interest at 8% and is due May 31, 2008. The note is convertible into shares of common stock at $0.01 per share (20,000,000 shares, excluding interest, which is also convertible into stock at $0.01 per share). The loan has not been documented at this time.

Chassman agreed to loan $1,025,000 to Xechem, in two tranches, one in the amount of $500,000 and the other in the amount of $525,000, which were received by June 20, 2006. The note converts into shares of common stock at $0.015 per share (approximately 66,666,667 shares, excluding interest). The note bears interest at 8% and is due May 31, 2008. As additional consideration for infusion of the capital, Xechem will issue Chassman 66,666,667 warrants, exercisable at $0.02 per share for a period of 5 years. In addition, Chassman has agreed to extend the due date on all existing notes held by the company to May 31, 2008. The loan has not been documented at this time.

(G) On May 31, 2006, Nigeria Export-Import Bank (NEXIM) funded a direct loan to our wholly-owned subsidiary, Xechem Pharmaceutical Nigeria, Ltd. (Xechem Nigeria).

The loan is in the principal amount of 150,000,000 Naira or approximately One Million Two Hundred Thousand Dollars (US) ($1,200,000). The loan proceeds are to be used primarily to facilitate the full-scale commercial production of NICOSAN(TM) through the expansion and integration of existing production facilities at the company's research and production facilities at Sheda Science and Technology Complex, Gwagwalada-Abuja. The loan facility will extend for a period of up to three years, with no principal payments due during the first year. The loan facility bears interest at the rate of 15% per year, payable during the first year in installments in November 2006 and May 2007. Thereafter, the loan facility will be repaid through four consecutive semi-annual installments of principal and interest with the first repayment (of approximately $400,000 US) occurring on November 29, 2007. The loan facility is secured by: (a) an all assets debenture on the assets of the company which has been incorporated into a trust for all lenders to be managed by Diamond Trustees Company; (b) personal guaranty issued by the CEO, Dr. Ramesh Pandey, backed by a notarized statement of net worth; and (c) promissory notes.

Xechem Nigeria is obligated to pay the following fees: (a) a facility fee of 1% flat on the facility amount or 1,500,000 Naira (approximately $12,500 US); (b) a management fee of 0.5% flat on the principal amount outstanding from time to time, payable annually on the anniversary of the facility; and (c) a monitoring fee of 100,000 Naira (approximately $800 US), payable annually on the anniversary of the facility. Nexim reserves the right to vary the rates as dictated by market realities.

[8] Notes Payable to Related Parties

During the six months ended June 30, 2006, we made no payments to reduce the outstanding December 31, 2005 principal of $1,249,000. In the period from January 1, 2006 through May 31st, 2006, the Company's CEO agreed to deliver a series of Convertible Debt instruments in the aggregate principal amount of approximately $712,138, together with warrants, subject to board approval, which approval has not yet been granted. It is anticipated that the notes will bear interest at the rate of 8% -12 %, and be convertible into shares of common stock at a rate from $0.005 to $0.0253, for a total conversion of approximately 108,242,924 shares (excluding interest conversion figures). The Company also anticipates issuing to these lenders warrants to purchase 51,936,000 shares of our common stock, exercisable from $0.005 to $0.0253 per share, as part of the consideration for the funding of the loans. In the three month period ended June 30, 2006, a former employee converted $35,000 in deferred compensation to a loan and four loans totaling $157,000 were received from related parties for six months to one year with an interest rate of 8-12%. The individuals also received five year stock options to purchase a total of 14,850,000 shares of common stock at prices ranging from $0.005 to $0.0253 per share. The monies were advanced by the lenders in anticipation of receipt of the board approval. In each case, the proposed lenders are believed to be "accredited investors" and/or "sophisticated investors" not affiliated with us unless otherwise noted, and funding the monies with an investment intent, and not with a view toward distribution. Of the proposed lenders, 5 of the 14 are relatives of an affiliate, and all have had preexisting relationships with us. We expect that the issuance of the above securities will be issuable pursuant to exemptions under Section 4(2) of the Securities Act or Regulation D promulgated thereunder. There will be no commissions payable in connection with any of the proposed placements. As of June 30, 2006, we had accrued interest totaling $15,800 and $253,000 for the six months and cumulatively, to related parties.

Notes Payable - Related Party consists of the following:

                                                      As of
                                                  June 30, 2006
                                                  -------------
Loans Payable - Dr. Renuka Misra                    $  448,000
Loans Payable - Beverly Robbins                        390,000
Loans Payable - Xechem China                           140,000
Loans Payable - Former Employee                         45,000
Loans Payable - Dr. Pandey                             125,000
Loans Payable - Family Members of Dr. Pandey           293,000
                                                    ----------
Total Notes Payable - Related Party                 $1,441,000
Less Current Portion                                 1,176,000
                                                    ----------
  Total Long-Term Notes Payable                     $  265,000
                                                    ==========

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

[10] Net Income (Loss) Per Share

Net income (loss) per share is presented under SFAS No. 128 "Earnings Per Share." Under SFAS No. 128, basic net income (loss) per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. Under SFAS No. 128, diluted net income per share is computed by dividing net income available to common stock shareholders by the weighted average share of common stock outstanding for the period and including dilution that would occur upon the exercise of conversion of all dilutive securities into common stock. As of June 30, 2006, the potentially dilutive securities totaled approximately 2.152 billion shares of common stock, which exceeds the authorized number of common shares of 1.950 billion. A shareholders meeting is planned in October 2006 and approval will be sought to increase the authorized number of common shares.

[11] Stock Options and Warrants

Options - During the six months ended June 30, 2006 and 2005, options were granted to purchase 73,786,000 and 4,150,000 shares, respectively.

Warrants - During the six months ended June 30, 2006 and 2005, warrants for 66.6 and 52.3 million shares were granted, respectively.

The warrants issued in 2005 contained non-dilution features related to number of shares to be exercised as well as exercise price due to subsequent financing conducted by the Company. The original 52.3 million shares exercisable at $0.015 per share were exercised in July 2006. A net total of 77.7 million shares were issued at $0.0099 per share in a cashless exercise.

In June 2006, in connection with certain Bridge Loan Financing, we granted 5-year warrants to purchase 66.7 million shares of our common stock at an exercise price of $0.02 per share. (see Note 3).

[12] Common Stock

In the three and six months ended June 30, 2006, we issued 349,575,487 and 857,050,457, respectively, shares of Common Stock upon conversion by holders of Xechem debt (in the form of principal and interest) into common stock at conversion rates between $.0025 - $.0075 per share. (see Note 7).

In the three months ended June 30, 2006, holders of 5,188 shares of Xechem Class C, Series 7 Preferred Stock converted into 25,943,243 shares of common stock.

In the three months ended June 30, 2006, the Company received $35,000 for the exercise of warrants into 14,000,000 shares of common stock. (see Note 7B).

In the three months ended June 30, 2006, pursuant to a Term Sheet with Chassman, 15,000,000 shares of common stock were issued. (see Note 7C).

[13] Stock-Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123-R "Share-Based Payment" using the modified prospective method. SFAS No. 123-R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting SFAS No. 123-R, we recognized compensation cost for all share-based payments granted after January 1, 2006, plus any awards granted to employees prior to January 1, 2006 that remain unvested at that time. Under this method of adoption, no restatement of prior periods is made.

Prior to January 1, 2006 we recognized the cost of employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued Employees" (APB 25). APB 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for substantially of all our equity based awards was measured under APB 25 on the date the shares were granted. Under APB 25, no compensation expense was recognized for stock options.

There was no stock based compensation expense related to stock options during the first six months of 2006 as no options were granted nor did any options vest during the six months period. There was no recognized tax benefits during the quarter ended June 30, 2006.

For the three and six months ended June 30, 2006 had the cost of employee services received in exchange for equity instruments been recognized based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R, our net income and earnings per share would have been impacted as shown in the following table:

                                                           Three Months Ended          Six Months Ended
                                                                June 30,                    June 30,
                                                        -----------------------   ----------------------------
                                                           2006          2005        2006            2005
                                                        -----------    --------   -----------    -------------
Net Income (loss), as reported                          $(2,730,000)   $461,000   $(4,522,000)   $  (4,892,000)

Stock-based employee compensation expense under fair
  value method, net of related tax effects                        0           0             0                0
                                                        -----------    --------   -----------    -------------
Pro forma net income (loss)                             $(2,730,000))  $461,000   $(4,522,000)   $  (4,892,000)
                                                        ===========    ========   ===========    =============

Income (loss) per share:
    Basic, as reported                                  $     (0.00)   $   0.00   $     (0.01)   $       (0.02)
                                                                                  ===========    =============
    Basic, pro forma                                    $     (0.00)   $   0.00   $     (0.01)   $       (0.02)
                                                        ===========    ========   ===========    =============

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

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 provides the framework for fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishing a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 further amends FASB 140 to eliminate the prohibition of a qualifying special-purpose entity's holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance in SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and which concentration of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for financial instruments acquired or issued after the beginning of any entity's first fiscal year that begins after September 15, 2006. SFAS 155 is not expected to have a material impact on our consolidated financial statements.

In March 2006, FASB issued Statement No. 156 ("FASB 156"), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. FASB 156 requires the recognition of a servicing asset of servicing liability under certain circumstances when an obligation to service a financial asset by entering into a service contract. FASB 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. FASB 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. FASB 156 is not expected to have a material effect on our consolidated financial statements.

[15] Subsequent Events

Xechem Pharmaceuticals Nigeria received approval on July 3rd, 2006 from Nigeria's drug regulatory authority, the National Agency for Food and Drug Administration and Control (NAFDAC), for the marketing and sale of NICOSAN(TM), for the prophylactic management of Sickle Cell Disease (SCD). The approval is for an initial term of two years, which will allow Xechem Nigeria to complete confirmatory Phase III clinical trials in Nigeria. During that two year period, Xechem Nigeria faces no restrictions on its ability to market and sell the drug in Nigeria.

Xechem Nigeria which has been producing the drug in limited quantities at its pilot scale facility in Abuja, Nigeria has broken ground for a new state-of-the-art commercial scale production facility and accelerated the facility's construction schedule. The financing for this first phase of construction was supplied by Nigerian Export-Import (NEXIM) Bank, which loaned Xechem Nigeria N150 Million Naira (US$1.2 million) in June of this year. We estimate that the expanded facility will be fully operational within 9-12 months.

Item 2. Management's Discussion and Analysis.

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Overview

      Xechem International, Inc., a Delaware corporation, is the holder of all of the capital stock of Xechem, Inc., a development stage biopharmaceutical company engaged in the research, development, and production of niche generic and proprietary drugs from natural sources. Xechem, Inc. was formed in March 1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.), a publicly traded company. Xechem Laboratories (formed in 1993), XetaPharm, Inc. (formed in 1996), Xechem (India) Pvt. Ltd. (acquired in 1996), Xechem Pharmaceuticals Nigeria Ltd. (formed in
2002), and Xechem UK, Ltd. (formed in 2005) are our subsidiaries. Xechem Pharmaceutical China, Ltd. (formed in 2000) is an inactive affiliate. Our principal product under development is NICOSAN(TM)/HEMOXIN(TM) which has shown efficacy in the treatment in Sickle Cell Disease. The development and production of NICOSAN(TM)/HEMOXIN(TM) is being conducted through Xechem Nigeria.

We are in the process of expanding our production facility in Nigeria for our Sickle Cell drug, NICOSAN(TM), and preparing for the clinical testing and trials of HEMOXIN(TM) in the United States. We anticipate that expenses will increase, with the expansion of our operations and marketing efforts, as described more fully herein. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. In order to pursue these activities, we must obtain additional financing, whether in the form of loans or equity infusions. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

Results of Operations


The Six months Ended June 30, 2006 vs. The Six months Ended June 30, 2005

      The following table sets forth certain statement of operations data for the cumulative period from inception (March 15, 1990) to June 30, 2006 and for each of the six months ended June 30, 2006 and June 30, 2005.

                                                              Cumulative
                                          Six months Ended   Inception to
                                              June 30,         June 30,
                                         -----------------   ------------
                                           2006      2005        2006
                                         -------   -------   ------------
                                           (in thousands)
Revenue                                  $     2   $     3     $  2,123
Research and Development Expense         $   834   $   473     $ 15,486
General and Administrative Expenses      $ 2,831   $ 1,650     $ 27,083
Writedown of Inventory And Intangibles   $    --   $    --     $  1,861
Loss from Operations                     $(3,663)  $(2,120)    $(42,307)
Other Income (Expense)                   $  (859)  $(2,772)    $(36,131)
Net Loss before Income Taxes             $(4,522)  $(4,892)    $(78,438)
Income Tax Benefit                       $    --   $    --     $  2,636
Net Loss before Income Taxes             $(4,522)  $(4,892)    $(75,802)

Revenue

We had revenues of $2,000 for the six months ended June 30, 2006 as compared to $3,000 for the six months ended June 30, 2005. This represents the product sales by our subsidiary Xetapharm, Inc.

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

In the six months ended June 30, 2006, our research and development expenditures increased by $361,000 to $834,000. In the six months ended June 30, 2006, our costs associated with the development of our Sickle Cell Disease drug NICOSAN(TM) totaled $611,000, an increase of $396,000, as compared to the same period for 2005. Other major expenses for the six months ended June 30, 2006 were: (a) salaries and wages of our research personnel which were approximately $113,000 for the six months ended June 30, 2006, as compared to approximately $125,000 for the six months ended June 30, 2005; (b) repairs and maintenance were $33,000 for the six months ended June 30, 2006 as compared to $45,000 for the six months ended June 30, 2005; (c) purchase discounts were $0 for the six months ended June 30, 2006 as compared to $17,000 for the six months ended June 30, 2005; (d) professional development was $0 for the six months ended June 30th, 2006 as compared to $5,000 for the six months ended June 30, 2005; (e) depreciation expense was $71,000 for the six months ended June 30, 2006 as compared to $84,000 for the six months ended June 30, 2005; and (f) other fees decreased $10,000 from $14,000 for the six months ended June 30, 2005 to $4,000 for the six months ended June 30, 2006.

We anticipate expenses to increase with the expansion of our production facility in Nigeria for our Sickle Cell drug, NICOSAN(TM), and the clinical testing and trials of HEMOXIN(TM) in the United States. In order to pursue these activities, we must obtain additional financing. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

General and Administrative

General and administrative expenses increased by $1,181,000 or 72% to $2,831,000 for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The increase was primarily due to legal costs of approximately $1,485,000 paid as part of the Xechem, Inc. and Xechem International, Inc. vs. Bristol-Myers Squibb Company, 03 C 1920 lawsuit settlement. In return for Xechem's full release of all claims that were or could have been asserted against BMS in connection with the case, BMS agreed to pay us $4,200,000 and further agreed to release us from all claims BMS could have asserted against us in the case. Legal fees and costs totaled approximately $1,485,000.

The other major expenses for the six months ended June 30, 2006 were: (a) salaries and wages of approximately $527,000 a decrease of approximately $16,000 or 3% as compared to 2005; (b) consulting fees which decreased to $53,000 for the six months ended June 30, 2006 as compared to $165,000 for the six months ended June 30, 2005; (c) rent expense increased $6,000 from $88,000 for the six months ended June 30, 2005 to $94,000 for the six months ended June 30, 2006 ;
(d) legal fees totaled $227,000 in 2006, as compared to $204,000 in 2005, an increase of $23,000; (e) directors and officers insurance decreased $10,000 from $61,000 for the six months ended June 30, 2005 to $51,000 for the six months ended June 30, 2006; (f) medical and property insurance decreased $34,000 from $91,000 for the six months ended June 30, 2005 to $57,000 for the six months ended June 30, 2006 ; (g) advertising expense increased approximately $27,000 from $3,000 for 2005 as compared to $30,000 in 2006; (h) private placement cost totaled $0 in 2006, as compared to $157,000 in 2005; (i) accounting fees increased approximately $44,000 from $23,000 in 2005 to $67,000 in 2006; (j) travel expenses decreased approximately $32,000 from $118,000 in 2005 to $86,000 in 2006; (k) professional services decreased $10,000 from $17,000 in 2005 to $7,000 in 2006; and (l) other expenses decreased $32,000 from $178,000 for the six months ended June 30, 2005 to $146,000 for the six months ended June 30, 2006.

Interest expense for non-related parties equaled approximately $5,000,000 for the six months ended June 30, 2006, an increase of approximately $3,699,000 as compared to the six months ended June 30, 2005. The increase in expense was the result of additional debt incurred in 2005 and 2006 of which approximately $3,933,000 was non-cash in nature and represented the beneficial conversion feature of the debentures. Interest expense for related parties was approximately $61,000 for the six months ended June 30, 2006 as compared to $45,000 for the six months ended June 30, 2005 due to increased indebtedness. For the six months ended June 30, 2006, we had $4,201,679 of other income, as compared to $67,000 of other expense for the six months ended June 30, 2005, which was a result of Xechem, Inc. and Xechem International, Inc. vs. Bristol-Myers Squibb Company, 03 C 1920 lawsuit settlement. In return for our full release of all claims that were or could have been asserted against BMS in connection with the case, BMS agreed to pay us $4,200,000 and further agreed to release us from all claims BMS could have asserted against us in the case.

We anticipate expenses to increase for the remainder 2006 with the expansion of our production facility in Nigeria for our Sickle Cell drug, NICOSAN(TM), and the commencement of clinical testing and trials of HEMOXIN(TM) in the United States. We anticipate that general and administrative expenses will increase, with the expansion of our operations and marketing efforts. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. The exact number and nature of persons hired and our expenses for such persons will depend on many factors, including the capabilities of those persons who seek employment with us and the availability of additional funding to finance these efforts.

We are in the process of expanding our production facility in Nigeria for our Sickle Cell drug, NICOSAN(TM), and preparing for the clinical testing and trials of HEMOXIN(TM) in the United States.

We expect to incur continued costs related to the expansion of our production facility in Nigeria for our Sickle Cell drug, NICOSAN(TM), and the clinical testing and trials of our new drug HEMOXIN(TM) in the United States. In order to pursue these activities, we must obtain additional financing. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

Liquidity and Capital Resources; Plan of Operations

On June 30, 2006, we had cash and cash equivalents of $1,480,000, negative working capital of $3,539,000 and stockholders' deficit of $75,802,000.

As a result of our net losses through December 31, 2005 and accumulated deficit since inception, our accountants, in their report on our financial statements for the year ended December 31, 2005, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of June 30, 2006. With respect to NICOSAN(TM)/HEMOXIN(TM), Xechem Nigeria has now launched the drug in Nigeria on a limited basis and is now in the process of scaling-up its production facility to meet the expected demand for the product. We also plan to pursue the FDA approval process for HEMOXIN(TM) in the United States, including conducting pre-clinical and clinical trials in the United States as required for Food and Drug Administration (FDA) approval. These planned activities are entirely dependent on financing. There can be no assurances that the required funding will be obtained or that we will succeed in our efforts to complete the full scale production facility, to produce, market and sell large scale quantities of the drug in Nigeria or to launch the drug in the United States.

In order to meet these cash needs, we have entered into the following recent financing agreements:

(1) On December 13, 2005, we entered into an agreement in principle concerning the settlement of the Xechem, Inc. and Xechem International, Inc. vs. Bristol-Myers Squibb Company, 03 C 1920 lawsuit.

In return for our full release of all claims that were or could have been asserted against BMS in connection with the case, BMS agreed to pay us $4,200,000 and further agreed to release us from all claims BMS could have asserted against us in the case. Each party agreed to bear their own costs, fees and expenses. Further, BMS agreed to waive the $29,599 fee award granted by the Court on September 7, 2005. BMS made the settlement payment to us in January 2006.

After payment of legal fees, costs, interest due on prior financings and prorations, we received approximately $1,700,000 from this settlement.

(2) The various agreements with Alembic Limited were restructured in December 2005 (See Note 7D). In accordance with the terms of the restructured loan, in January 2006, from the proceeds from the BMS settlement, $1,000,000 of principal and $190,700 of accrued interest was paid to Alembic. The remaining principal balance of $2,000,000 due on the Alembic Promissory Note, together with unpaid interest and certain other fees, is due and payable December 31, 2006.

(3A) On May 31, 2006, Nigeria Export-Import Bank (NEXIM) funded a direct loan to our wholly-owned subsidiary, Xechem Pharmaceuticals Nigeria, Ltd. (Xechem Nigeria).

The loan is in the principal amount of 150,000,000 Naira or approximately One Million Two Hundred Thousand Dollars (US) ($1,200,000). The loan proceeds are being used primarily to facilitate the full-scale commercial production of NICOSAN(TM) through the expansion and integration of existing production facilities at the company's research and production facilities at Sheda Science and Technology Complex, Gwagwalada-Abuja. The loan facility will extend for a period of up to three years, with no principal payments due during the first year. The loan facility bears interest at the rate of 15% per year, payable during the first year in installments in November 2006 and May 2007. Thereafter, the loan facility is to be repaid through four consecutive semi-annual installments of principal and interest with the first repayment (of approximately $400,000 US) occurring on November 29, 2007. The loan facility is secured by: (a) an all assets debenture on the assets of the company which has been incorporated into a trust for all lenders to be managed by Diamond Trustees Company; (b) personal guaranty issued by the CEO, Dr. Ramesh Pandey, backed by a notarized statement of net worth; and (c) promissory notes.

Xechem Nigeria is obligated to pay the following fees: (a) a facility fee of 1% flat on the facility amount or 1,500,000 Naira (approximately $12,500 US); (b) a management fee of 0.5% flat on the principal amount outstanding from time to time, payable annually on the anniversary of the facility; and (c) a monitoring fee of 100,000 Naira (approximately $800 US), payable annually on the anniversary of the facility. Nexim reserves the right to vary the rates as dictated by market realities. Nexim is also entitled to name a director to the Xechem Nigeria board of directors pending the repayment of the facility.

(3B) We are in negotiations with UPS Capital Business Credit to obtain financing in the sum of $8,253,000 for our pharmaceutical project in Nigeria. In March 2006, we paid a $50,000 non-refundable good faith deposit to UPS and the loan facility proposal is being processed under the U.S. Ex-Im ("Ex-Im") Bank Loan Guarantee Program. There are a number of requirements, among others, of the loan facility, including the provision of a Nigerian bank guarantee in the amount of the proposed loan, from an approved Nigerian-based bank.

While we are in the process of satisfying all such requirements, there can be no assurance we will be successful in doing so. Upon completion of all statutory and other requirements for the loan, including an acceptable local bank guarantee, a formal request will be submitted by UPS Capital to Ex-Im Bank for the credit guarantee approval. If Ex-Im Bank provides the loan guarantee, UPS Capital will be authorized to disburse the funds to us.

There is no way to predict whether Ex-Im will grant final credit guarantee approval or whether UPS will provide its approval to fund the loan to us. Without this loan, or alternative capitalization, including possible additional local financing from Nexim Bank in Nigeria, we have not identified alternative sources to fully fund the Nigerian Pharmaceutical Project or our ongoing operations. In the event the loan is obtained, we estimate that there will be additional expenses associated with the completion of the Nigerian facility and start-up of production. We are hopeful that these additional monies can come from potential local financing in Nigeria (debt, equity and/or possible prepayment for product or other product sales) and/or from potential domestic funding sources, although no commitments have been obtained for such funding. In the event all of such financing can be obtained, we have the further risk that cost overruns and/or delays in bringing the product to market could adversely impact execution of our business plan.

(4) In the six months ended June 30, 2006, holders of Xechem debt converted Xechem debt (in the form of principal and interest) in the aggregate amount of $3,652,000 ($3,461,000 of which is principal and $191,000 of which is interest) into 857,050,000 shares of Xechem's common stock (exercised at conversion rates between $0.0025 - $0.0075 per share). The total conversions in the six months ended June 30, 2006 represented approximately 67% of Xechem's issued and outstanding stock as of June 30, 2006.

(5) Over the period from February 22, 2006 through May 10, 2006, Marjorie Chassman ("Chassman") infused $780,000 into Xechem. The note will be issued to Chassman in the amount of $780,000, it will bear interest at 8% and is due May 31, 2008. The note is convertible into shares of common stock at $0.005 per share (approximately 156,000,000 shares, excluding interest, which is also convertible into stock at $0.005 per share). The loan has not been documented at this time.

Over the period from June 2, 2006 through June 5, 2006, Chassman infused $200,000 into Xechem. The note will be issued to Chassman in the amount of $200,000, it will bear interest at 8% and is due May 31, 2008. The note is convertible into shares of common stock at $0.01 per share (20,000,000 shares, excluding interest, which is also convertible into stock at $0.01 per share). The loan has not been documented at this time.

Chassman agreed to loan $1,025,000 to Xechem, in two tranches, one in the amount of $500,000 and the other in the amount of $525,000, which were received by June 20, 2006. The note is convertible into shares of common stock at $0.015 per share (approximately 66,666,667 shares, excluding interest). The note bears interest at 8% and is due May 31, 2008. As additional consideration for infusion of the capital, Xechem will issue Chassman 66,666,667 warrants, exercisable at $0.02 per share for a period of 5 years. In addition, Chassman has agreed to extend the due date on all existing notes held by the company to May 31, 2008. The loan has not been documented at this time.

(6) In the second quarter 2005, four loans totaling $157,200 and one loan totaling $30,000 were made to the Company by related parties and one unrelated party, respectively. The notes issued for these loans are convertible into shares of common stock at $0.0103 - $0.0125 per share (28,990,093 shares, excluding interest). The terms of these notes range from one month to one year with extensions and interest rates of 10-12%. The individuals also received five year stock options to purchase a total of 14,800,000 shares of common stock at market prices ranging from $0.0103 to $0.0125 per share.

(7) Xechem Nigeria received approval on July 3rd, 2006 from Nigeria's drug regulatory authority, the National Agency for Food and Drug Administration and Control (NAFDAC), for the marketing and sale of NICOSAN(TM), for the prophylactic management of Sickle Cell Disease (SC). The approval is for an initial term of two years, which will allow Xechem to complete confirmatory Phase III clinical trials in Nigeria. The company faces no restrictions on its ability to market and sell the drug in Nigeria. Initially it is not anticipated that revenues will be significant but they should help in covering a portion of the costs of the operation.

We expect to continue our development efforts with respect to antifungal, anticancer, antiviral (including anti-AIDS) and anti-inflammatory compounds, as well as anti-aging and memory enhancing compounds. Although we do not expect product revenues from these sources in 2006, we anticipate that these development activities may allow us to enter into more favorable licensing and/or investment arrangements.

We plan to secure financing through various loans and bridge financings, which we feel will meet our current needs, provided the funding of such loans is fully adhered to. We will need to generate funds from operations and/or debt and equity funding sources to enable us to repay such loans and our other outstanding debt.

We are attempting to raise outside financing through the issuance of debt or equity securities or other instruments, although no agreements are currently in place.

In addition, we have issued, and plan to continue issuing equity securities, where possible, to obtain services, without expending cash. We also plan to continue receiving cash from the sale of our New Jersey net operating losses.

Our planned activities will require the addition of new personnel, including management, and the continued development of expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Further, if we receive regulatory approval for any of our products in the United States or elsewhere, we will incur substantial obligations to develop manufacturing, sales and marketing capabilities and/or subcontract or joint venture these activities with others. There can be no assurance that we will ever recognize revenue or profit from any such products. In addition, we may encounter unanticipated problems, including developmental, regulatory, manufacturing or marketing difficulties, some of which may be beyond our ability to resolve. We may lack the capacity to produce our products in-house and there can be no assurances that we will be able to locate suitable contract manufacturers or be able to have them produce products at satisfactory prices.

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

Item 3. Control and Procedures

Evaluation of Disclosure Controls and Procedure

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer/chief financial officer, as of June 30, 2006, and have concluded that as of June 30, 2006, these disclosure controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that we file with or submit to the United States Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.

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

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - 8-K - Other Reportable Events On August 16, 2006, the Company issued a press release in response to shareholders' questions. A copy of this press release is attached to this Form 10-QSB as Exhibit 99.1 and is incorporated in its entirety in this Item 5 (a) disclosure by reference.

Item 6.  Exhibits

         31 Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification Pursuant to 18 U.S.C., Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.1     August 16, 2006 Press Release

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 21, 2006                        XECHEM INTERNATIONAL, INC.


                                             /s/ Ramesh C. Pandey
                                             -----------------------------------
                                             Ramesh C. Pandey, Ph.D.
                                             Chairman/Chief Executive Officer