Form 10QSB
period 2006-09-30
XECHEM INTERNATIONAL INC
filed 2006-11-14
CIK 919611

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2006
                               ---------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------   ---------------

For Quarter Ended             Commission File Number  0-23788
                  -----------                         --------

                           Xechem International, Inc.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       22-3284803
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Bldg. B, Suite 310, New Brunswick, NJ          08901
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code      (732) 247-3300
                                                   ------------------------


(Former name, former address and former fiscal year, if changed since last report.)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Number of shares outstanding of the issuer's common stock, as of October 31, 2006, was 1,427,714,915 shares.

Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

                    XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                     Page No.

PART I. FINANCIAL INFORMATION ...........................................3

Item 1. Consolidated Balance Sheet as of
         September 30, 2006 [Unaudited] .................................4

        Consolidated Statements of Operations
          For the three and nine months periods ended
          September 30, 2006 and 2005 and for
          the period from March 15,1990 (inception)
          to September 30, 2006 [Unaudited] .............................5

        Consolidated Statement of Stockholders' Equity
          from March 15, 1990
          (inception) to September 30, 2006 [Unaudited]..................6

        Consolidated Statements of Cash Flows
          For the nine months periods ended September 30,
          2006 and 2005 and for the period from March 15, 1990
          (inception) to September 30, 2006  [Unaudited] ...............14

        Notes to Consolidated Financial Statements [Unaudited]..........16

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations  ................33

Item 3.     Controls and Procedures.....................................40


PART II.    OTHER INFORMATION ..........................................42

Item 1. Legal Proceedings ..............................................42

Item 2. Changes in Securities  .........................................42

Item 3. Defaults Upon Senior Securities ................................42

Item 4. Submissions of Matters to a Vote of Security Holders ...........42

Item 5. Other information ..............................................43

Item 6. Exhibits .......................................................43

Signatures and Certifications ..........................................44

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

            XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED BALANCE SHEET

                              ASSETS                                           September 30, 2006
                                                                               ------------------
                                                                                   (Unaudited)
CURRENT ASSETS
   Cash                                                                        $          274,000
   Prepaid expenses and other current assets                                              227,000
                                                                               ------------------

   Total Current Assets                                                                   501,000

   Equipment, less accumulated depreciation of $1,262,000                               2,447,000
   Leasehold improvements, less accumulated amortization of $891,000                      124,000
   Deposits                                                                                31,000
                                                                               ------------------

TOTAL ASSETS                                                                   $        3,103,000
                                                                               ==================

               LIABILITIES & STOCKHOLDERS' [DEFICIT]
CURRENT LIABILITIES
   Accounts payable                                                            $        1,359,000
   Accrued expenses to related parties                                                    384,000
   Accrued expenses to others                                                             941,000
   Note payable to bank                                                                    55,000
   Notes payable to related parties                                                     1,176,000
   Notes payable others                                                                 2,095,000
   Other current liabilities                                                               63,000

                                                                               ------------------
     Total Current Liabilities                                                          6,073,000

Notes payable to related parties                                                          265,000
Notes payable, net of discount of $1,715,000                                            2,504,000
Other liabilities                                                                          37,000

                                                                               ------------------
TOTAL LIABILITIES                                                                       8,879,000

COMMITMENTS AND CONTINGENCIES                                                                  --

STOCKHOLDERS' (DEFICIT)
   Class A voting preferred stock, $.00001 par value, 2,500 shares
     authorized; 2,500 shares issued and outstanding                                           --
   Class B 8% convertible preferred stock, $.00001 par value, 1,150 shares
     authorized; none outstanding                                                              --
   Class C preferred stock,$ .00001 par value, 49,996,350 shares authorized;
     35,894 issued and outstanding                                                             --
   Common stock, $.00001 par value 1,950,000,000 shares authorized;
   1,427,714,915 issued and outstanding                                                    13,000
   Additional paid in capital                                                          72,065,000
   Deficit accumulated during development stage                                       (77,854,000)
                                                                               ------------------

     Total Stockholders' (Deficit)                                                     (5,776,000)
                                                                               ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                  $        3,103,000
                                                                               ==================

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                 ----------------------------------    ----------------------------------
                                                       2006               2005               2006               2005
                                                 ---------------    ---------------    ---------------    ---------------
Revenues:                                        $        80,000    $         1,000    $        81,000    $         4,000

Expenses:
   Research and development                            1,240,000            192,000          1,596,000            665,000
   General and administrative                          1,550,000            590,000          3,608,000          2,240,000
   Writedown of inventory
      and intangibles                                         --                 --                 --                 --
                                                 ---------------    ---------------    ---------------    ---------------
                                                       2,790,000            782,000          5,204,000          2,905,000
                                                 ---------------    ---------------    ---------------    ---------------

   Loss from Operations                               (2,710,000)          (781,000)        (5,123,000)        (2,901,000)
                                                 ---------------    ---------------    ---------------    ---------------

Other Income(Expense) - Net:

   Interest Expense - Related Parties                    (67,000)           (22,000)           (90,000)           (67,000)

   Interest Expense - Others                          (2,010,000)          (340,000)        (5,566,000)        (1,641,000)

   Other                                                   5,000            (99,000)         4,205,000           (166,000)

   Gain from Sale of Affiliate's Stock                        --                 --                 --          2,930,000

   Share of Net Loss from Affiliate                           --                 --                 --         (4,287,000)
                                                 ---------------    ---------------    ---------------    ---------------
                                                      (2,072,000)          (461,000)        (1,451,000)        (3,231,000)
                                                 ---------------    ---------------    ---------------    ---------------

Net Loss before Income Benefit                        (4,782,000)        (1,242,000)        (6,574,000)        (6,132,000)

Income Tax Benefit                                            --                 --                 --                 --
                                                 ---------------    ---------------    ---------------    ---------------

   Net (Loss)                                    $    (4,782,000)   $    (1,242,000)   $    (6,574,000)   $    (6,132,000)
                                                 ===============    ===============    ===============    ===============

Basic & diluted income/(loss) per common share   $         (0.00)   $         (0.00)   $         (0.01)   $         (0.02)
                                                 ===============    ===============    ===============    ===============
Weighted average number of common shares
outstanding - Basic & Diluted                      1,146,194,224        259,668,718        902,165,456        259,668,718
                                                 ===============    ===============    ===============    ===============

                                                      Cumulative from
                                                       MARCH 15, 1990
                                                   (Date of Inception) to
                                                        SEPTEMBER 30,
                                                   ----------------------
                                                           2006
                                                   ----------------------

Revenues:                                          $            2,202,000

Expenses:
   Research and development                                    16,248,000
   General and administrative                                  27,860,000
   Writedown of inventory
      and intangibles                                           1,861,000
                                                   ----------------------
                                                               45,969,000
                                                   ----------------------

   Loss from Operations                                       (43,767,000)
                                                   ----------------------

Other Income(Expense) - Net:

   Interest Expense - Related Parties                          (9,172,000)

   Interest Expense - Others                                  (21,127,000)

   Other                                                        4,233,000

   Gain from Sale of Affiliate's Stock                          2,930,000

   Share of Net Loss from Affiliate                           (13,587,000)
                                                   ----------------------
                                                              (36,723,000)
                                                   ----------------------

Net Loss before Income Benefit                                (80,490,000)

Income Tax Benefit                                              2,636,000
                                                   ----------------------

   Net (Loss)                                      $          (77,854,000)
                                                   ======================

Basic & diluted income/(loss) per common share

Weighted average number of common shares outstanding - Basic & Diluted

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]
--------------------------------------------------------------------------------

                                                                   Common Stock           Unearned      Additional
                                                              Number of                 Compensation      Paid-in
                                                            Shares Issued   Par Value      Expense        Capital
                                                            -------------   ---------   ------------   ------------
Common stock issued to Dr. Pandey in 1990 in
     exchange for equipment recorded at
     transferor's cost                                                 --   $      --   $         --   $    125,000
Laboratory and research equipment contributed to capital
     by Dr. Pandey in 1990 and 1991                                    --          --             --        341,000
Contribution to capital relating to unconsummated
     acquisition in 1992                                               --          --             --         95,000
Exchange of securities of newly formed parent for
     outstanding securities of entities owned by
     Dr. Pandey                                                     1,000          --             --     13,840,000
Initial public offering in 1995 at $5.00 per share,
     less related expenses                                          1,000          --             --      4,543,000
Stock options granted at exercise prices below market:
     1994                                                              --          --             --         51,000
     1995                                                              --          --             --      1,110,000
     1996                                                              --          --             --         18,000
     1997                                                              --          --             --         31,000
Private placements, less related expenses:
     In 1995 at $3.00 per share                                        --          --             --        389,000
     In 1996 at $3.00 per share, net of a related
         66,000 shares returned by Dr. Pandey                          --          --             --         53,000
     In 1997 at $0.05 per share                                    15,000          --             --      2,291,000
Stock issued in 1996 at $0.38 per share upon
     termination of agreement to sell a minority interest
     in a subsidiary                                                   --          --             --        100,000
                                                            -------------   ---------   ------------   ------------
     Totals - Forward                                              17,000   $      --   $         --   $ 22,987,000

                                                              Deficit
                                                            Accumulated
                                                               During          Total
                                                            Development    Stockholders'
                                                               Stage         [Deficit]
                                                            ------------   -------------
Common stock issued to Dr. Pandey in 1990 in
     exchange for equipment recorded at
     transferor's cost                                      $         --   $     125,000
Laboratory and research equipment contributed to capital
     by Dr. Pandey in 1990 and 1991                                   --         341,000
Contribution to capital relating to unconsummated
     acquisition in 1992                                              --          95,000
Exchange of securities of newly formed parent for
     outstanding securities of entities owned by
     Dr. Pandey                                                       --      13,840,000
Initial public offering in 1995 at $5.00 per share,
     less related expenses                                            --       4,543,000
Stock options granted at exercise prices below market:
     s1994                                                            --          51,000
     s1995                                                            --       1,110,000
     s1996                                                            --          18,000
     s1997                                                            --          31,000
Private placements, less related expenses:
     In 1995 at $3.00 per share                                       --         389,000
     In 1996 at $3.00 per share, net of a related
         66,000 shares returned by Dr. Pandey                         --          53,000
     In 1997 at $0.05 per share                                       --       2,291,000
Stock issued in 1996 at $0.38 per share upon
     termination of agreement to sell a minority interest
     in a subsidiary                                                  --         100,000
                                                            ------------   -------------
     Totals - Forward                                       $         --   $  22,987,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]
--------------------------------------------------------------------------------

                                                                   Common Stock           Unearned       Additional
                                                              Number of                 Compensation      Paid-in
                                                            Shares Issued   Par Value      Expense        Capital
                                                            -------------   ---------   ------------   ------------
     Totals - Forwarded                                            17,000   $      --             --   $ 22,987,000

Conversion of preferred stock into common stock
     at $1.25 to $1.75 per share less
     related costs:
     In 1996                                                        1,000          --
                                                                                                          1,995,000
     In 1997                                                       15,000       1,000
                                                                                                          2,131,000
Conversion of debt into common stock in 1996 at
     $0.25 per share                                                   --          --             --        369,000
Stock issued in settlement of a lawsuit in 1996 valued at
  $1.31 per share                                                      --          --             --         33,000
Conversion of Dr. Pandey's preferred stock and debt into
  common stock in 1997 at $0.0625 per share                         6,000          --             --      1,214,000
Other                                                                  --          --             --         16,000
Private placement at $0.05 per share                                4,000          --             --        559,000
Contribution to capital by stockholders of equity
     interest in Xechem India                                          --          --             --         79,000
Conversion of debt into common stock at
     $0.05 per share                                                3,000          --             --        440,000
Return of capital to David Blech or his designees                      --          --             --       (261,000
Sale of common stock in 1999 pursuant to Blech
     agreement at $0.01 per share                                  15,000       1,000             --        444,000
Conversion of debt due related parties in 1999 at
     $0.01 per share                                               15,000          --             --        360,000
Stock issued to directors, employees and consultants
     in 1999 for services valued at $0.037 per share                4,000          --             --        410,000
Capital arising from issuance of Class C Stock (Note 7):
     Series 4                                                          --          --
                                                                                                            400,000
     Series 5                                                          --          --

Net loss from inception to December 31, 1999                           --          --             --             --
                                                            -------------   ---------   ------------   ------------

     Balances At December 31, 1999 - Forward                       80,000   $   2,000   $         --   $ 32,740,000

                                                              Deficit
                                                            Accumulated
                                                               During          Total
                                                             Development    Stockholders'
                                                                Stage         [Deficit]
                                                            ------------    -------------
     Totals - Forwarded                                     $         --    $  22,987,000

Conversion of preferred stock into common stock
     at $1.25 to $1.75 per share less
     related costs:
     In 1996                                                                           --
                                                                      --        1,995,000
     In 1997                                                                           --
                                                                      --        2,132,000
Conversion of debt into common stock in 1996 at
     $0.25 per share                                                  --          369,000
Stock issued in settlement of a lawsuit in 1996 valued at
  $1.31 per share                                                     --           33,000
Conversion of Dr. Pandey's preferred stock and debt into
  common stock in 1997 at $0.0625 per share                           --        1,214,000
Other                                                                 --           16,000
Private placement at $0.05 per share                                  --          559,000
Contribution to capital by stockholders of equity
     interest in Xechem India                                         --           79,000
Conversion of debt into common stock at
     $0.05 per share                                                  --          440,000
Return of capital to David Blech or his designees                     --         (261,000)
Sale of common stock in 1999 pursuant to Blech
     agreement at $0.01 per share                                     --          445,000
Conversion of debt due related parties in 1999 at
     $0.01 per share                                                  --          360,000
Stock issued to directors, employees and consultants
     in 1999 for services valued at $0.037 per share                  --          410,000
Capital arising from issuance of Class C Stock (Note 7):
     Series 4                                                                          --
                                                                      --          400,000
     Series 5                                                                          --
                                                               1,564,000        1,564,000
Net loss from inception to December 31, 1999                 (32,493,000)     (32,493,000)
                                                            ------------    -------------

     Balances At December 31, 1999 - Forward                $(32,493,000)   $     249,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]
--------------------------------------------------------------------------------

                                                                   Common Stock           Unearned       Additional
                                                              Number of                 Compensation      Paid-in
                                                            Shares Issued   Par Value      Expense        Capital
                                                            -------------   ---------   ------------   -------------
     Balances At December 31, 1999 - Forwarded                     80,000   $   2,000   $         --    $ 32,740,000

Stock options exercised at $.01 per share                              --          --             --           4,000
Issuance of 1,500,000 options at $.01 per share
     with a FMV of $ .06 per share for services rendered               --          --             --          75,000

Conversion of Class C preferred stock to common
     Stock                                                         27,000       1,000             --
                                                                                                              (1,000)
Conversion of debt to Stock of Common Stock
     at $0.01 per share                                             5,000          --             --         164,000
Private placement of Stock of Common Stock
     at $0.08 per share                                                --          --             --          80,000
Issuance of Common Stock at $0.096 per share
     for services rendered                                          1,000          --             --         107,000
Stock options exercised at $.01 per share with a
     FMV of $0.076 per share                                           --          --             --           5,000
Conversion of debt to Stock of Common Stock
     at $0.01 per share                                             1,000          --             --          22,000
Stock options exercised at $.01 per share                              --          --             --           1,000
Beneficial Conversion feature of notes payable                         --          --             --         286,000
Charge to operations resulting from Options
     granted to Directors, Consultants and Employees                   --          --             --
                                                                                                             192,000
Unearned Stock Compensation Expense Related to
  Options granted to Directors, Consultants
     and Employees                                                     --          --       (406,000)        406,000
Increase in Equity Interest in Xechem India                            --          --             --          19,000
Net loss for year ended December 31, 2000                              --          --             --              --
                                                            -------------   ---------   ------------    ------------
     Balances At December 31, 2000 - Forward                      114,000   $   3,000   $   (406,000)   $ 34,100,000

                                                               Deficit
                                                             Accumulated
                                                                During          Total
                                                             Development     Stockholders'
                                                                 Stage         [Deficit]
                                                             ------------    -------------
     Balances At December 31, 1999 - Forwarded               $(32,493,000)   $     249,000

Stock options exercised at $.01 per share                              --            4,000
Issuance of 1,500,000 options at $.01 per share
     with a FMV of $ .06 per share for services rendered
                                                                       --           75,000
Conversion of Class C preferred stock to common
     Stock
                                                                       --               --
Conversion of debt to Stock of Common Stock
     at $0.01 per share                                                --          164,000
Private placement of Stock of Common Stock
     at $0.08 per share                                                --           80,000
Issuance of Common Stock at $0.096 per share
     for services rendered                                             --          107,000
Stock options exercised at $.01 per share with a
     FMV of $0.076 per share                                           --            5,000
Conversion of debt to Stock of Common Stock
     at $0.01 per share                                                --           22,000
Stock options exercised at $.01 per share                              --            1,000
Beneficial Conversion feature of notes payable                         --          286,000
Charge to operations resulting from Options
     granted to Directors, Consultants and Employees
                                                                       --          192,000
Unearned Stock Compensation Expense Related to
  Options granted to Directors, Consultants
     and Employees                                                     --               --
Increase in Equity Interest in Xechem India                            --           19,000
Net loss for year ended December 31, 2000                      (1,971,000)      (1,971,000)
                                                             ------------    -------------
     Balances At December 31, 2000 - Forward                 $(34,464,000)   $    (767,000)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]
--------------------------------------------------------------------------------

                                                                   Common Stock           Unearned       Additional
                                                              Number of                 Compensation      Paid-in
                                                            Shares Issued   Par Value      Expense        Capital
                                                            -------------   ---------   ------------   -------------
     Balances At December 31, 2000 - Forwarded                    114,000   $   3,000   $   (406,000)   $ 34,100,000

Stock issued for services rendered                                  2,000          --             --          68,000
Amortization of unearned stock compensation                            --          --        197,000              --
Stock options exercised at $.01 per share                              --          --             --           6,000
Beneficial Conversion feature of notes payable                         --          --             --         216,000
Unearned Stock Compensation Expense Related to
     Options granted to Directors and Employees                        --          --        (75,000)         76,000
Stock Options Granted to Consultants                                   --          --             --          16,000
Stock issued for cancellation of indebtedness                       1,000          --             --          15,000
Stock issued upon conversion of debentures                          9,000       1,000             --          68,000
Net loss for year ended December 31, 2001                              --          --             --              --
                                                            -------------   ---------   ------------    ------------

     Balances At December 31, 2001                                126,000       4,000       (284,000)     34,565,000

Stock issued upon conversion of debentures
     at $.001 per share                                            44,000       1,000             --         188,000
Stock issued for services rendered
     at $.007 per share                                                --          --             --          10,000
Amortization of unearned stock compensation                            --          --         45,000              --
Beneficial conversion feature of notes payable                     52,000          --         52,000
Stock issued upon conversion of debentures
     at $.001 per share                                            20,000       1,000             --          74,000
Amortization of unearned stock compensation                            --          --         44,000              --
Stock options issued at $.006/share:
     16,000,000 options                                                --          --       (160,000)        160,000
Amortization of stock options compensatory
     charge over service period                                        --          --         40,000              --
Stock options exercised at $.006/share                              2,000          --             --          30,000
                                                            -------------   ---------   ------------    ------------

     Totals - Forward                                             192,000   $   6,000   $   (315,000)   $ 35,079,000

                                                               Deficit
                                                             Accumulated
                                                                During          Total
                                                             Development     Stockholders'
                                                                 Stage         [Deficit]
                                                             ------------    -------------
     Balances At December 31, 2000 - Forwarded                (34,464,000)   $    (767,000)

Stock issued for services rendered                                     --           68,000
Amortization of unearned stock compensation                            --          197,000
Stock options exercised at $.01 per share                              --            6,000
Beneficial Conversion feature of notes payable                         --          216,000
Unearned Stock Compensation Expense Related to
     Options granted to Directors and Employees                        --            1,000
Stock Options Granted to Consultants                                   --           16,000
Stock issued for cancellation of indebtedness                          --           15,000
Stock issued upon conversion of debentures                             --           69,000
Net loss for year ended December 31, 2001                      (1,744,000)      (1,744,000)
                                                             ------------    -------------

     Balances At December 31, 2001                            (36,208,000)      (1,923,000)

Stock issued upon conversion of debentures
     at $.001 per share                                                --          189,000
Stock issued for services rendered
     at $.007 per share                                                --           10,000
Amortization of unearned stock compensation                            --           45,000
Beneficial conversion feature of notes payable
Stock issued upon conversion of debentures
     at $.001 per share                                                --           75,000
Amortization of unearned stock compensation                            --           44,000
Stock options issued at $.006/share:
     16,000,000 options                                                --               --
Amortization of stock options compensatory
     charge over service period                                        --           40,000
Stock options exercised at $.006/share                                 --           30,000
                                                             ------------    -------------

     Totals - Forward                                        $(36,208,000)   $ (1,438,000 )

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]
--------------------------------------------------------------------------------

                                                                   Common Stock           Unearned        Additional
                                                              Number of                 Compensation       Paid-in
                                                            Shares Issued   Par Value      Expense         Capital
                                                            -------------   ---------   ------------    ------------
     Totals - Forwarded                                           192,000   $   6,000   $   (315,000)   $ 35,079,000

Beneficial conversion feature of debentures                            --          --             --         148,000
Record value of warrants issued                                        --          --             --         272,000
Beneficial conversion feature of notes payable                         --          --             --          35,000
Stock issued upon conversion of debentures
     at $.001 per share                                            95,000       3,000             --         318,000
Stock issued for services rendered
     at $.003 per share                                             7,000          --             --          60,000
Amortization of unearned stock compensation                            --          --         45,000              --
Amortization of beneficial conversion feature
     of notes payable                                                  --          --             --         104,000
Amortization of stock options compensatory
     charge over service period                                        --          --         40,000              --
Stock issued upon conversion of debentures
     at $.0005 per share                                          362,000      11,000             --         533,000
Stock issued for services rendered
     at $.0007 per share                                            3,000          --             --           7,000
Amortization of unearned stock compensation                            --          --         32,000              --
Amortization of beneficial conversion feature
     of notes payable                                                  --          --             --         662,000
Amortization of stock options compensatory
     charge over service period                                        --          --         40,000              --
Finders fee for convertible debt issuance                              --          --             --        (130,000)
Record debt discount on notes and debentures                           --          --             --       1,068,000
Cost incurred with stock options issued for service                    --          --             --          18,000

Net loss for the year ended December 31, 2002                          --          --             --              --
                                                            -------------   ---------   ------------    ------------
     Balances At December 31, 2002 - Forward                      659,000   $  20,000   $   (158,000)   $ 38,174,000

                                                               Deficit
                                                             Accumulated
                                                                During          Total
                                                             Development     Stockholders'
                                                                 Stage         [Deficit]
                                                             ------------    -------------
     Totals - Forwarded                                       $(36,208,000)  $  (1,438,000)

Beneficial conversion feature of debentures                             --         148,000
Record value of warrants issued                                         --         272,000
Beneficial conversion feature of notes payable                          --          35,000
Stock issued upon conversion of debentures
     at $.001 per share                                                 --         321,000
Stock issued for services rendered
     at $.003 per share                                                 --          60,000
Amortization of unearned stock compensation                             --          45,000
Amortization of beneficial conversion feature
     of notes payable                                                   --         104,000
Amortization of stock options compensatory
     charge over service period                                         --          40,000
Stock issued upon conversion of debentures
     at $.0005 per share                                                --         544,000
Stock issued for services rendered
     at $.0007 per share                                                --           7,000
Amortization of unearned stock compensation                             --          32,000
Amortization of beneficial conversion feature
     of notes payable                                                   --         662,000
Amortization of stock options compensatory
     charge over service period                                         --          40,000
Finders fee for convertible debt issuance                               --        (130,000)
Record debt discount on notes and debentures                            --       1,068,000
Cost incurred with stock options issued for service
                                                                        --          18,000
Net loss for the year ended December 31, 2002                   (3,599,000)     (3,599,000)
                                                            --------------    -------------
     Balances At December 31, 2002 - Forward                  $(39,807,000)  $  (1,771,000)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]
--------------------------------------------------------------------------------

                                                                   Common Stock           Unearned        Additional
                                                              Number of                 Compensation        Paid-in
                                                            Shares Issued   Par Value      Expense          Capital
                                                            -------------   ---------   ------------     -------------
     Balances At December 31, 2002 - Forwarded                    659,000    $  20,000    $   (158,000)   $ 38,174,000

Effect of Reverse Stock Split                                          --      (19,000)             --          19,000
Stock issued upon conversion of notes at an average of
     $.0002 per share                                             422,000           --              --         254,000
Stock issued upon conversion of notes at an average
     of $.00006 per share                                         972,000           --              --         171,000
Stock issued upon conversion of notes & debentures
     at $.000025 per share                                      1,091,000           --              --          84,000
Stock issued upon conversion of notes at an average
     of $.06 per share                                            789,000           --              --          47,000
Stock issued upon conversion of notes at an average
     of $.055 per share                                            63,000           --              --           3,000
Stock issued upon conversion of notes at an average
     of $.03 per share                                         10,673,000           --              --         320,000
Stock issued upon conversion of notes at an average
     of $.0025 per share                                       49,571,000           --              --         125,000
Amortization of unearned stock compensation                            --           --         158,000              --
Fair value of Stock to be issued in conjunction
     with loans                                                        --           --              --          78,000
Fair value of Stock to be issued in conjunction
     with consulting                                                   --           --              --          25,000
Issuance of warrants                                                   --           --              --       2,647,000
Beneficial conversion feature of loans                                 --           --              --          70,000
Net loss for the year ended December 31, 2003                          --           --              --              --
                                                            -------------    ---------    ------------    ------------
     Balances At December 31, 2003 - Forward                   64,240,000    $   1,000    $         --    $ 42,017,000

                                                               Deficit
                                                             Accumulated
                                                                During          Total
                                                             Development     Stockholders'
                                                                 Stage         [Deficit]
                                                             ------------    -------------
    Balances At December 31, 2002 - Forwarded
                                                             $(39,807,000)   $  (1,771,000)

Effect of Reverse Stock Split                                          --               --
Stock issued upon conversion of notes at an average of
     $.0002 per share                                                  --          254,000
Stock issued upon conversion of notes at an average
     of $.00006 per share                                              --          171,000
Stock issued upon conversion of notes & debentures
     at $.000025 per share                                             --           84,000
Stock issued upon conversion of notes at an average
     of $.06 per share                                                 --           47,000
Stock issued upon conversion of notes at an average
     of $.055 per share                                                --            3,000
Stock issued upon conversion of notes at an average
     of $.03 per share                                                 --          320,000
Stock issued upon conversion of notes at an average
     of $.0025 per share                                               --          125,000
Amortization of unearned stock compensation                            --          158,000
Fair value of Stock to be issued in conjunction
     with loans                                                        --           78,000
Fair value of Stock to be issued in conjunction
     with consulting                                                   --           25,000
Issuance of warrants                                                   --        2,647,000
Beneficial conversion feature of loans                                 --           70,000
Net loss for the year ended December 31, 2003                  (3,828,000)      (3,828,000)
                                                            -------------    -------------
     Balances At December 31, 2003 - Forward                 $(43,635,000)   $  (1,617,000)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]
--------------------------------------------------------------------------------

                                                                   Common Stock           Unearned        Additional
                                                              Number of                 Compensation       Paid-in
                                                            Shares Issued   Par Value      Expense         Capital
                                                            -------------   ---------   ------------    ------------
     Balances At December 31, 2003 - Forwarded                 64,240,000   $   1,000   $         --    $ 42,017,000

During the 1st quarter of 2004, Stock issued upon
     conversion of notes at an average of $.0025
     per share                                                185,886,000       2,000             --         461,000
In March 2004 Stock issued pursuant to private
     placement for cash at $.07 per share                       9,143,000          --             --         640,000
In March 2004 Stock issued for services rendered
     at an average of $.12 per share                              200,000          --             --          24,000
In January 2004 Stock issued for services rendered
     and charged in prior year                                    200,000          --             --              --
Stock of Preferred Class C issued for Ceptor
     purchase                                                          --          --             --       4,760,000
Beneficial conversion feature of loan                                  --          --             --       1,500,000
Capitalization of deferred finance charges                             --          --             --       2,065,000
Stock sale by CepTor                                                   --          --             --       9,135,000
Net loss for the year ended December 31, 2004                          --          --             --              --
                                                            -------------   ---------   ------------    ------------

     Balances At December 31, 2004                            259,669,000   $   3,000   $         --    $ 60,602,000

Beneficial conversion feature of loan                                  --          --             --       3,986,000

Shares issued upon conversion of notes @
     $ .005  -  $.0075per share                                99,500,000       1,000             --         775,000

Shares issued for services rendered
     @   $.013 per share                                       10,000,000          --             --         130,000
                                                            -------------   ---------   ------------    ------------

     Totals - Forward                                         369,169,000   $   4,000   $         --    $ 65,493,000

                                                               Deficit
                                                             Accumulated
                                                                During          Total
                                                             Development     Stockholders'
                                                                 Stage         [Deficit]
                                                             ------------    -------------
     Balances At December 31, 2003 - Forwarded              $(43,635,000)   $  (1,617,000)

During the 1st quarter of 2004, Stock issued upon
     conversion of notes at an average of $.0025
     per share                                                        --          463,000
In March 2004 Stock issued pursuant to private
     placement for cash at $.07 per share                             --          640,000
In March 2004 Stock issued for services rendered
     at an average of $.12 per share                                  --           24,000
In January 2004 Stock issued for services rendered
     and charged in prior year                                        --               --
Stock of Preferred Class C issued for Ceptor
     purchase                                                         --        4,760,000
Beneficial conversion feature of loan                                 --        1,500,000
Capitalization of deferred finance charges                            --        2,065,000
Stock sale by CepTor                                                  --        9,135,000
Net loss for the year ended December 31, 2004                (17,606,000)     (17,606,000)
                                                            ------------    -------------

     Balances At December 31, 2004                          $(61,241,000)   $    (636,000)

Beneficial conversion feature of loan                                 --        3,986,000

Shares issued upon conversion of notes @
     $ .005  -   $ .0075per share                                     --          776,000

Shares issued for services rendered
     @ $ .013 per share                                               --          130,000
                                                            ------------    -------------

     Totals - Forward                                       $(61,241,000)   $   4,308,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' [DEFICIT]
--------------------------------------------------------------------------------

                                                                   Common Stock           Unearned        Additional
                                                              Number of                 Compensation       Paid-in
                                                            Shares Issued   Par Value      Expense         Capital
                                                            -------------   ---------   ------------    ------------
     Totals - Forward                                         369,169,000   $   4,000            $--   $ 65,493,000

Shares issued to Sickle Cell Advisory Board @
     $ .013 per share                                           4,000,000          --             --         52,000

Net loss for the year ended Dec. 31, 2005                              --          --                            --
                                                            -------------   ---------   ------------   ------------

     Balances At December 31, 2005                            373,169,000       4,000             --     65,545,000

Beneficial conversion feature of loan                                  --          --             --      2,518,000

Shares issued upon conversion of notes @
     $  .0025 - $.0075 per share                              936,876,668       9,000             --      3,967,000

Conversion of Class C Preferred Stock to
     Common Stock                                              25,943,000          --             --             --

Issuance of warrants                                           91,725,836          --             --         35,000

Net loss for the 9 months ended Sept. 30, 2006                         --          --
                                                                       --          --             --             --

     Balances At September 30, 2006                         1,427,714,504   $  13,000   $         --   $ 72,065,000
                                                            =============   =========   ============   ============

                                                               Deficit
                                                             Accumulated
                                                                During          Total
                                                             Development     Stockholders'
                                                                 Stage         [Deficit]
                                                             ------------    -------------
     Totals - Forward                                       $(61,241,000)   $   4,308,000

Shares issued to Sickle Cell Advisory Board @
     $ .013 per share                                                 --           52,000

Net loss for the year ended Dec. 31, 2005                    (10,039,000)     (10,039,000)
                                                            ------------    -------------

     Balances At December 31, 2005                           (71,280,000)      (5,731,000)

Beneficial conversion feature of loan                                 --        2,518,000

Shares issued upon conversion of notes @
     $  .0025 - $.0075 per share                                      --        3,976,000

Conversion of Class C Preferred Stock to
     Common Stock                                                     --               --

Issuance of warrants                                                  --           35,000
                                                                            --------------
Net loss for the 9 months ended Sept. 30, 2006                (6,574,000)       (6,574,000)

     Balances At September 30, 2006                         $(77,854,000)    $  (5,776,000)
                                                            ============     =============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                          Cumulative from
                                                                                                          March 15, 1990
                                                                                                             (date of
                                                                                Nine Months ended            inception)
                                                                                   September 30,           September 30,
                                                                          ----------------------------    ---------------
                                                                              2006            2005            2006
                                                                          ------------    ------------    ---------------
Cash flows from operating activities:
    Net loss                                                              $ (6,574,000)   $ (6,132,000)   $   (77,854,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Share of Net loss from unconsolidated affiliate                               --       4,287,000         13,587,000
      Depreciation                                                              56,000          77,000          1,426,000
      Amortization                                                              51,000          51,000          1,064,000
      Amortization of debt discount and beneficial
           conversion features                                               4,318,000       1,173,000         11,645,000
      Amortization of warrants issued                                               --              --            215,000
      Value of stock and stock options issued                                       --         708,000
      Unearned compensation                                                         --         284,000
      Interest and compensation expense in connection
        with issuance of equity securities                                          --      19,036,000
      Write down of inventories                                                     --              --          1,344,000
      Write down of patents                                                         --              --            517,000
      Loss on investment in related party                                           --              --             89,000
     Amortization of deferred consulting charge                                     --              --          1,330,000
     Gain from Sale of  Affiliate's Stock                                           --      (2,930,000)        (2,930,000)

    Changes in operating assets and liabilities (Increase) decrease in:
        Accounts receivable                                                         --         (17,000)           (67,000)
        Inventories                                                                 --              --         (1,339,000)
        Prepaid expenses and other current assets                              (19,000)       (148,000)           (32,000)
        Other                                                                   22,000              --              2,000
      Increase (decrease) in:
        Accounts payable                                                       612,000         379,000          1,381,000
        Other current liabilities                                               (4,000)        (39,000)
        Accrued expenses                                                       (12,000)        135,000          1,319,000
                                                                          ------------    ------------    ---------------
Net cash flows from (used in) operating activities - Forward:               (1,550,000)     (3,125,000)       (28,314,000)
                                                                          ------------    ------------    ---------------

Cash flows from (used in) investing activities:
    Patent issuance costs                                                           --              --           (548,000)
    Purchases of equipment and leasehold improvements                       (1,237,000)       (728,000)        (4,400,000)
    Return of Investment in unconsolidated affiliate                                --       3,225,000          3,669,000
    Other                                                                           --        (205,000)            (7,000)
                                                                          ------------    ------------    ---------------
Net cash flows from (used in) investing activities - Forward:               (1,237,000)      2,292,000         (1,286,000)
                                                                          ------------    ------------    ---------------

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                   XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                                                                Cumulative from
                                                                                                 March 15, 1990
                                                                                                   (date of
                                                                       Nine Months ended          inception)
                                                                         September 30,           September 30,
                                                                ----------------------------    ---------------
                                                                    2006            2005            2006
                                                                ------------    ------------    ---------------
Net cash flows from (used in) operating activities -
    Forwarded                                                   $ (1,550,000)   $ (3,125,000)   $   (28,314,000)
                                                                ------------    ------------    ---------------
Net cash flows from (used in) investing activities -
    Forwarded                                                     (1,237,000)      2,292,000         (1,286,000)
                                                                ------------    ------------    ---------------

Cash flows from (used in) financing activities:
    Proceeds from related party loans                                193,000         405,000          2,840,000
    Proceeds from notes payable and convertible notes              3,535,000       1,968,000         14,761,000
    Proceeds from short term loans                                        --          50,000          4,271,000
    Capital contribution                                                  --              --             95,000
    Net payments on capital leases                                   (31,000)        (26,000)          (113,000)
    Payments on interim loans                                             --              --           (808,000)
    Payments on notes payable - others                            (1,000,000)     (1,709,000)        (3,348,000)
    Payments on stockholder loans                                         --              --           (773,000)
    Proceeds from issuance of capital stock                           35,000              --         12,949,000
                                                                ------------    ------------    ---------------

    Net cash flows from financing activities:                      2,732,000         688,000         29,874,000
                                                                ------------    ------------    ---------------

    Net change in cash                                               (55,000)       (145,000)           274,000
Cash, beginning of periods                                           329,000         342,000                 --
                                                                ------------    ------------    ---------------
Cash, end of periods                                            $    274,000    $    197,000    $       274,000
                                                                ============    ============    ===============

Supplemental disclosures of cash flow information:
    Cash paid during the periods for:
      Interest paid - related party                             $     55,000    $     50,000    $       465,000
      Interest paid - other                                     $  1,210,000    $    547,000    $     1,936,000
      Taxes                                                     $         --    $         --    $            --

Supplemental disclosures of Non-cash financing and investing activities in 2006 and 2005:

   Net assets of Xechem India contributed to capital and
    minority interest                                           $         --    $         --    $       118,000
   Liabilities exchanged for preferred and common stock         $         --    $         --    $     1,270,000
   Equipment purchased through financing                        $         --    $         --    $       134,000
   Securities issued as payment on related party note           $         --    $         --    $        20,000
   Common stock  issued upon conversion of debentures, notes
       and related accrued interest                             $  3,976,000              --    $     3,976,000
   Convertible notes refinanced by notes payable                $         --    $         --    $       367,000
   Warrants Issued                                                        --              --            193,000
   Warrants Issued for services                                           --              --          1,330,000
   Beneficial Conversion Features to financing agreements       $  4,318,000    $  1,173,000    $     4,502,000
   Common stock of subsidiary issued in conjunction with
      financing agreement                                       $         --    $         --    $    16,662,000
   Preferred Stock issued in Ceptor acquisition                 $         --    $         --    $     4,760,000
  Assets acquired & Liabilities assumed in Asset acquisition:
       Long Term Debt                                           $         --    $         --    $       275,000
       Prepaid Expenses                                         $         --    $         --    $        18,000
       Accrued Expenses                                         $         --    $         --    $        36,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]


[1] Significant Accounting Policies

The accompanying consolidated financial statements have been prepared assuming Xechem International, Inc. and its subsidiaries Xechem, Inc., Xechem Laboratories, Inc., Xetapharm, Inc., Xechem (India) Pvt. Ltd., Xechem UK, Ltd., and Xechem Pharmaceuticals Nigeria Ltd. will continue as a going concern. As a result of our net losses through December 31, 2005 and accumulated deficit since inception, our auditors, in their report on our financial statements for the year ended December 31, 2005, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of September 30, 2006.

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


[2] Basis of Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (of a normal recurring nature) which are considered necessary to make the interim financials not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-KSB for the year ended December 31, 2005. The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the operating results for a full year.

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

[3] Going Concern

Through the end of the current reporting period, the resources and attention of the Company were being directed primarily toward efforts of its subsidiary, Xechem Pharmaceuticals Nigeria Ltd. (Xechem Nigeria) to launch and commercialize our drug NICOSAN(TM)/HEMOXIN(TM) (formerly named NIPRISAN), which has shown efficacy in the treatment of Sickle Cell Disease (SCD). On July 3, 2006, the drug was approved by the National Agency for Food and Drug Administration and Control (NAFDAC), which is Nigeria's drug regulatory agency, on a limited term basis. The approval was for an initial term of two years, during which time, the Company will work towards completing confirmatory Phase III clinical trials in Nigeria. In the meantime, Xechem Nigeria faces no restrictions on its ability to market and sell the drug in Nigeria. Three days following the drug's approval, on July 6, 2006, Xechem Nigeria officially launched the drug in Nigeria. The drug is being produced at a modern, pilot facility operated by Xechem Nigeria at Sheda Science and Technology Complex (SHESTCO), Abuja, Nigeria. Construction of a full scale production facility recently began adjacent to Xechem Nigeria's pilot facility at SHESTCO. The Company is also planning to embark upon the stringent U.S. FDA approval process, which includes conducting pre-clinical and clinical trials in the United States in anticipation of the sale of the drug in this country. Substantial cash expenditures over a considerable period of time will be required to complete construction of the scale-up facility, to produce, market and sell large scale quantities of NICOSAN(TM)/HEMOXIN(TM) and to fund the cost of the clinical trials, and the Company is in the process of identifying potential sources of financing, including loans and equity infusions, that will allow it to accomplish these objectives. There can be no assurance that the necessary funds will be obtained to complete construction of its full scale production facility in Nigeria, to successfully produce, market and sell the drug in large quantities in Nigeria or to successfully launch the drug in the United States.

In order to meet these cash needs, we entered into the following financing agreements over the last eleven months:

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

Xechem Nigeria is obligated to pay the following fees: (a) a facility fee of 1% flat on the facility amount or 1,500,000 Naira (approximately $12,500 US); (b) a management fee of 0.5% flat on the principal amount outstanding from time to time, payable annually on the anniversary of the facility; and (c) a monitoring fee of 100,000 Naira (approximately $800 US), payable annually on the anniversary of the facility. Nexim reserves the right to vary the rates as dictated by market realities. Nexim is also entitled to name a director to the Xechem Nigeria board of directors pending the repayment of the facility, but currently has not done so.

(3B) We have been in extended negotiations with UPS Capital Business Credit ("UPS Capital") to obtain financing to cover the cost of acquiring the plant equipment and machinery needed to establish a commercial scale production facility in Nigeria under the U.S. Ex-Im ("Ex-Im") Bank Loan Guarantee Program. Based on the estimated cost of the project, as well as the criteria utilized under Ex-Im's guidelines, the Ex-Im statutory fees, etc., the total amount sought by our subsidiary, Xechem Nigeria from UPS Capital is $9.38 million. In March 2006, we paid a $50,000 non-refundable good faith deposit to UPS Capital. In November 2006, we paid a second non-refundable fees of $190,725 to UPS Capital.

On October 17, 2006, we received notification from UPS Capital that Ex-Im has approved a comprehensive credit guarantee to support UPS Capital's $9.38 million loan to Xechem Nigeria, and that UPS has approved Xechem Nigeria for a $9.38 million credit facility subject to receiving the necessary final commitments from Access Bank and Diamond Bank and on the following principal terms:

      (i) Proceeds to be used to fund up to 85% of Xechem Nigeria's cost (i.e, $8,538,542) of the US manufactured equipment and machinery needed for the establishment of a commercial scale pharmaceutical plant in Nigeria, plus certain local costs, fees, etc., for a total credit facility of $9,388,981;

      (ii) Principal plus interest at a rate of LIBOR + 2.75% repayable semi-annually in arrears over five years;

      (iii) Loan to be supported by a 100% Ex-Im guarantee, which has been approved, together with local bank guarantees from two Nigerian banks, Access Bank, Plc, and Diamond Bank, Plc., which have not yet been obtained;

      (iv) Part of UPS Capital loan will be used to cover 100% of the cost of Ex-Im Statutory Exposure Fee of $850,439; and

      (v) Total up-front fees payable to UPS Capital are $240,795 of which $50,000 good faith deposit was paid in March 2006. The balance of $190,795 was funded in November 2006.

Upon receipt by UPS Capital of the final commitments from Access Bank and Diamond Bank, the loan documents will be finalized and the proceeds released in accordance with the terms of the loan. Both local Nigerian banks have issued letters of intent to provide the required guarantees, and Xechem Nigeria is in the midst of negotiations regarding the final terms of local Nigerian bank commitments regarding the guarantees. Though there is no certainty that Diamond Bank and Access Bank will issue the final guarantees required to complete the UPS loan. If for any reason such guarantees do not materialize, we will immediately turn to identifying a suitable alternative Nigerian bank or banks to provide the required guarantee(s), though there can be no assurance we would be successful in doing so. If for any reason the UPS loan does not close, including because of the failure to procure the required local bank guarantee(s), and in the absence of alternative capitalization, including possible additional local financing from Nexim Bank in Nigeria, we have not identified alternative sources to fully fund the Nigerian Pharmaceutical Project or our ongoing operations.

If and when the UPS loan closes, there will be additional expenses associated with the completion of the Nigerian facility and start-up of production. We are hopeful that these additional monies will be obtained from potential local financing in Nigeria (debt, equity and/or possible prepayment for product or other product sales) and/or from potential domestic funding sources, although no commitments have been obtained for such funding. In the event all of such financing can be obtained, we have the further risk that cost overruns and/or delays in bringing the product to market could adversely impact execution of our business plan.

(4) In the nine months ended September 30, 2006, holders of Xechem debt converted Xechem debt (in the form of principal and interest) in the aggregate amount of $3,976,000 ($3,761,000 of which is principal and $215,000 of which is interest) into 921,877,000 shares of Xechem's common stock (exercised at conversion rates between $0.0025 - $0.0075 per share). The total conversions in the nine months ended September 30, 2006 represented approximately 66% of Xechem's issued and outstanding stock as of September 30, 2006.

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

Over the period from August 14, 2006 through September 26, 2006, Chassman infused $300,000 into Xechem, out of a total committed loan amount of $500,000. The remaining $200,000 was funded in October-November, 2006. A note will be issued to Chassman in the amount of $500,000, it will bear interest at 8% and is due May 31, 2008. The note will be convertible into shares of common stock at $.03 per share (16,666,667 shares, excluding interest). The loan has not been documented at this time.

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

(7) Xechem Nigeria received limited duration approval on July 3, 2006 from Nigeria's drug regulatory authority, the National Agency for Food and Drug Administration and Control (NAFDAC), for the marketing and sale of NICOSAN(TM), for the prophylactic management of Sickle Cell Disease (SCD). The approval is for an initial term of two years, during which time, the Company will work towards completing confirmatory Phase III clinical trials in Nigeria. During the two year term, the company faces no restrictions on its ability to market and sell the drug in Nigeria. Initially it is not anticipated that revenues will be significant but are expected to help in covering a portion of the costs of the operation.

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

In prior years, we received cash from the sale of our New Jersey net operating losses ("NOLs"), which ranged from $300,000 to $500,000 annually. Under new guidelines adopted by the State of New Jersey, Xechem fails to qualify in 2006 for the sale of NOL's because fewer than 75% of our employees, including subsidiaries, are based in New Jersey

Our planned activities will require the addition of new personnel, including management, and the continued development of expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Further, if we receive regulatory approval for any of our products in the United States or elsewhere, we will incur substantial expenditures to develop manufacturing, sales and marketing capabilities and/or subcontract or joint venture these activities with others. There can be no assurance that we will ever recognize revenue or profit from any such products. In addition, we may encounter unanticipated problems, including developmental, regulatory, manufacturing or marketing difficulties, some of which may be beyond our ability to resolve. We may lack the capacity to produce our products in-house and there can be no assurances that we will be able to locate suitable contract manufacturers or be able to have them produce products at satisfactory prices.

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

[6] Note Payable Bank

Note payable bank at September 30, 2006 totaled $55,000. This loan has been collateralized by all tangible assets including accounts receivable. The $55,000 loan represented borrowings against a $60,000 line-of-credit at an interest rate of 10.25% as of September 30, 2006 from the Bank of New York. The line-of-credit renews annually.

[7] Notes Payable

Notes Payable consists of the following:

                                 September 30,
                                       2006
                                 -------------

Secured Notes Payable (A)        $      14,000
Unsecured Loan (B)                       - 0 -
Unsecured Loan (C)                     700,000
Alembic Ltd (D)                      2,000,000
Others-Non-Related Parties (E)          95,000
Unsecured Loan (F)                   2,305,000
Secured Loan (G)                     1,200,000
Less Debt Discount                  (1,715,000)
                                 -------------
Total Notes Payable
                                     4,599,000
Less Current Portion                 2,095,000
                                 -------------
Total Long Term Notes Payable    $   2,504,000
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

In December 2005, $318,000 in principal and $230,000 in accrued interest was converted into 99,500,000 shares of common stock. In the three and nine months ended September 30, 2006, $110,000 and $802,000 in principal and $6,000 and $31,000 in accrued interest was converted into 16,424,533 and 122,545,193 shares of common stock respectively. At September 30, 2006 we had a balance of $14,000 from this loan and $367 in accrued interest. The due date on this loan is May 2008.

(B) In the first quarter 2005, we received a loan of $3,800,000 from Chassman. On June 17, 2005 Ceptor purchased/redeemed 2,886,563 shares of Ceptor common stock from Xechem, at $0.80 per share for an aggregate purchase price of $2,309,250. We used a portion of the proceeds ($1,616,171) to pay and satisfy in full the total bridge loan principal ($1,567,639) and pay interest ($48,532) due under the Bridge Notes. We also used a portion of the proceeds ($141,168) to reduce the Chassman unsecured loan of $2,800,000 to $2,659,000. In December 2005, $35,000 was advanced to the Company by Chassman which was subsequently converted to exercise warrants to purchase 14 million shares of common stock. At December 31, 2005 we had a balance of $2,659,000 from this loan and recorded $59,000 in accrued interest. In the three and nine months ended September 30, 2006, $1,023,000 and $2,659,000 in principal and $37,000 and $161,000 in accrued interest was converted into 333,150,954 and 734,505,264 shares of common stock (exercised at conversion rates between $.0025 - $.005 per share), respectively. At September 30, 2006, we have a balance of $0.0 from this loan and $0.0 in accrued interest.

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

t 0 0 The notes are convertible into the Company's common stock. Prior to February 1, 2006, the notes and accrued interest were convertible at the rate of $0.05 per share. From February 1, 2006 and thereafter, the notes and accrued interest are convertible at the rate of $0.005 per share. The intrinsic value of the beneficial conversion of $540,000 has been allocated to paid in capital. In the three months ended September 30, 2006, $300,000 and $24,000 in principal and accrued interest was converted into 64,826,668 shares of common stock (exercised at a conversion rate of $.005 per share). As of September 30, 2006, we have a balance of $700,000 from this loan and $56,000 in accrued interest.

(D) In April 2004, we executed definitive documents with Alembic Limited, which included a commitment to loan $3,000,000 to us. The entire $3,000,000 of the loan amount was funded. The note had an interest rate of 8% per annum and matured April 2008. The loan was convertible into our common stock, with a maximum discount of 60% of FMV. The intrinsic value of the beneficial conversion feature of $3,000,000 on the debt funded as of December 31, 2004 had been allocated to paid in capital. Pursuant to the terms of the Alembic Agreements, we had a contractual commitment to issue Alembic a fifteen percent (15%) ownership interest in Xechem Nigeria.

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

At December 31, 2005 we had a balance of $3,000,000 from this loan and $175,400 in accrued interest. In January 2006, from the proceeds received from the BMS settlement, $1,000,000 of principal and $190,700 of accrued interest was paid. As of September 30, 2006, we have a balance of $2,000,000 in principal and $160,800 in accrued interest.

E) In 2005 and cumulatively, five non-related parties loaned to the Company a total of $50,000 and $65,000, respectively, for six months to one year with an interest rate of 8% - 12%. The individuals also received five year stock warrants to purchase a total of 1,900,000 shares of common stock at $.01 per share.

In May 2006 an individual loaned $30,000 to the Company for six months with an interest rate of 10%. A note is convertible into shares of common stock at $0.0117 per share for a total of approximately 2,564,103 shares excluding interest. The individual also received a five year option to purchase a total of 300,000 shares of common stock at $0.0117 per share. At September 30, 2006, accrued interest totaled $12,000.

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

Over the period from August 14, 2006 through September 26, 2006, Chassman infused $300,000 into Xechem, out of a total committed loan amount of $500,000. The remaining $200,000 was funded in October-November, 2006. A note will be issued to Chassman in the amount of $500,000, it will bear interest at 8% and is due May 31, 2008. The note will be convertible into shares of common stock at $.03 per share (16,666,667 shares, excluding interest). The loan has not been documented at this time.

At September 30, 2006, accrued interest on these loans totaled $64,000.

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

Xechem Nigeria is obligated to pay the following fees: (a) a facility fee of 1% flat on the facility amount or 1,500,000 Naira (approximately $12,500 US); (b) a management fee of 0.5% flat on the principal amount outstanding from time to time, payable annually on the anniversary of the facility; and (c) a monitoring fee of 100,000 Naira (approximately $800 US), payable annually on the anniversary of the facility. Nexim reserves the right to vary the rates as dictated by market realities. At September 30, 2006, accrued interest totaled $56,000.

[8] Notes Payable to Related Parties

During the nine months ended September 30, 2006, we made no payments to reduce the outstanding December 31, 2005 principal of $1,249,000. In the period from January 1, 2006 through May 31, 2006, the Company's CEO agreed to deliver a series of Convertible Debt instruments in the aggregate principal amount of approximately $712,138, together with warrants, subject to board approval, which approval has not yet been granted. It is anticipated that the notes will bear interest at the rate of 8% -12 %, and be convertible into shares of common stock at a rate from $0.005 to $0.0253, for a total conversion of approximately 108,242,924 shares (excluding interest conversion figures). The Company also anticipates issuing to these lenders warrants to purchase 51,936,000 shares of our common stock, exercisable from $0.005 to $0.0253 per share, as part of the consideration for the funding of the loans. In June 2006, a former employee converted $35,000 in deferred compensation to a loan and four loans totaling $157,000 were received from related parties for terms from six months to one year bearing interest at the rate of 8-12%. The individuals also received five year stock options to purchase a total of 14,850,000 shares of common stock at prices ranging from $0.005 to $0.0253 per share. The monies were advanced by the lenders in anticipation of receipt of the board approval. In each case, the proposed lenders are believed to be "accredited investors" and/or "sophisticated investors" not affiliated with us unless otherwise noted, and funding the monies with an investment intent, and not with a view toward distribution. Of the proposed lenders, 5 of the 14 are relatives of an affiliate, and all have had preexisting relationships with us. We expect that the issuance of the above securities will be issuable pursuant to exemptions under Section 4(2) of the Securities Act or Regulation D promulgated thereunder. There will be no commissions payable in connection with any of the proposed placements. As of September 30, 2006, we had accrued interest totaling $27,800 and $265,000 for the nine months and cumulatively respectively, to related parties.


Notes Payable - Related Party consists of the following:

                                                   As of
                                               September 30,
                                                   2006
                                               -------------

Loans Payable - Dr. Renuka Misra               $     448,000
Loans Payable - Beverly Robbins                      390,000
Loans Payable - Xechem China                         140,000
Loans Payable - Former Employee                       45,000
Loans Payable - Dr. Pandey                           125,000
Loans Payable - Family Members of Dr. Pandey         293,000
                                               -------------

Total Notes Payable - Related Party            $   1,441,000
Less Current Portion                               1,176,000
                                               -------------

      Total Long-Term Notes Payable            $     265,000
                                               =============

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

[10] Net Income (Loss) Per Share

Net income (loss) per share is presented under SFAS No. 128 "Earnings Per Share." Under SFAS No. 128, basic net income (loss) per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. Under SFAS No. 128, diluted net income per share is computed by dividing net income available to common stock shareholders by the weighted average share of common stock outstanding for the period and including dilution that would occur upon the exercise of conversion of all dilutive securities into common stock. As of September 30, 2006, the potentially dilutive securities totaled approximately 2.181 billion shares of common stock, which exceeded the then-authorized number of common shares of
1.950 billion. On October 24, 2006, an Annual Stockholders' meeting was held, at which time the shareholders approved an increase in the authorized number of common shares to 5 billion. On the same day, the Company's Board of Directors passed a resolution agreeing to limit to 3.5 billion the total number of issued shares of common stock without further action by the shareholders.

[11] Stock Options and Warrants

Options - During the nine months ended September 30, 2006 and 2005, options were granted to purchase 45,150,000 and 24,326,000 shares, respectively.

Warrants - During the nine months ended September 30, 2006 and 2005, warrants for 66.6 and 52.3 million shares were granted, respectively.

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

In November 2006, the Company held its annual Stockholder Meeting in which its stockholders approved the 2006 Stock Option Plan. (see Note 15)

[12] Common Stock

In the three and nine months ended September 30, 2006, we issued 64,826,668 and 921,877,125, respectively, shares of common stock upon conversion by holders of Xechem debt (in the form of principal and interest) into common stock at conversion rates between $.0025 - $.0075 per share. (see Note 7).

In the second quarter ended June 30, 2006, holders of 5,188 shares of Xechem Class C, Series 7 Preferred Stock converted into 25,943,243 shares of common stock.

In the second quarter ended June 30, 2006, the Company received $35,000 for the exercise of warrants into 14,000,000 shares of common stock. (see Note 7B).

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

Prior to January 1, 2006 we recognized the cost of employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued Employees" (APB 25). APB 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for substantially all of our equity based awards was measured under APB 25 on the date the shares were granted. Under APB 25, no compensation expense was recognized for stock options.

Subject to the approval of the 2006 Stock Option Plan, there was no stock based compensation expense related to stock options during the first nine months of 2006 as no options were granted nor did any options vest during the nine months period. There was no recognized tax benefits during the quarter ended September 30, 2006. The 2006 Stock Option plan was approved in November 2006.(See Note 15)

For the three and nine months ended September 30, 2006, had the cost of employee services received in exchange for equity instruments been recognized based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R, our net income and earnings per share would have been impacted as shown in the following table:

                                     Three Months Ended              Nine Months Ended
                                        September 30,                   September 30,
                                   2006             2005           2006           2005
                                 -----------    -----------    -----------    -----------
Net Income (loss), as reported   $(4,782,000)   $(1,242,000)   $(6,574,000)   $(6,132,000)

Stock-based employee
compensation expense under
fair value method, net of
related tax effects                        0              0              0              0
                                 -----------    -----------    -----------    -----------
Pro forma net income (loss)      $(4,782,000)   $(1,242,000)   $(6,574,000)   $(6,132,000)
                                 ===========    ===========    ===========    ===========
Income (loss) per share:
     Basic, as reported          $      0.00    $      0.00    $     (0.01)   $     (0.02)
                                 ===========    ===========    ===========    ===========
     Basic, pro forma            $      0.00    $      0.00    $     (0.01)   $     (0.02)
                                 ===========    ===========    ===========    ===========

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

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure and transition. FASB interpretation No. 48 is not expected to have a material impact on the Company's consolidation financial statements.

In September 2006, FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The other accounting pronouncements affected include Statements No. 107, Disclosures about Fair Value of Financial Instruments; No. 115, Accounting for Certain Investments; No. 124, Accounting for Certain Investments Held by Non-for-Profit Organizations; No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 157 is effective for financial statements issued for fiscal years after November 15, 2007 and interim periods within those fiscal years. Statement No. 157 is not expected to have a material impact on the Company's consolidated financial statements.

[15] Subsequent Events

A) In October 2006, the United States Export Import (Ex-Im) Bank, the official credit export agency of the United States, approved a Comprehensive Credit Guarantee to support a $9.38 million loan from UPS Capital Business Credit to Xechem Pharmaceuticals Nigeria, Ltd. (Xechem Nigeria), which funding is subject to receipt of approval of two Nigerian banks, Access Bank Plc. and Diamond Bank, Plc., which are in final negotiations to provide the required Nigerian local bank guarantees in favor of Ex-Im Bank.

The funds to be provided by UPS Capital under the Ex-Im guaranteed loan will be used to purchase the U.S. manufactured plant equipment and machinery needed by Xechem Nigeria to establish a state-of-the-art pharmaceutical facility. The first phase of construction of the new facility began in July of this year. The total cost of the project is estimated at $12.45 million, of which $9.38 million will come from the U.S. loan. The expanded pharmaceutical facility, once completed, will enable Xechem Nigeria to produce commercial scale quantities of NICOSAN(TM). The drug is currently being produced by Xechem Nigeria in limited quantities at its pilot-scale facility in Abuja.

B) In October 2006, a Small Business Innovative Research (SBIR) grant in the amount of $473,181 was received from the National Institutes of Health, National Heart, Lung and blood Institute (NIH-NHLBI) to carry out the toxicity studies on the five-membered heterocyclic anti-sickling compound known at 5-HMF. 5-HMF is a single compound which, subject to further testing and trials, could be effective for intravenous and/or oral use in the fight against Sickle Cell Disease. Researchers from both Virginia Commonwealth University (VCU) and Children's Hospital of Philadelphia (CHOP), University of Pennsylvania are expected to participate in the 5 -HMF trials.

C) On October 24, 2006, the Company held its Annual Stockholder Meeting at its headquarters in New Brunswick, NJ. Proxies representing approximately 82% of the shares voted were cast as follows:

Election of Directors
---------------------

                               For           Withheld
                          -------------   -------------

Ramesh C. Pandey, Ph.D    1,419,644,689      22,291,193
Stephen F. Burg           1,412,025,886      29,909,996
Adesoji Adelaja, Ph.D     1,418,129,352      23,807,530


Ratify Appointment of Moore Stephens, PC
----------------------------------------

                                  For             Against        Withheld
                              -------------   -------------   -------------

                              1,414,639,848      11,177,365      16,118,669

Approve 2006 Stock Award Plan
-----------------------------

                                   For          Against          Withheld
                              -------------   -------------   -------------

                                174,825,512      64,678,079      12,987,887

Approval to Increase the Number of Shares of Common Stock
Authorized for Issuance to 5 Billion Shares

                                   For           Against         Withheld
                              -------------   -------------   -------------

                              1,292,319,840     142,914,401       6,701,641

Xechem's board of directors held a special meeting immediately following the conclusion of the Annual Meeting and passed a resolution restricting the ability of the Company to issue more than 3.5 billion shares of common stock without a further vote of the shareholders.

D) On October 24, 2006, Xechem International, Inc. reached an agreement with Marjorie Chassman ("Chassman") regarding a bridge loan financing, whereby Chassman agreed to loan $500,000 to Xechem, which has now been fully funded. The note has been negotiated to convert into shares of our common stock at $0.03 per share (approximately 16,666,667 shares, excluding interest). The note bears interest at 8% and is due May 31, 2008. Xechem may prepay the note any time within six months of receipt of the $500,000 during which six month prepayment period, Chassman agrees not to convert the note. As additional consideration for infusion of the capital and if Xechem does not repay the loan within six months of receipt of the full $500,000, Xechem will issue Chassman an additional 8,333,333 warrants, exercisable at $0.04 per share for a period of 5 years. In addition, Chassman has agreed to extend the due date on all existing notes held by the Company to May 31, 2008. The loan has not been documented at this time.

E) On November 2, 2006, Xechem received a loan of $150,000 from a related party for a period of six months. The loan requires monthly interest payment at 15% per annum. The Company has also promised to grant a certain number of warrants, which are yet to be determined, at or above the current market price. A note has not yet been documented for this amount at this time.

Item 2.           Management's Discussion and Analysis.

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.


Overview

      Xechem International, Inc., a Delaware corporation, is the holder of all of the capital stock of Xechem, Inc., a development stage biopharmaceutical company engaged in the research, development, and production of niche generic and proprietary drugs from natural sources. Xechem, Inc. was formed in March
1990 to acquire substantially all of the assets of a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.), a publicly traded company. Xechem Laboratories (formed in 1993), XetaPharm, Inc. (formed in 1996), Xechem (India) Pvt. Ltd. (acquired in 1996), and Xechem UK, Ltd. (formed in 2005) are our subsidiaries. Xechem Pharmaceutical China Ltd., (formed in 2000) is an inactive affiliate. Xechem Pharmaceuticals Nigeria Limited (formed in 2002) is currently owned 100% by us. Xechem's principal product under development is NICOSAN(TM)/HEMOXIN(TM) which has shown efficacy in the treatment of Sickle Cell Disease. The development and production of NICOSAN(TM)/HEMOXIN(TM) is being conducted through Xechem Nigeria. In July 2006, Xechem Nigeria received approval by the National Agency for Food and Drug Administration and Control (NAFDAC), which is Nigeria's drug regulatory agency, for the limited marketing and sale of NICOSAN(TM) in Nigeria, on a limited term basis. The approval was for an initial term of two years, during which time, the Company will work towards completing confirmatory Phase III clinical trials in Nigeria.

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

Results of Operations

The Nine months Ended September 30, 2006 vs. The Nine months Ended September 30, 2005

      The following table sets forth certain statement of operations data for the cumulative period from inception (March 15, 1990) to September 30, 2006 and for each of the nine months ended September 30, 2006 and September 30, 2005.

                                                                  Cumulative
                                                                   Inception
                                           Nine months Ended          to
                                             September 30,       September 30,
                                           2006        2005           2006
                                         --------    --------    -------------
                                             (in thousands)
Revenue                                  $     81    $      4    $       2,202
Research and Development Expense         $  1,596    $    665    $      16,248
General and Administrative Expenses      $  3,608    $  2,240    $      27,860
Writedown of Inventory And Intangibles   $     --    $     --    $       1,861
Loss from Operations                     $ (5,123)   $ (2,901)   $     (43,767)
Other Income (Expense)                   $ (1,451)   $ (3,231)   $     (36,723)
Net Loss before Income Taxes             $ (6,574)   $ (6,132)   $     (80,490)
Income Tax Benefit                       $     --    $     --    $       2,636
Net Loss before Income Taxes             $ (6,574)   $ (6,132)   $     (77,854)

Revenue

Xechem Nigeria received limited duration approval on July 3, 2006 from Nigeria's drug regulatory authority, the National Agency for Food and Drug Administration and Control (NAFDAC), for the marketing and sale of NICOSAN(TM), for the prophylactic management of Sickle Cell Disease (SCD). The approval is for an initial term of two years, during which time, the Company will work towards completing confirmatory Phase III clinical trials in Nigeria. During the two year term, the company faces no restrictions on its ability to market and sell the drug in Nigeria. However, currently Xechem Nigeria can produce the product only in limited quantities at its pilot-scale facility in Abuja, Nigeria.

We had revenues of $81,000 for the nine months ended September 30, 2006 as compared to $4,000 for the nine months ended September 30, 2005. This represents $78,000 from the sales of NICOSAN(TM) by our subsidiary Xechem Nigeria and $3,000 from the product sales by our subsidiary Xetapharm, Inc for the nine months ended September 30, 2006 as compared to $4,000 from the product sales by our subsidiary Xetapharm, Inc. for the nine months ended September 30, 2005.

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

In the nine months ended September 30, 2006, our research and development expenditures increased by $931,000 to $1,596,000. In the nine months ended September 30, 2006, our costs associated with the development of our Sickle Cell Disease drug NICOSAN(TM) totaled $1,260,000, an increase of $968,000, as compared to the same period for 2005. Other major expenses for the nine months ended September 30, 2006 were: (a) salaries and wages of our research personnel which were approximately $169,000 for the nine months ended September 30, 2006, as compared to approximately $178,000 for the nine months ended September 30, 2005; (b) repairs and maintenance was $49,000 for the nine months ended September 30, 2006 as compared to $58,000 for the nine months ended September 30, 2005; (c) purchase discount was $0 for the nine months ended September 30, 2006 as compared to $16,000 for the nine months ended September 30, 2005; (d) professional development was $0 for the nine months ended September 30, 2006 as compared to $5,000 for the nine months ended September 30, 2005; (e) depreciation expense was $107,000 for the nine months ended September 30, 2006 as compared to $125,000 for the nine months ended September 30, 2005; (f) consulting fees decreased $8,000 from $10,000 for the nine months ended September 30, 2006 to $2,000 for the nine months ended September 30, 2006; and
(g) other fees decreased $4,000 from $13,000 for the nine months ended September 30, 2005 to $9,000 for the nine months ended September 30, 2006.

We anticipate expenses to increase with the expansion of our production facility in Nigeria for our Sickle Cell drug, NICOSAN(TM), and the clinical testing and trials of HEMOXIN(TM) in the United States. In order to pursue these activities, we must obtain additional financing. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

General and Administrative

General and administrative expenses increased by $1,368,000 or 61% to $3,608,000 for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase was primarily due to legal costs of approximately $1,485,000 paid as part of the Xechem, Inc. and Xechem International, Inc. vs. Bristol-Myers Squibb Company, 03 C 1920 lawsuit settlement. In return for Xechem's full release of all claims that were or could have been asserted against BMS in connection with the case, BMS agreed to pay us $4,200,000 and further agreed to release us from all claims BMS could have asserted against us in the case. Legal fees and costs totaled approximately $1,485,000.

The other major expenses for the nine months ended September 30, 2006 were: (a) salaries and wages of approximately $829,000 an increase of approximately $132,000 or 19% as compared to 2005; (b) consulting fees which decreased to $89,000 for the nine months ended September 30, 2006 as compared to $245,000 for the nine months ended September 30, 2005; (c) rent expense increased $10,000 from $134,000 for the nine months ended September 30, 2005 to $144,000 for the nine months ended September 30, 2006; (d) legal fees totaled $315,000 in 2006, as compared to $307,000 in 2005, an increase of $8,000; (e) directors and officers insurance decreased $11,000 from $87,000 for the nine months ended September 30, 2005 to $76,000 for the nine months ended September 30, 2006; (f) medical and property insurance decreased $33,000 from $131,000 for the nine months ended September 30, 2005 to $98,000 for the nine months ended September 30, 2006 ; (g) advertising expense increased approximately $28,000 from $11,000 for 2005 as compared to $39,000 in 2006; (h) private placement cost totaled $0 in 2006, as compared to $177,000 in 2005; (i) accounting fees increased approximately $70,000 from $28,000 in 2005 to $98,000 in 2006; (j) travel expenses increased approximately $14,000 from $143,000 in 2005 to $158,000 in 2006; (k) professional services decreased $13,000 from $37,000 in 2005 to $24,000 in 2006; and (l) other expenses increased $7,000 from $242,000 for the nine months ended September 30, 2005 to $249,000 for the nine months ended September 30, 2006.

Interest expense for non-related parties equaled approximately $5,566,000 for the nine months ended September 30, 2006, an increase of approximately $3,925,000 as compared to the nine months ended September 30, 2005. The increase in expense was the result of additional debt incurred in 2005 and 2006 and approximately $4,128,000 was non-cash in nature due to borrowings evidenced by debentures and notes and the beneficial conversion feature of said debentures. Interest expense for related parties was approximately $90,000 for the nine months ended September 30, 2006 as compared to $67,000 for the nine months ended September 30, 2005 due to increased indebtedness. For the nine months ended September 30, 2006, we had $4,205,000 of other income, as compared of $166,000 of other expense for the nine months ended September 30, 2005, which was a result of Xechem, Inc. and Xechem International, Inc. vs. Bristol-Myers Squibb Company, 03 C 1920 lawsuit settlement. In return for Xechem's full release of all claims that were or could have been asserted against BMS in connection with the case, BMS agreed to pay us $4,200,000 and further agreed to release us from all claims BMS could have asserted against us in the case.

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

Liquidity and Capital Resources; Plan of Operations

On September 30, 2006, we had cash and cash equivalents of $274,000, negative working capital of $5,572,000 and stockholders' deficit of $77,854,000.

As a result of our net losses through December 31, 2005 and accumulated deficit since inception, our accountants, in their report on our financial statements for the year ended December 31, 2005, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of September 30, 2006. With respect to NICOSAN(TM)/HEMOXIN(TM), the Company commenced the commercial launch of the drug in Nigeria on a limited basis in the third quarter 2006 and is planning to begin pursuit of the pre-clinical and clinical trials in the United States as required for Food and Drug Administration (FDA) approval. These planned activities are entirely dependent on financings. There can be no assurances that the required funding will be obtained or that the Company will succeed in its efforts to launch the drug in Nigeria or the United States.

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

Xechem Nigeria is obligated to pay the following fees: (a) a facility fee of 1% flat on the facility amount or 1,500,000 Naira (approximately $12,500 US); (b) a management fee of 0.5% flat on the principal amount outstanding from time to time, payable annually on the anniversary of the facility; and (c) a monitoring fee of 100,000 Naira (approximately $800 US), payable annually on the anniversary of the facility. Nexim reserves the right to vary the rates as dictated by market realities. Nexim is also entitled to name a director to the Xechem Nigeria board of directors pending the repayment of the facility, but currently has not done so.

(3B) We have been in extended negotiations with UPS Capital Business Credit ("UPS Capital") to obtain financing to cover the cost of acquiring the plant equipment and machinery needed to establish a commercial scale production facility in Nigeria under the U.S. Ex-Im ("Ex-Im") Bank Loan Guarantee Program. Based on the estimated cost of the project, as well as the criteria utilized under Ex-Im's guidelines, the Ex-Im statutory fees, etc., the total amount sought by our subsidiary, Xechem Nigeria from UPS Capital is $9.38 million. In March 2006, we paid a $50,000 non-refundable good faith deposit to UPS Capital. In November 2006, we paid a second non-refundable fees of $190,725 to UPS Capital.

On October 17, 2006, we received notification from UPS Capital that Ex-Im has approved a comprehensive credit guarantee to support UPS Capital's $9.38 million loan to Xechem Nigeria, and that UPS has approved Xechem Nigeria for a $9.38 million credit facility subject to receiving the necessary final commitments from Access Bank and Diamond Bank and on the following principal terms:

      (i) Proceeds to be used to fund up to 85% of Xechem Nigeria's cost (i.e, $8,538,542) of the US manufactured equipment and machinery needed for the establishment of a commercial scale pharmaceutical plant in Nigeria, plus certain local costs, fees, etc., for a total credit facility of $9,388,981;

      (ii) Principal plus interest at a rate of LIBOR + 2.75% repayable semi-annually in arrears over five years;

      (iii) Loan to be supported by a 100% Ex-Im guarantee, which has been approved, together with local bank guarantees from two Nigerian banks, Access Bank, Plc, and Diamond Bank, Plc., which have not yet been obtained;

      (iv) Part of UPS Capital loan will be used to cover 100% of the cost of Ex-Im Statutory Exposure Fee of $850,439; and

      (v) Total up-front fees payable to UPS Capital are $240,795 of which $50,000 good faith deposit was paid in March 2006. The balance of $190,795 was funded in November 2006.

Upon receipt by UPS Capital of the final commitments from Access Bank and Diamond Bank, the loan documents will be finalized and the proceeds released in accordance with the terms of the loan. Both local Nigerian banks have issued letters of intent to provide the required guarantees, and Xechem Nigeria is in the midst of negotiations regarding the final terms of local Nigerian bank commitments regarding the guarantees. Though there is no certainty that Diamond Bank and Access Bank will issue the final guarantees required to complete the UPS loan. If for any reason such guarantees do not materialize, we will immediately turn to identifying a suitable alternative Nigerian bank or banks to provide the required guarantee(s), though there can be no assurance we would be successful in doing so. If for any reason the UPS loan does not close, including because of the failure to procure the required local bank guarantee(s), and in the absence of alternative capitalization, including possible additional local financing from Nexim Bank in Nigeria, we have not identified alternative sources to fully fund the Nigerian Pharmaceutical Project or our ongoing operations.

If and when the UPS loan closes, there will be additional expenses associated with the completion of the Nigerian facility and start-up of production. We are hopeful that these additional monies will be obtained from potential local financing in Nigeria (debt, equity and/or possible prepayment for product or other product sales) and/or from potential domestic funding sources, although no commitments have been obtained for such funding. In the event all of such financing can be obtained, we have the further risk that cost overruns and/or delays in bringing the product to market could adversely impact execution of our business plan.

(4) In the nine months ended September 30, 2006, holders of Xechem debt converted Xechem debt (in the form of principal and interest) in the aggregate amount of $3,976,000 ($3,761,000 of which is principal and $215,000 of which is interest) into 921,877,000 shares of Xechem's common stock (exercised at conversion rates between $0.0025 - $0.0075 per share). The total conversions in the nine months ended September 30, 2006 represented approximately 66% of Xechem's issued and outstanding stock as of September 30, 2006.

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

Over the period from August 14, 2006 through September 26, 2006, Chassman infused $300,000 into Xechem. A note will be issued to Chassman in the amount of $300,000, it will bear interest at 8% and is due May 31, 2008. The note will be convertible into shares of common stock at $.03 per share (10,000,000 shares, excluding interest), the loan has not been documented at this time.

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

(7) Xechem Nigeria received limited duration approval on July 3, 2006 from Nigeria's drug regulatory authority, the National Agency for Food and Drug Administration and Control (NAFDAC), for the marketing and sale of NICOSAN(TM), for the prophylactic management of Sickle Cell Disease (SCD). The approval is for an initial term of two years, during which time, the Company will work towards completing confirmatory Phase III clinical trials in Nigeria. During the two year term, the company faces no restrictions on its ability to market and sell the drug in Nigeria. Initially it is not anticipated that revenues will be significant but are expected to help in covering a portion of the costs of the operation.

(8) On October 24, 2006, Xechem International, Inc. reached an agreement with Marjorie Chassman ("Chassman") regarding a bridge loan financing, whereby
Chassman agreed to loan $500,000 to Xechem, which amount has now been fully funded. The note has been negotiated to convert into shares of our common stock at $0.03 per share (approximately 16,666,667 shares, excluding interest). The note bears interest at 8% and is due May 31, 2008. Xechem may prepay the note any time within six months of receipt of the $500,000 during which six month prepayment period, Chassman agrees not to convert the note. As additional consideration for infusion of the capital and if Xechem does not repay the loan within six months of receipt of the full $500,000, Xechem will issue Chassman an additional 8,333,333 warrants, exercisable at $0.04 per share for a period of 5 years. In addition, Chassman has agreed to extend the due date on all existing notes held by the Company to May 31, 2008. The loan has not been documented at this time.

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

In prior years, we received cash from the sale of our New Jersey net operating losses ("NOLs"), under a program sponsored by the State of New Jersey, which ranged from $300,000 to $500,000 annually. Under new guidelines adopted by the State of New Jersey, Xechem fails to qualify in 2006 for the sale of NOL's because fewer than 75% of our employees, including subsidiaries, are based in New Jersey

Our planned activities will require the addition of new personnel, including management, and the continued development of expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Further, if we receive regulatory approval for any of our products in the United States or elsewhere, we will incur substantial expenditures to develop manufacturing, sales and marketing capabilities and/or subcontract or joint venture these activities with others. There can be no assurance that we will ever recognize revenue or profit from any such products. In addition, we may encounter unanticipated problems, including developmental, regulatory, manufacturing or marketing difficulties, some of which may be beyond our ability to resolve. We may lack the capacity to produce our products in-house and there can be no assurances that we will be able to locate suitable contract manufacturers or be able to have them produce products at satisfactory prices.

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

Item 3. Control and Procedures

Evaluation of Disclosure Controls and Procedure

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer/chief financial officer, as of September 30, 2006, and have concluded that as of September 30, 2006, these disclosure controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that we file with or submit to the United States Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.

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


Item 1. Legal Proceedings - None



Item 2. Changes in Securities - None


Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

      On October 24, 2006, the Company held its Annual Stockholder Meeting at its headquarters in New Brunswick, NJ. Proxies representing approximately 82% of the shares voted were cast as follows:

Election of Directors

                                    For                       Withheld
                               -------------                 ----------
Ramesh C. Pandey, Ph.D.        1,419,644,689                 22,291,193
Stephen F. Burg                1,412,025,886                 29,909,996
Adesoji Adelaja, Ph.D.         1,418,129,352                 23,807,530

Ratify Appointment of Moore Stephens, PC

                                   For           Against         Withheld
                              -------------   -------------   -------------

                              1,414,639,848      11,177,365      16,118,669

Approve 2006 Stock Award Plan

                                   For           Against         Withheld
                              -------------   -------------   -------------
                                174,825,512      64,678,079      12,987,887

Approval to Increase the Number of Shares of Common Stock
Authorized for Issuance to 5 Billion Shares

                                   For           Against         Withheld
                              -------------   -------------   -------------
                              1,292,319,840     142,914,401       6,701,641

      Xechem's board of directors held a special meeting immediately following the conclusion of the Annual Meeting and passed a resolution restricting the ability of the Company to issue more than 3.5 billion shares of common stock without a further vote of the shareholders.

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




   Date:  November 14, 2006             XECHEM INTERNATIONAL, INC.



                                        /s/  Ramesh C. Pandey
                                        ------------------------------------
                                             Ramesh C. Pandey, Ph.D.
                                             Chairman/Chief Executive Officer