Form 10KSB
period 2006-12-31
XECHEM INTERNATIONAL INC
filed 2007-04-16
CIK 919611

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ 13 OR 15(D) OF THE TRANSITION REPORT UNDER
SECTION SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 0-23788

XECHEM INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Delaware	22-3284803
(State other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

New Brunswick Technology Center 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901
(Address of principal executive offices)
732-247-3300
(Issuer’s telephone number, Including Area Code)

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
YES ☒ NO ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
YES ☐ NO ☒

State issuer's revenues for its most recent fiscal year. $202,000. State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $41,916,000 as of April 10, 2007.

The number of shares outstanding of our Common Stock 1,552,467,965 as of April 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format: Yes ☐   No ☒

iii

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are contained principally in the sections entitled “Business” and “Management’s Discussion and Analysis or Plan of Operation.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Factors Affecting Future Performance.” These forward-looking statements represent our estimates and assumptions only as of the date of this report, and we do not assume any obligation to update any of these statements.

iv

Part I

Item 1.	Description of Business

Business Development

Xechem International, Inc. (“Xechem”), a Delaware corporation formed in 1994, is a holding company which owns all of the capital stock of Xechem, Inc., a development stage biopharmaceutical company engaged in the research, development and production of niche generic and proprietary drugs from natural sources. Xechem, Inc. was a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.), a publicly traded company before it was acquired with all of its assets by Dr. Ramesh C. Pandey in 1990. Xechem Laboratories, Inc. (formed in 1993), XetaPharm, Inc. (formed in 1996), Xechem (India) Pvt. Ltd. (acquired in 1996), and Xechem UK Ltd. (formed in 2005) are all our subsidiaries. Xechem Pharmaceutical China Ltd. (formed in 2000) is an inactive affiliate. Xechem Pharmaceuticals Nigeria Limited (formed in 2002) is currently wholly-owned by us. Xechem’s principal product under development is NICOSAN™/HEMOXIN™ which has shown efficacy in the prophylactic management of Sickle Cell Disease (SCD). The development and production of NICOSAN™/HEMOXIN™ at this time is being conducted through Xechem Nigeria, Xechem Research Laboratories of Xechem, Inc. and Children’s Hospital of Philadelphia (CHOP).

In 2002, Xechem acquired the exclusive worldwide rights to produce, market and sell the sickle cell drug formerly known as NIPRISAN™ under an exclusive licensing agreement with the Federal Republic of Nigeria’s National Institute for Pharmaceutical Research & Development (NIPRD). The medicine, to be produced at a state-of-the-art facility being constructed in Abuja, Nigeria by Xechem Nigeria, will be marketed and sold in African continent under the name NICOSAN™. In the United States and rest of the world, the product will be known as HEMOXIN™. In February 2005, Xechem Nigeria signed a long-term lease at a nominal cost to build a production facility on approximately nine acres of land in Science Village owned by Sheda Science and Technology Complex (SHESTCO), Abuja, a parastatal of the Federal Ministry of Science and Technology, Abuja, Nigeria. Currently, we have invested over $7,000,000 in the development of the technology for the production of NICOSAN™ and building a modern commercial scale production facility. We have also acquired equipment and other supplies for the facilities, that we believe will be the only cGLP and cGMP facility in Nigeria. Xechem Nigeria plans to develop this facility into a self-sufficient five-building complex for the R&D and commercial production of NICOSAN™/HEMOXIN™. Xechem Nigeria has developed the formulation which has shown efficacy in the treatment of Sickle Cell Disease. Xechem Nigeria must further refine and standardize this formulation for consistent commercial scale production quantities. The cost of completing the build out, equipping, and opening the facility are projected to be in excess of $20,000,000.

NIPRD conducted Phase I, IIa and IIb clinical trials in Nigeria using its staff as volunteers. The drug materials of the NICOSAN™ dosage had no adverse effect on the volunteers in the identified clinical parameters (blood chemistry, liver functional status and kidney functional status). Results from the clinical trials indicated that approximately 90% of the participants experienced no major SCD crises since entering the program. The approximately 10% who did experience one or more SCD crises report that the crises were both less frequent and less severe than those they had previously experienced. These figures vary slightly from the results of a Phase IIb trial of NICOSAN™, conducted at an army base hospital in Yaba, Lagos, Nigeria between 1996 and 1997, wherein 73% of the 30 patients who participated in the study experienced no crisis during the 12 month trial period and the remaining 27% experienced less frequent and less severe crises. Certain patients also exhibited the benefits of positive weight gain, as well as, reduced or eliminated sickling tendencies with resulting healthy liver and kidney functioning. Two patients on NICOSAN™ developed non-itching macular rashes, three to four days after commencing treatment. These rashes disappeared two to five days later. Six patients experienced headaches. No other side effects were observed or reported during the trial period. The preliminary results indicate that NICOSAN™/HEMOXIN™ appear to be safe and effective for prophylactic management of SCD.

The Drug Master File (DMF) dossier for NICOSAN™ for adults and pediatrics was submitted for registration approval to the National Agency for Food and Drug Administration and Control (NAFDAC) Abuja, Nigeria, which is Nigeria’s regulatory agency. In July 2006, NAFDAC approved the marketing and sale of NICOSAN™ for the prophylactic management of SCD. The approval is for an initial term of two years, which will allow Xechem to complete confirmatory Phase III clinical trials in Nigeria. The company faces no restrictions on its ability to market and sell the drug in Nigeria. We are also preparing our Investigational New Drug (IND) application for the drug HEMOXIN™ to the FDA so that we may begin clinical trials in U.S. hospitals, for eventual sale of the drug in the United States. We have obtained the “orphan drug” designation for HEMOXIN™ from the FDA, which is granted only for diseases that afflict less than 200,000 people in the United States. The orphan drug status brings many advantages that could assist us in obtaining FDA approval for the drug and enhance its commercial potential. Orphan drug status provides us with various incentives, including the waiver of regulatory filing fees, access to grant funding for non-clinical research to generate the required data for marketing approval, and seven years of marketing exclusivity for the drug once approved by the FDA. Xechem must complete the pre-clinical and Phase I, Phase II and Phase III clinical trials in the United States in order to obtain FDA approval. Orphan drug status has also been obtained from the European Medicine Evaluation Agency (EMEA), the European Union’s counterpart to the FDA. The World Health Organization policy on herbal medicine provides that when a plant-based product is safe and indicates efficacy, it can be subsequently standardized and formulated into suitable dosage form for clinical trials.

NICOSAN™/HEMOXIN™ are not the only promising SCD drugs in our product pipeline. In late 2005, we acquired the exclusive, worldwide licensing rights to a new five-member heterocyclic anti-sickling compound known as 5-HMF from Virginia Commonwealth University (VCU), Richmond, Virginia. Research has shown that the 5-HMF compound is not only a natural product with very little, if any, toxicity, it also appears to be an effective anti-sickling agent which has shown high affinity for hemoglobin and is very active in genetically modified transgenic (Tg) mice. The new compound further expands our existing portfolio of products to be used in the fight against SCD. In March 2006, we submitted our orphan drug designation application for 5-HMF and received the designation in June 2006 from the FDA. In October 2006, VCU received a notice of patent allowance relating to the method of treating SCD with 5-HMF.

We continue to apply our expertise in the research and development of other compounds using traditional medicinal plants, microbial fermentation or semi-synthesis from sources derived from China, India, and Nigeria to produce anti-cancer, anti-fungal, anti-viral (including anti-AIDS), anti-inflammatory, anti-aging and memory enhancing compounds. A number of these efforts have been carried out in cooperation with the National Cancer Institute (NCI), the National Institute of Mental Health (NIMH), the National Heart, Lung and Blood Institute (NHLBI) of the National Institutes of Health (NIH).

Treatment Of Sickle Cell Diseases

Based on extensive and persuasive scientific evidence, including clinical trials conducted under NIPRD’s auspices, and work done at the National Heart, Lung and Blood Institute - Sickle Cell Disease Reference laboratory (NHLBI - SCDRL) at Children’s Hospital of Philadelphia (CHOP), we believe that NICOSAN™/HEMOXIN™ will prove to be a breakthrough treatment for sickle cell sufferers in Africa and worldwide. Though NICOSAN™/HEMOXIN™ do not cure Sickle Cell Disease (SCD), the medicines greatly reduce the degree of “sickling” of the affected red blood cells, which in turn eliminates or greatly reduces the devastating secondary consequences most patients succumb to, including strokes, kidney and liver failure, and extremely painful episodes known as “crises.”

Sickle Cell Disease (SCD) is the genetic blood disorder caused by an abnormality in the hemoglobin molecule. The disease causes the production of abnormal hemoglobin which contains portions that stick together after the release of oxygen. This phenomenon produces stiff, abnormally shaped red blood cells (or sickle-shaped cells) which do not flow freely through blood vessels. These abnormally shaped cells create clogs in the blood vessels, which in turn cut off the flow of normal hemoglobin and oxygen to the body. The result is severe pain or “crises”, ulcers, blindness and organ and tissue damage and break down (resulting in stroke and acute chest pain). Furthermore, the body’s immune system recognizes the abnormally shaped sickle cells and attacks and destroys them, often leaving the body with an insufficient number of normal oxygen-carrying red blood cells, resulting in an anemic condition (fatigue and enhanced susceptibility to infection).

Sickle Cell Disease is common among people whose ancestors come from sub-Saharan Africa. In Nigeria alone, over 4 million people suffer with SCD and 26 million carry the SCD gene. There are approximately 800 million persons living on the African continent, of which approximately 130 million carry the SCD gene and over 10 to 12 million suffer from the disease. There are also high incidences of the disease in South and Central America, Cuba, Saudi Arabia, India, Turkey, the United States, Greece and Italy. In the United States more than 80,000 people suffer from the disease. The disease appears in approximately 1 in every 500 African-American births and 1 in every 1,000-1,400 Latino-American births.

Infants born in the United States are screened for the disease, and if it is detected, they are treated with penicillin. Painful symptoms are treated with painkillers. The only FDA approved drug treatment for SCD is Hydroxyurea (HU), which is said to prevent painful crises from occurring. The drug is sold under the trade name Hydrea™ and has also been used in the treatment of leukemia and certain other cancers. Hydrea treats the painful symptoms of SCD and is not a cure. Hydrea induces the synthesis of fetal hemoglobin, which inhibits the production of the abnormal sickle cells. Not all patients respond to Hydrea treatment and certain others experience negative side effects.

The other known cure for SCD is a bone marrow transplant to replace defective red blood cells with donor healthy cells. Experimental treatments include butyrate to stimulate production of fetal hemoglobin, which is not affected by SCD and gene therapy. In 1995, Alpha Therapeutic Corporation entered into a licensing agreement with Ventex Pharmaceuticals to develop an orally deliverable compound to treat the disease. Furthermore, Supergn currently has Decitabine in Phase III clinical studies for the treatment of tumors, leukemia and SCD.

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

Sources And Availability Of Raw Materials

There is a lack of data to document the influence of raw materials (i.e. plant material quality, age, time of harvest, location, soil quality, preparation, handling, etc.) on the production of NICOSAN™/HEMOXIN™. We have initiated collaborations with Rutgers, the State University of New Jersey and G.B. Pant University of Agriculture and Technology at Pantnagar, Uttarakhand, India to perform a study of the sustainability of raw material generation in adequate quantity and quality that could help Xechem in producing high quality NICOSAN™/HEMOXIN™ on a commercial basis.

Patents And Proprietary Technology

We have been granted the following patents on various technologies and products:

UNITED STATES PATENTS

	U.S. PATENT NUMBER	TITLE OF PATENT
1.	5,159,002	“Method for Purifying Dermostatin A and B”	1992
2.	5,210,226	“Method for Separating Purifying Polyene Macrolide Antibiotics”	1993
3.	5,654,448	“Isolation and Purification of Paclitaxel from Organic Matter containing Paclitaxel, Cephalomannine and Other Related Taxanes”	1997
4.	5,840,748	“Dihalocephalomannine and Methods of Use Therefor”	1998
5.	5,854,278	“Preparation of Chlorinated Paclitaxel Analogues and Their Use Thereof as Antitumor Agents”	1998
6.	5,807,888	“Preparation of Brominated Paclitaxel Analogues and Their Use as Effective Antitumor Agents”	1998
7.	5,840,930	“Method for Production of 2”, 3” Dihalocephalomannine”	1998
8.	5,817,510	“Device and Method for Evaluating Microorganisms”	1998
9.	Des. 411,308	“Covered, Multi-Well Assay Plate”	1999
10.	6,177,456	“Monohalocephalomannines having Anticancer and Antileukemic Activity and Method Preparation Therefor”	2001
11.	6,765,015 B2	“Halogenated Derivatives Paclitaxel”	2004

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

5.	Pandey, R.C., L.K. Yankov, R. Nair and A. Poulev, "Paclitaxel Analogs, Preparation and Use as Antitumor Agents", Australian Letter Patent #724929, January 25, 2001.

6.	Pandey, R.C. and L.K. Yankov, “Isolation and Purification of Paclitaxel and Cephalomannine,” Mexican Letter Patent # 203,824, August 20, 2001.

7.	Pandey, R.C., L.K. Yankov, R. Nair and A. Poulev, "Paclitaxel Analogs, Preparation and Use as Antitumor Agents", Mexican Patent, September 4, 2001.

8.	Pandey, R.C., L.K. Yankov, R. Nair and A. Poulev, "Paclitaxel Analogs, Preparation and Use as Antitumor Agents" New Zealand Letter Patent #326527, June 8, 2000.

9.
Pandey, R.C., L.K. Yankov, “Procedimiento Para Aislar Y Purificar El Paclitaxel Del Material Organico Y Un Metodo Para Separar El Paclitaxel Desdeuna Mezcla Que Contiene Paclitaxel Y Cefalomanina. El Paclitaxel Es Una Droga Antineoplasica Para Quimioterapia”, Republic de Chile Letters Patent No. 41.558, August 20, 2002.

10.	Pandey, R.C., L.K. Yankov, "Isolation and Purification of Paclitaxel and Cephalomannine" Canadian Patent #2,210,972, October 21, 2003.

11.	Pandey, R.C., L.K. Yankov, "Isolation and Purification of Paclitaxel and Cephalomannine" Chinese Patent #ZL96193149.3, April 2, 2003.

12.	“Isolation and Purification of Paclitaxel and Cephalomannine” European Patent #0809639, July 19, 2004.

13.	“Paclitaxel analogs, preparation and use as anti-tumor agents” Korean Patent #0474792, February 24, 2005.

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

PROF. LESTER A. MITSCHER, PH.D., is currently the University Distinguished Professor and former Chairman of the Department of Medicinal Chemistry at the University of Kansas, one of the nation’s premier research institutions for chemistry. Among his past accomplishments, he has served on the Senior Advisory Council of G.D. Searle & Co., and has been the Chairman of the Biological and Natural Products Study Section for the NIH, as well as Chairman of the American Society for Pharmacognosy. Dr. Mitscher received his Ph.D. from Wayne State University in 1968. Dr. Mitscher was a director of ours from 1994 to 1997.

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

DESIREE V. DELGADO is President and Chief Executive Officer of R2Network.net, Ltd., a DelzBrük Company, a general market media company offering a full-range of services to support the advertising, marketing and public relations process.

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

NADINE B. HACK, MPA, MALS is the Founder and President of beCause Global Consulting, Inc., which is a global consulting firm that conceives, develops, facilitates and executes the cause-related strategies and initiatives of corporate and nonprofit clients to build awareness of and support for humanitarian efforts. Ms. Hack has extensive experience with the United Nations, where she served as New York City Commissioner for the United Nations, Consular Corps and International Business, the city’s senior official liaison with the world’s largest diplomatic and business communities. The Boards on which she currently serves include the Desmond Tutu Peace Foundation (President), Africa-America Institute (Vice Chair), World Policy Institute, International League for Human Rights, and Synergos Institute. She has Master Degrees from the John F. Kennedy School of Government at Harvard University (MPA) and the Graduate Faculty of Political and Social Science at New School University (MALS).

J. WAYMAN HENRY III has over ten years of experience in financial analysis, contract negotiations and marketing. He is Co-Founder and Vice President of Business Development of E-Merge International in Atlanta, GA, where he oversees all of the firm’s business operations in sports marketing, entertainment representation, National Football League apparel, event planning and intellectual property development.

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

DAKOTA PIPPINS, MBA is the Founder and CEO of Pippins Strategies, LLC, a marketing consulting firm that advises large corporations on strategies for attracting Urban consumers. Mr. Pippins is an Adjunct Assistant Professor at New York University where he previously served for five years as Director of NYU’s Management Institute and currently teaches a course on Urban Marketing Strategies. Mr. Pippins also serves on the Board of Directors of Hormel Foods Corp.

MARCY STREET, M.D. is the owner of Doctor’s Approach Dermatology & Laser Center in Lansing, MI, and is a Member of the Michigan Board of Medicine & Disciplinary Committee. Dr. Street has been in private practice since 1991 as a Medical Dermatologist, Skin Cancer Specialist and Mohs Surgeon with a CLIA approved Mohs surgery laboratory. Dr. Street is also a Clinical Instructor in Michigan State University’s Department of Internal Medicine, where she has lectured to medical students and residents on topics in general and surgical dermatology since 1991. Dr. Street received her M.D. from the University of Illinois College of Medicine in Chicago, IL.

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

Orphan Drug Designation

In August 2003, our Sickle Cell Disease product, NICOSAN™/HEMOXIN™, received the Orphan Drug designation from the FDA Office of Orphan Drug Products Development. The Orphan Drug designation provides tax incentives with respect to clinical trials and also gives the company to first receive FDA approval for the product the right to market the product exclusively within the United States for a period of seven years from the date of receipt of its FDA approval.

An Orphan Drug is defined as one that addresses: (i) a rare disease that affects fewer than 200,000 people; or (ii) a common disease that has been ignored because it is less prominent in the United States as compared to developing nations.

In October 2005, we also obtained the orphan drug designation for NICOSAN™/HEMOXIN™ from the European Medicine Evaluation Agency, which is the drug regulating agency overseeing all 25 countries comprising the European Union. That designation carries similar benefits and incentives to those that accompany the FDA orphan drug designation.

In June 2006, we received Orphan Drug designation from the FDA Office of Orphan Drug Products Development for the five-membered heterocyclic anti-sickling compound known as 5-HMF for the treatment of SCD.

Research And Development

During 2006, we spent approximately $826,000 on research and development as compared to $1,111,000 spent in 2005.

Employees

Xechem currently employs 80 full-time employees of whom 15 are located in the United States, 15 are located in India and 50 are located in Nigeria.

Recent Business Transactions

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

(2)  The parties agreed to terminate the MOU and the Cooperation Agreement. Under the MOU and the Cooperation Agreement, Alembic had previously agreed to loan Xechem $3,000,000 (Old Note). As additional consideration for the Old Note, Xechem agreed to pay Alembic a fee (Investment Fee) during the License Term (15 years) equal to the product of the Alembic Applicable Percentage multiplied by the Gross Product Sales Amount, as those terms are defined. The Gross Product Sales Amount means the amount of gross sales revenue generated by the company from sales of NICOSAN/HEMOXIN™ in Nigeria and other African countries, calculated on a cash-received basis. For the period from the commencement date through the fifth anniversary, the Alembic Applicable percentage was 15%, for the period from the fifth to the tenth anniversary, the Alembic Applicable percentage was 10%, and for the period from the tenth anniversary to the end of the term, the Alembic Applicable percentage was 5%. During the License Term, we also agreed to pay Alembic a U.S. Export Fee in an amount equal to one percent of the amount of purchase price paid by the company for any NICOSAN/HEMOXIN™ sold by the company in the United States and internationally, except Nigeria (Export Fee). Xechem also issued Alembic a warrant to purchase 10,000,000 shares of Xechem’s common stock at an exercise price of $0.20 per share (Alembic Warrant). Alembic also agreed to provide certain production and regulatory compliance personnel to assist Xechem Nigeria, which services would be compensated upon terms agreeable to the parties (Services). We also gave Alembic the right of first offer regarding the licensing of any distribution rights with respect to NICOSAN/HEMOXIN™ in the territory of Africa and India (Distribution Rights). All existing agreements and understandings between Xechem and Xechem Nigeria, on the one hand and Alembic on the other regarding the Cooperation Agreement, the MOU and the Old Note were terminated, including the Investment Fee, the Export Fee, the Alembic Warrant, the Services and the Distribution Rights. Notwithstanding the foregoing, the parties agreed that the provisions addressing the disclosure of confidential information, non-circumvention, confidentiality and nonsolicitation were not terminated and remain in full force and effect.

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

(4) Xechem did not pay the amounts due Alembic in December 31, 2006. Xechem and Alembic have extended the Maturity Date, pursuant to a Letter Agreement dated January 4, 2007, to January 31, 2007. Pursuant to a second Letter Agreement dated January 31, 2007, the parties had agreed to extend the Maturity Date to February 24, 2007. As consideration for the second extension, Xechem agreed to pay to Alembic, in reduction of the indebtedness due under the Note, the sum of $100,000. Pursuant to a third Letter Agreement, dated as of February 24, 2007 (executed March 1, 2007), the parties agreed to extend the Maturity Date to March 31, 2007. As consideration for the third extension, Xechem paid Alembic in reduction of the indebtedness due under the Note, the sum of $100,000 on March 1, 2007, which payment was a condition to the extension.

  The parties agreed that, if Xechem made a principal payment to Alembic in reduction of the Note of not less than $1,000,000 together with accrued interest, on or before March 31, 2007, then the Maturity Date of Alembic Agreements and the Note shall thereupon be extended for an additional six months. Payment was made on April 5, 2007.

(5) As of March 28, 2007, Xechem received loans totaling $100,000 from Ms. Chassman and $569,600 from eight unrelated parties, which amounts bear simple interest at 8% per annum and are due and payable in six months.

(6) On April 4, 2007, the Company completed a private placement of $4,959,963 of Units pursuant to a securities purchase agreement (“Purchase Agreement”) with a number of investors (“Purchasers”). The Units are comprised of (i) 8% convertible debentures (“Debentures”) in an aggregate principal amount of $4,959,963; convertible into Common Stock of the Company at $0.0175 per share (representing 283,426,449 shares of common stock on an as converted basis, subject to possible adjustment as discussed below); and (ii) two warrants per Debenture, each providing a right to purchase 37.5% of the number of shares of Common Stock purchasable with the original principal amount of the Debentures (i.e. up to 75% of the Common Stock in the aggregate), at a price of $0.0225 per share (subject to possible adjustment as discussed below); the first warrant has a term ending March 31, 2009 and is not callable (the “Two Year Warrant”), and the second warrant has a term ending March 31, 2010 and is callable by the Company at a purchase price of $0.06 per share provided the volume weighted average price (“VWAP”) of the Company’s Common Stock exceeds $0.06 for 30 consecutive trading days (the “Three Year Warrant”— together with the Two Year Warrant, collectively, the “Warrants”). The Company has entered into a “Registration Rights Agreement,” pursuant to which it is obligated to file a registration statement to register the Common Stock of the Company underlying the Debentures and Warrants, which contains certain penalties if not timely filed. In connection with the transaction the principal officers and directors of the Company were required to lock up their shares of the Company for a period ending 6 months after the registration of the common stock underlying the Debentures and Warrants and in addition, the Company’s CEO pledged certain personal assets (his 25% beneficial ownership in the entity that owns the New Brunswick, NJ facility leased to the Company) to secure the Debentures. The Company has agreed to grant to the advisor on the transaction an option to purchase 12% of the shares of Common Stock of the Company issuable upon the immediate conversion of the Debentures (i.e., 34,011,173 shares ) at a price of $0.001 per share, expiring March 31, 2009 for advising it in connection with the transaction. In addition, in the event of the exercise of any of the warrants issued as part of the offering, it is entitled to a 5% fee for the amount of the warrant exercise. The Company has also agreed to reimburse the Purchasers for interest at the rate of 8% per annum for the monies deposited by them in escrow pending the initial closing of the Purchase Agreement and to reimburse the advisor for $75,000 of its legal fees in connection with the transaction.

The Purchase Agreement contains certain limitations as to application of the proceeds of the offering and further limits the release of in excess of $1,500,000 to the payment of past due payables on the occurrence of one of the following “Release Conditions:” (i) the closing of the current Nexim Bank loan commitment to Xechem Pharmaceuticals Nigeria, Limited (“Xechem Nigeria”) for the funding of at least 350 million Naira (approximately $2.6 million US dollars); (ii) the closing of funding of at least $9,000,000 of the proposed $9,388,980 UPS Capital Loan to Xechem Nigeria, to be guaranteed by the Ex-Im Bank, which in turn is to be supported by guarantees of one half of such amount by each of Diamond Bank PLC and Bank PHB, PLC, which are local Nigerian banks; or (iii) the funding of at least $3,000,000 of equity financing by Xechem Nigeria.

The Company has affirmative obligations under the Purchase Agreement to: (i) timely file all required reports under the Securities Act of 1934; (ii) promptly deliver the shares of Common Stock purchased by the Purchasers pursuant to conversion of their Debentures or exercise of the Warrants and is subject to a penalty of $10 per $1000 of securities (with the value computed based on a volume weighted average pricing or “VWAP” formula) for each day that it is late with respect to effecting such deliveries, increasing to $20 per $1000 of securities should it fail to make such delivery commencing 5 trading days after failing to meet this obligation; (iii) indemnify the Purchasers against enumerated liabilities in the event of actions taken against them in certain instances; (iv) reserve at all times a sufficient amount of Common Stock to enable it to meet its obligations under the Purchase Agreement (it should be noted that the Company adopted a resolution to not issue in excess of 3,500,000,000 shares of its authorized Common Stock without the approval of shareholders as to such increase, and in the event the Company is unable to meet this obligation, it has an affirmative obligation to obtain shareholder approval promptly following the reaching of such level; (v) provide a 2 year preemptive right to purchase up to 15% of the securities issued by the Company’s Xechem Nigeria Pharmaceuticals, Limited (“Xechem Nigeria”) subsidiary in any public offering that may subsequently occur through such subsidiary; (vi) permits the Purchasers to nominate one member to the Company’s board of directors (and a second one in the event of the issuance of not less than $6,000,000 of Units), reasonably agreeable to the Company, with there to be a limit of 5 directors for the first year following the closing of the Purchase Agreement; and (vii) provides a 15 day right of first refusal to the Purchasers to participate in up to 100% of any subsequent common stock transaction of the Company not constituting an “Exempt Issuance” as defined in the Purchase Agreement, subject to possible waiver if agreed to by holders of at least 80% of the outstanding Debenture principal amount.

The Purchase Agreement contains a number of negative covenants for so long as the Debentures remain outstanding, which include a prohibition against: (i) the adoption of certain shareholder rights plans intended to prohibit or deter takeovers of the Company; (ii) the providing of material nonpublic information to the Purchasers or their counsel, absent execution by the applicable Purchaser(s) of a confidentiality agreement regarding such information; (iii) the issuance of additional capital stock of the Company (or securities convertible into the same) other than certain “Exempt Issuances” as detailed in the Purchase Agreement, for a period of 12 months from the initial closing of the Units issuance; (iv) entering into certain enumerated variable rate transactions where the pricing of the equity securities of the Company is subject to a variable formula; (v) uneven treatment with respect to the Purchasers; and (vi) the prohibition against a reverse or forward split of the Company’s stock for a year following the effectiveness of a registration statement registering the shares underlying the Units absent the consent of the holders of a majority of the Debentures.

Detailed information regarding the Company is enumerated in the body of the Agreement and its accompanying schedules, including representations and warranties associated with its current financial condition. Inaccuracy of any of the representations or warranties in a material manner would constitute an event of default that would provide the Purchasers the right to accelerate the indebtedness regarding the Company. These representations include: (i) an acknowledgment that the Company has significant past due payables, many of which will not be satisfied with respect to the proceeds of the financing; a total of $1,383,326 of liabilities was scheduled as of March 23, 2007, and a total of $8,420,936 of notes payable plus accrued interest of $642,368 was scheduled as of March 25, 2007, including the following primary lenders to the Company (principal amount only is summarized here): (a) independent third party individuals - $259,600; (b) related party loans - $1,313,439; (c) Dr. Pandey - $124,689; (d) Xechem China - $140,120; (e) Marjorie Chassman - $2,788,128; (f) Chassman/Brauser 2007 loans - $550,000; (g) Alembic - $2,000,000; (h) NEXIM Bank - $1,153,846; and UBA Loan - $91,115 (the latter two loans are to Xechem Nigeria); (ii) the issued and outstanding capital stock of Xechem Nigeria is presently 95,000,000 shares all issued to the Company, subject to the qualifications that (a) a claim has been made by a prior employee of the Company as to ownership in Xechem Nigeria, which the Company refutes (and for which there has been no further follow up since the claim was made over a year ago); and (b) the Company outlined that Xechem Nigeria is expected to issue up to 20,000,000 additional shares to certain persons and entities primarily in Nigeria with respect to services rendered and/or to be rendered or purchase by such service providers and/or their designees, provided that any issuances other than for services rendered and/or to be rendered will be subject to the participation right of the Purchasers with respect to any subsequent public offering of Xechem Nigeria stock set forth elsewhere in the Purchase Agreement; and (c) Xechem India is presently owned 66-2/3% by the Company and the remainder by Ramesh C. Pandey and family members; (c) the Company was required to provide a solvency representation and in doing so it provided that anticipated cash flow of the Company, together with the proceeds the Company would receive were it to liquidate all of its assets from the funding of the Debenture sale after taking into account all anticipated uses of the cash would be sufficient to pay all amounts on or in respect of its liabilities when such amounts are required to be paid, and further provided that it does not intend to incur debts beyond its ability to pay such debts as they mature (taking into account the timing and amounts of cash to be payable on or in respect of its debt and assuming the continued forbearance of obligations from existing creditors consistent with past practice and the assumed accelerated increase in sales from Xechem Nigeria and the forbearance of existing loans that will be coming due during the next year. (It should be noted that the aforesaid representations regarding solvency are subject to numerous assumptions that may or may not materialize or based upon future liquidation values as to which there is not certainty and therefore persons dealing with the Company should recognize the precarious financial condition in which the Company has been historically and as of the present time.) and (iv) the Company has provided representations as to its capitalization, which as of March 25, 2007 included 1,555,797,965 issued and outstanding shares of Common Stock, an additional 749,479,461 shares of Common Stock issuable pursuant to options, warrants, convertible notes and/or actual issuances or agreed upon issuances of shares (bringing aggregate Common Stock as adjusted to 2,305,277,426 shares) and an additional 576,310,000 shares issuable to Ramesh C. Pandey in connection with his 20% antidilution rights, bringing aggregate estimated diluted capitalization (before adjustments for accrued interest convertible to equity) to approximately 2,881,587,426 shares of Common Stock.

Debentures. The Debentures mature on March 31, 2009. They call for the payment of simple interest at the rate of 8% per annum, quarterly in arrears, calculated based upon a 360 day year and payable on the last day of May 31, 2007 and the last day of each third month thereafter through maturity. Interest is payable in cash unless otherwise agreed to between the Debenture holder and the Company. A late fee of 12% per annum is payable with respect to any late payments. Prepayment is not permitted without the consent of the Debenture holder.

The Debentures are convertible from time to time at the option of their holders at the “Conversion Price.” The “Conversion Price” is $0.0175 per share, subject to adjustment to account for: (i) forward and reverse splits and other extraordinary transactions; and (ii) a full ratchet clause which effectively lowers the purchase price to the lowest price at which there is any subsequent placement of the Company’s Common Stock (or securities exchangeable into or convertible into or exercisable into Common Stock) placed at a price below the lowest Conversion Price then in effect, with the exception of certain detailed “Exempt Issuances,” which include issuances pursuant to any existing rights to acquire Common Stock currently in place. A similar Conversion Price adjustment applies to the extent of the value of any rights offerings made by the Company entitling stockholders to subscribe for securities at a price below the Conversion Price for the Debentures. In addition, the Debentures have protective provisions which effectively call for the issuance of additional securities to the holders as if they were shareholders in connection with any subsequent distributions of cash or securities to the holders of the Common Stock. The Company has an affirmative obligation to notify the Debenture holders of events that cause an adjustment in the conversion price for the Debentures. There is a limitation of conversions of Debenture principal or interest resulting in a holder owning greater than 4.99% of the Company’s Common Stock absent the prior consent of the holder. As noted above with respect to share transfers, there is a liquidated damages obligation of the Company of $10 per trading day per $1,000 of Common Stock (increasing to $20 per trading day per $1,000 of Common Stock) after 7 trading days, to the extent that the Company fails to timely provide to the Purchasers the stock certificates to which they are entitled upon conversion of Debenture indebtedness to Common Stock.

The Debentures contain a “Buy-In” liability to the Company in addition, should it fail to timely deliver certificates following delivery of a conversion notice, which effectively holds the Company liable for the loss the holder would incur in the event it sold any of the shares relating to a conversion notice and then was forced to buy the underlying shares to effect the trade due to the Company’s failure to timely deliver the certificate.

The Debentures also provide that in the event of a “Fundamental Transaction,” absent the successor in interest to the Company requiring that the Debenture holders receive cash for the satisfaction of the Debenture obligation, then the Debenture holders shall be entitled to comparable rights with respect to the securities of the successor entity arising from the Fundamental Transaction. “Fundamental Transactions” include: (i) mergers or consolidations of the Company with or into another entity; (ii) sale by the Company of all or substantially all of its assets; (iii) certain tender offers or exchange offers whereby the Company’s stockholders can exchange their shares for other securities, cash or property; and (iv) certain reclassifications of the Company’s Common Stock or compulsory share exchanges effectively converting the Company’s securities into those of another entity.

The Debentures contain certain negative covenants, which include: (i) amendments to the Company’s charter or bylaws in a manner that would adversely impact the Debenture holders; (ii) repurchases of stock of the Company with the exception of certain limited repurchases of stock owned by former employees; and (iii) payment of cash dividends or other distributions with respect to the Company’s securities.

The Debentures provide that the holders can accelerate the indebtedness evidenced by the Debentures in the event of the occurrence of an “Event of Default” and failure to cure within the applicable cure period (not to exceed 5 days) if any; “Events of Default” include the breach by the Company of any of the obligations of the Company pursuant to the Debentures or any of the other transaction documents (i.e., the Purchase Agreement or the associated agreements in connection therewith), any representation or warranty being untrue or incorrect at the time made in any material respect; certain insolvency events with respect to the Company or material subsidiaries, or defaults with respect to obligations which remain uncured for up to 45 days, cessation of listing of the Company’s Common Stock for 5 consecutive trading days, a Change of Control transaction (including changes of beneficial ownership of the Company in excess of 50% or transfers of at least 33% of the Company’s assets), failure to effect the effectiveness of the registration statement within 210 days of the closing or failure to maintain its effectiveness for 30 consecutive days (subject to certain limited extensions) , and failure to timely deliver stock certificates.

Warrants. The Purchase Agreement calls for the issuance of two Warrants per Unit of investment, with each Warrant comprising the right to purchase up to 37.5% of the shares issuable per the Debenture (2,142,857 shares of Common Stock for each $100,000 of investment per Warrant, or 4,285,714 shares for both Warrants associated with a $100,000 investment) at an exercise price of $0.0225 per share (subject to adjustment as discussed below). The Two Year Warrant has a term of approximately two years, expiring March 31, 2009 and is not callable by the Company. The Three Year Warrant has a term of approximately three years, expiring March 31, 2010, and is callable in the event that the VWAP of the Company’s Common Stock for 30 consecutive trading days (following the declaration of effectiveness of a registration statement for the underlying Common Stock) exceeds $0.06 per share (subject to adjustment for splits and other extraordinary transactions) and provided that: (i) the holder is not in possession of material nonpublic information; (ii) the Company has honored all prior notices of exercise under the Warrant; (iii) the registration statement is effective for the duration of the exercise period following the delivery of the call notice; the Common Stock continues to be listed on a trading market (which can include trading on the OTC Bulletin Board or in the Pink Sheets); (iv) there continues to be sufficient reserved shares of Common Stock underlying the Units; and (v) after exercise of the Warrant the holder would not hold in excess of 4.99% of the Company’s outstanding capital stock. In such event, the Company shall have the right to call initially 50% of the remaining shares underlying the Warrant for nominal consideration provided the call notice is delivered within 2 trading days of such 30 day period, and in such event the holder will have a 20 trading days following the receipt of the notice to exercise the Warrant before the right to purchase the called shares shall be cancelled. In the event the call is effectively exercised, then the remaining shares underlying the Three Year Warrant will be subject to a second call right provided the VWAP for the Common Stock thereafter meets the 30 trading day threshold for another 30 consecutive trading days and the other conditions to the call are also met (as enumerated above) for the subsequent period following the delivery of the call notice.

Exercise of the Warrants is for cash only, provided however, if by the first anniversary following their date of issuance an effective registration statement is not in place for the underlying shares, then the holders shall have a right to exercise the Warrants on a cashless basis. Upon exercise of a Warrant, the Company has an obligation to promptly deliver the underlying shares and is subject to a liquidated damages clauses comparable to those applicable to the Debentures, for: (i) failure to timely deliver the certificates for the purchased Common Stock as a result of exercise of the Warrants; or (ii) losses incurred by the Warrant holder as a result of having to effect a Buy-In of Common Stock to cover any sale of the shares corresponding to the Warrant exercise, where the Company failed to timely delivery to the holder the shares of Common Stock related to the Warrant exercise.

The $0.0225 per share exercise price for the Warrants is subject to adjustment for stock splits and other extraordinary corporate events. In addition, the Warrants contain a full ratchet adjustment mechanism for the applicable purchase price comparable to the full ratchet adjustment mechanism applicable to the exercise price for the conversion of Debenture indebtedness into equity of the Company, as well as a conversion modification to account for distributions of cash , securities or other property to stockholders of the Company. The Company has an affirmative obligation to notify the Warrant holders of adjustments to the exercise price of the Warrants.

As with the Debentures, there is a limitation on the amount of Common Stock issuable to a Warrant holder to 4.99% of the outstanding Common Stock of the Company, absent waiver by the holder of that limitation. In addition, the Warrants call for similar rights in the event of Fundamental Transactions, provided that it the Fundamental Transaction is any of (i) an all cash transaction; (ii) a going private transaction under Rule 13e-3 of the Securities Exchange Act of 1934; or (iii) involving securities of a company whose shares are not traded on a national securities exchange, then at the Company’s option in lieu of a carryover of the Warrants to the successor entity, the holder shall be entitled to a the cash value of the Warrants keyed to a Black Scholes valuation.

Registration Rights Agreement.

The Company has agreed that it shall register 130% of the shares of Common Stock underlying the Units (“Registrable Securities”) promptly following the closing of the offering pursuant to the Purchase Agreement (“Closing Date”) . It is obligated to: (i) file a registration statement pursuant to the Securities Act of 1933 within 60 days following the Closing Date; (ii) respond to SEC comments and file pre-effective amendments within 10 days following receipt; and (iii) and cause it to be declared effective no later than 150 days following the Closing Date; (iv) telephonically request the declaration of effectiveness of the registration statement at 5:00 p.m. New York time on a trading day; (v) immediately notify the holders of Units of the declaration of effectiveness of the registration statement on the same day that it confirms such effectiveness with the SEC; (vi) file a prospectus with the SEC, as required by Rule 424 within one day of the declaration of effectiveness; and (vii) following the declaration of effectiveness of the registration statement, the Company is obligated to maintain the effectiveness of the Registration Statement for 10 consecutive calendar days or 15 calendar days during any 12 month. Failure to meet any of the foregoing obligations constitutes and “Event,” which subjects the Company to penalties of 2% for each month in which it occurs and on each monthly anniversary thereof, of a liquidated damages obligation equal to 2% of the original principal amount of the Debenture of the holder, subject to an aggregate cap of 15% of the original principal amount of the Debenture, payable in cash unless otherwise agreeable to the Company and the Debenture holder

The Company has an obligation during the registration process to provide to each Debenture holder no less than 5 trading days prior to the filing of each registration statement and no less than one trading day prior to the filing of any related prospectus or amendment or supplement thereto, with a copy of the proposed filing, and shall have an obligation to address any reasonable objections provided by holders of a majority of the Registrable Securities. A mechanism has been provided in the Registration Rights Agreement to provide these copies to Basu Capital on behalf of the investors. The Company has an obligation to provide questionnaires to the holders relative to the information to be included in the registration statement regarding them, to be timely completed by the holders.

The Company has an obligation to: (i) file the necessary post effective amendments to the registration statement and prospectus to be used by the holders of the Registrable Securities to keep the registration statement continuously effective until all the Registrable Securities are eligible for resale pursuant to Rule 144(k); (ii) file all required supplements; (iii) respond promptly to comments received from the Commission and provide copies of all applicable correspondence to the holders of the Registrable Securities; and (iv) comply in all material respects with the requirements of the Securities Act of 1933 for the legal methods of disposition by the holders of the Registrable Securities.

There is an obligation to file a new registration statement at such point in time as the amount of Registrable Securities exceeds the amount of securities then registered. There are obligations to notify the holders of Registrable Securities of the occurrence of numerous events which in certain events will include the need to suspend trading on the occurrence of certain events, including: (i) (A) when a prospectus or prospectus supplement is proposed to be filed; (B) when the SEC advises that a review will be effected or when comments are received; and (C) on the effectiveness of a registration statement or post effective amendment thereto; (ii) of any request by the SEC or other applicable government authority for amendments or supplements to the foregoing; (iii) the issuance of stop orders or similar proceedings; (iv) the receipt of notifications of suspension of permission for sale of securities; (v) the occurrence of an event or the passage of time where action must be taken to amend the registration statement to ensure that it does not misstate any material facts or omit to state any material facts; and (vi) the occurrence of material events regarding the Company under certain circumstances which the Company believes may not be in the Company’s best interest to continue the availability of the registration statement, provided that such information must be maintained on a confidential basis until publicly disclosed.

The Registration Rights Agreement contains detailed delivery requirements to the holders of the Registrable Securities as well as the obligation to meet applicable NASD and state blue sky requirements. The Company is obligated to cover all of the costs of registration of the Registrable Securities and to provide detailed indemnification to the holders of the Registrable Securities for loss, liability and legal expenses associated with the same. Piggyback registration rights also apply to any Registrable Securities that for whatever reason are not registered, except with respect to subsequent Form S-4 and Form S-8 registration statements.

Pandey Pledge Agreement. In order to induce the Purchasers to purchase the Units, Dr. Ramesh Pandey, the CEO of the Company, agreed to pledge to the Unit holders, effective as of the date that the indebtedness of the Company to Alembic, Limited is satisfied, 100% of the beneficial ownership in PRC Holdings, LLC and PCR Holding Company, Inc. (collectively, the “Pledged Interests”), which hold, collectively, 25% of the beneficial ownership in Vineyard Productions, LLC (“Vineyard”). Vineyard is the entity that owns the office building complex in which the Company’s offices and laboratory are located. Dr. Pandey shall be entitled to a release of the Pledged Interests at such time, if any, as the Company either pays off the Debentures, or posts cash collateral (or the substantial equivalent thereof) of $1,500,000 to the holders of the Debentures. The Company has agreed to indemnify Dr. Pandey for any loss he may incur in the event he loses any of the Pledged Interests to the Debenture holders as well as to compensate him or a charity of his designation, in consideration for providing this collateral. The Pledge Agreement also provides to Dr. Pandey the right to pledge the Pledged Interests to secure the remaining obligations of the Company to Alembic, Limited.

Chassman Pledge Agreement. The Purchasers required a pledge of additional collateral to consummate the Purchase Agreement from Marjorie Chassman, the wife of David Blech. She agreed to pledge to the Purchasers the following promissory notes which are convertible into Common Stock of the Company at the prices set forth below, to be released upon the occurrence of one of the Release Conditions (enumerated above) prior to an event of default with respect to the Debentures: (i) $30,000 principal amount dated April 5, 2006, convertible at $0.005 per share; (ii) $200,000 principal amount dated June 5, 2006, convertible at $0.01 per share; and $1,025,000 dated June 20, 2006, convertible at $0.015 per share. In order to induce Ms. Chassman to pledge the foregoing notes, the Company agreed to lower the conversion price from $0.03 per share to $0.0175 per share with respect to another promissory note that she holds in the original principal amount of $500,000.

Intercreditor Agreement. The holders of the Debentures have entered into an intercreditor agreement amongst themselves so as to equitably allocate any of the Pledged Interests or proceeds therefrom in the event that such collateral is foreclosed upon to satisfy any of the Debenture indebtedness.

(7) On April 3, 2007 Xechem Nigeria closed on its 500,000,000 Naira loan with the Nigerian Export Import Bank (“Nexim”), which represented a consolidation of the existing 150,000,000 Naira loan of Xechem Nigeria with an increase in the loan by an additional 350,000,000 Naira (approximately $2,600,000 US dollars of additional funding). The loan is for a five year duration, inclusive of one year’s moratorium of debt service, but subject to biannual payments of interest during the moratorium period. Interest accrues on the loan at the rate of 16% per annum. Principal thereafter is due in 8 equal semiannual payments, with the first payment due on the first anniversary of the closing of the loan. A special condition to the loan was the reservation by Nexim of the right to amend, alter, cancel or waive the conditions of the facility should it determine that circumstances warrant such a change.

On closing of the loan a facility fee of 0.5% was charged as against the increased amount of funding with respect to the loan. Additional fees with respect to the loan include a 0.5% annual management fee (based on outstanding principal amount) due on each anniversary of the loan, a 100,000 Naira annual monitoring fee payable on each anniversary of the loan and the obligation to reimburse Nexim for its legal fees. The loan is secured by a debenture trust deed on the assets of Xechem Nigeria and the personal guarantee delivered by Dr. Pandey. The loan contains customary affirmative and negative covenants, which include: (i) prohibitions against the granting of additional liens against the collateral or disposal of assets without Nexim’s consent; (ii) compliance with applicable laws and regulations; (iii) prohibition on the declaration of dividends unless the face value of due and payable obligations under the facility for the year in question have been paid; (iv) provide regular quarterly unaudited and annual audited financial statements; (v) provide proof of adequate insurance; and (vi) throughout the life of the facility Nexim has reserved the right to appoint a director to the board of directors of Xechem Nigeria.

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

We also agreed to award additional shares of our common stock to former CepTor shareholders contingent upon the occurrence of one of the following with respect to a development drug that is substantially derived from CepTor’s patents, technology and compounds: (i) a filing of a Phase II Application within 36 months of the closing of the transaction; (ii) a filing of a Phase III Application within 60 months of the closing date of the transaction; or (iii) a new drug application filing is made within 72 months of the closing of the transaction. Only one such award was to be paid per developmental drug even if such developmental drug satisfies one or more of the conditions in (i) through (iii) above. Each contingent award was worth $1,000,000, payable in shares of our common stock, valued at the lower of (i) $0.20 and (ii) the average closing price per share of common stock as reported on the OTC bulletin board (or such other market on which our common stock was then listed) for the 25 trading days immediately preceding the date of an award event, subject to adjustment in the event of a stock split, recapitalization, stock dividend, distribution or reclassification. In connection with the spin-off of CepTor, the shareholders holding in excess of 80% of these shares agreed to waive their rights to these additional grants.

The consideration for this transaction was determined at arms-length and included a premium over the net book value of the assets acquired based upon our assessment of the market value of CepTor’s assets and the benefits of combining with CepTor.

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

On December 9, 2004, Xechem, Mr. Pursley and CepTor entered into a second amendment to the CepTor agreement. The parties entered into the second amendment as part of a merger between Medallion Crest Management, Inc., a Florida corporation, CepTor and CepTor Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Medallion. Pursuant to the merger, CepTor merged with and into Acquisition Corp, with CepTor surviving as the wholly-owned subsidiary of Medallion. Pursuant to the merger agreement, Medallion acquired all of the outstanding capital stock of CepTor in exchange for issuing shares of Medallion’s common stock, par value $0.0001 per share to CepTor’s shareholders at a ratio of 2.165674 shares of Medallion common stock for each share of CepTor common stock outstanding at the effective time of the merger, and assumed certain obligations of CepTor to holders of its outstanding indebtedness and others. As a result, the former shareholders of CepTor became shareholders of Medallion. Medallion then changed its name to CepTor. Xechem was the record holder of 1,800,000 issued and outstanding shares of common stock of CepTor, which following the merger converted into 3,898,213 shares of Medallion/CepTor common stock.

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

On June 17, 2005, we entered into a Securities Purchase Agreement with CepTor. The Securities Purchase Agreement provided for, among other things: (1) redemption/purchase of 2,886,563 shares of CepTor common stock from Xechem, at $0.80 per share for an aggregate purchase price of $2,309,250.40; (2) the surrender by William Pursley (the former President of Xechem and current Chairman and CEO of CepTor) of the William Pursley stock option to purchase 43,000,000 shares of Xechem’s common stock; (3) restriction on sale of Xechem’s remaining 500,000 shares, as described more fully below, of CepTor common stock (the “Remaining CepTor Shares”); and (4) termination of the CepTor Agreement, the First Amendment and the Second Amendment.

Xechem’s CepTor shares are subject to a lock-up agreement which was modified per the second amendment: Xechem cannot sell its CepTor Shares for a period of six months following the effective date of the registration of the securities sold through the offering; thereafter, Xechem may sell an amount equal to up to fifty percent (50%) of the CepTor Shares until the first anniversary of the effective date of the registration, at which time Xechem will be free to sell all its CepTor Shares. The CepTor Shares were registered on July 27, 2005. If the CepTor Shares were not registered within six months following the termination of the offering, then the CepTor Shares would be under a lock up agreement for a period of one year following the termination of the offering, at which time Xechem could sell up to fifty percent (50%) of its CepTor Shares, with the ability to sell all of its CepTor Shares eighteen months following the termination of the offering. Notwithstanding anything herein to the contrary, Xechem may transfer the CepTor Shares in a privately negotiated transaction to any person or entity who agrees to be bound by the lock up agreement. We have pledged our CepTor shares as part of the Alembic settlement.

Although still a shareholder, we no longer have the ability to control CepTor’s operations. None of our directors remain on the CepTor board. CepTor’s success will be dependent upon further development of its products and attainment of the necessary capital to finance the successful movement of its products through the FDA regulatory approval process.

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

Amount of Stock

As of April 1, 2007, we have outstanding 1,552,467,965 shares of our common stock. If convertible note holders and warrant holders convert their notes into common stock and exercise their warrants and options, there will be a sufficient number of authorized shares of common stock to satisfy the conversions and exercises.

In October 2006, at the Annual Meeting, shareholders approved to increase the number of authorized shares of common stock to 5 billion shares.

The Board of Directors held a special meeting immediately following the conclusion of the Annual Meeting and passed a resolution restricting the ability of the Company to issue more than 3.5 billion shares of common stock without a further vote of the shareholders.

No Developed or Approved Products; Early Stage of Development

We are a development stage company. Our primary new product is NICOSAN™/HEMOXINTM, our Sickle Cell Disease (SCD) drug, which we began to market in Nigeria in 2006. Paclitaxel and its analogs are in the development stage. Although we have isolated paclitaxel in a substantially pure state and obtained several patents, there can be no assurance that such compound(s) will pass the necessary regulatory requirements for approval for sale in the United States or abroad. In addition, Bristol-Myers maintains a dominant market share in the paclitaxel business and may choose to take legal action to impair the entry of additional competitors in the market. Although we have the capability to, and may, sell paclitaxel for research purposes, to date, we have not received any revenues from sales of paclitaxel for human consumption and have received only minimal revenues from other product sales or sales of paclitaxel for research and development. In July 2006, NAFDAC approved the marketing and sale of NICOSAN™ for the prophylactic management of SCD. The approval is for an initial term of two years; however, our facilities can only produce limited quantities, thus limiting our market presence and our profitability. Our principal revenues have been contract research and testing and consulting services for other companies, which are not expected to continue, and which have historically been minimal. To achieve profitable operations, we, along with others, must successfully develop, obtain regulatory approval for, introduce, and market our potential pharmaceutical products. No assurance can be given that our product research and development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any products, if developed and introduced, will be successfully marketed or achieve market acceptance.

History of Operating Losses; Future Profitability Uncertain

We have experienced significant operating losses since inception and have generated minimal revenues from our operations. As of December 31, 2006, our accumulated deficit was approximately $82,410,000, which included losses from operations of $6,654,000 and $4,260,000 for the years ended December 31, 2006 and 2005 respectively. To date, we have been dependent on capital infusions and sale of credits (tied to losses from operations) for financing. Our ability to achieve a profitable level of operations is dependent in large part on our completing product development, obtaining regulatory approvals for our potential products and making the transition to commercializing such products. No assurance can be given that our product research and development efforts will be completed, that required regulatory approvals will be obtained, that any products will be manufactured or marketed or that profitability will be achieved. We will require additional funds to bring pharmaceutical products to market and to achieve profitable operations.

Going Concern

As a result of our losses to date, working capital deficiency, and accumulated deficit, the independent auditors report on our financial statements for each of the years ended December 31, 1994 through 2006, contain an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our continuation is dependent upon infusions of capital and our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitable operations. We anticipate that we will continue to incur significant losses until successful commercialization of one or more products generates sufficient net revenues to cover all costs of operation. As a development stage company, we have a limited relevant operating history upon which an evaluation of our prospects can be made. Our prospects must, therefore, be evaluated in light of the problems, expenses, delays and complications associated with a new business. As a result of the development-stage nature of our business, additional operating losses can be expected. There can be no assurance that we can operate profitably in the future.

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

Two Nigeria-based banks have been identified which are qualified to provide the Nigerian bank guarantee required by UPS Capital and Ex-Im Bank. UPS has provided a loan offer to us, which we have approved in principle. The two Nigerian banks must also review and approve the UPS offer. Upon the banks’ acceptance of the loan offer, they will undergo discussions with UPS regarding the final terms. If UPS completes the negotiation to its satisfaction, a formal request will be submitted by UPS Capital to Ex-Im Bank for the credit guarantee approval. If Ex-Im Bank provides the loan guarantee, UPS Capital will be authorized to disburse the funds to us.

There is no way to predict whether UPS will provide its approval to fund the loan to us. Without this loan, or alternative capitalization, we have not identified alternative sources to fund the construction of the full-scale production facility in Nigeria. In the event the loan is obtained, we estimate that there will be additional expenses associated with the completion of the Nigerian facility and start-up of production. We are hopeful that these additional monies can come from potential local financings in Nigeria (debt and/or equity) and/or from potential domestic funding sources, although no commitments have been obtained for such funding. In the event all of such financing can be obtained, we have the further risk that cost overruns and/or delays in bringing the product to market could adversely impact execution of our business plan.

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

Management of Staff Growth and Retention

We expect to increase our staffing levels in the future. Our ability to execute our strategies will depend in part upon our ability to integrate such new employees into our operations and fund such additional cost. It is anticipated that this will include the provision of significant new stock option positions to our current and future executive employees, as well as, our directors. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing, and marketing. The inability to acquire such services or to develop such expertise could have a material adverse impact on our operations. Late in 2004, our controller left the company. We have not filled this position and must do so in order to ensure the proper and timely filing of reports. We have completed our filings in a timely manner through the use of outside consultants.

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

Xechem Nigeria was formed in order to manufacture, market and distribute a number of pharmaceuticals and prescription nutraceuticals originating from the African continent. On July 18, 2002, we signed an exclusive worldwide license for the manufacture, marketing, distribution and sale of NICOSAN™ from the National Institute of Pharmaceutical Research and Development (NIPRD), government of Nigeria, for the treatment of Sickle Cell Disease. NICOSAN/HEMOXIN™ are our names for the non-toxic phyto-pharmaceutical product formerly named NIPRISAN™. In August, 2003, we received an orphan drug designation for NICOSAN™/HEMOXIN™. In October 2005, we also obtained the orphan drug designation for NICOSAN™/HEMOXIN™ from the European Medicine Evaluation Agency, which is the drug regulating agency overseeing all 25 countries comprising the European Union.

In February 2005, Xechem Nigeria signed a long-term lease at nominal cost, for a production facility to be built on approximately nine acres of land owned by Sheda Science and Technology Complex, Abuja, a parastatal of the Federal Ministry of Science and Technology, Abuja, Nigeria. Xechem Nigeria is in the process of developing this facility into a self-sufficient four-building complex for the commercial production of NICOSAN™/HEMOXIN™. Xechem Nigeria has developed small-scale formulations which have shown efficacy in the treatment of Sickle Cell Disease and must further refine and standardize this formulation for consistent production scale quantities sharing uniform active ingredients. The cost of refining these formulations and completing the build out, equipping and opening the facility are projected to be in excess of $14,000,000. We have not yet obtained the financing necessary to support this development, and we may be unable to do so.

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

Other Loans

As of March 31, 2007, we owe approximately $6,013,000 (principal only). Of the monies we have borrowed from various lenders (including related parties, Alembic and others), approximately $1,946,000 is due by the end of the year, including $1,000,000 plus interest which is due to Alembic. Should we fail to repay those loans, such lenders could take actions adverse to us. We are also obligated to file a registration statement to register the shares of common stock underlying some of the loans funded to us previously.

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

We lease our office and laboratory space at New Brunswick Technology Center, 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901. The facility consists of approximately 25,000 square feet and at original execution of the lease the lessor was unaffiliated. Ownership of the lessor was subsequently transferred to a new investment group and Dr. Pandey, our President, Chief Executive Officer and Chairman of the board, invested personal funds to acquire an approximately 25% interest in the lessor. Our base rent is approximately $14,217 per month, subject to annual increases, which commenced July 1, 2002, and continues for five years with base rent of approximately $15,700 per month in year five. In addition to base rent, we are responsible for our proportionate share of taxes and all other expenses of the building. We are not up to date with our current monthly rent.

As part of the negotiated terms of the July 2002 lease agreement, past due rental payments totaling approximately $88,000 would have been reduced to approximately $52,000, provided all rent and additional rent was paid on a timely basis. We did not fulfill our obligations fully under the lease agreement in 2003, and are in arrears for $89,000 due under the lease agreement during the year ended December 31, 2006. As of December 31, 2006, $15,000 remains due to the landlord for failure to perform certain obligations under the agreement. As of December 31, 2006, $104,000 remains due and payable to landlord and is included in accounts payable.

Through our subsidiary, Xechem Pharmaceuticals Nigeria Limited, we signed a long-term lease for a production facility on approximately nine acres of land at nominal cost on land owned by Sheda Science and Technology Complex, Abuja, a parastatal of the Federal Ministry of Science and Technology, Abuja, Nigeria. Xechem Nigeria is in the process of expanding this site into a self-sufficient five to six-building complex for the commercial production of NICOSAN™ / HEMOXIN™. While production is currently in a pilot scale facility, much of the equipment necessary for expanded production has been purchased or is in the process of fabrication for increased sales of product in the Nigerian market.

Item 3. Legal Proceedings

There are no pending legal proceedings.

Item 4. Submission Of Matters To A Vote Of Stockholders

On October 24, 2006, the Company held its Annual Stockholder Meeting at its headquarters in New Brunswick, NJ. Proxies representing approximately 82% of the shares voted were cast as follows:

Election of Directors

	For	Withheld
Ramesh C. Pandey, Ph.D.	1,419,644,689	22,291,193
Stephen F. Burg	1,412,025,886	29,909,996
Adesoji Adelaja, Ph.D.	1,418,129,352	23,807,530

Ratify Appointment of Moore Stephens, PC

For	Against	Withheld

1,414,639,848	11,177,365	16,118,669

Approve 2006 Stock Award Plan

For	Against	Withheld

174,825,512	64,678,079	12,987,887

Approval to Increase the Number of Shares of Common Stock
Authorized for Issuance to 5 Billion Shares

For	Against	Withheld

1,292,319,840	142,914,401	6,701,641

Xechem’s board of directors held a special meeting immediately following the conclusion of the Annual Meeting and passed a resolution restricting the ability of the Company to issue more than 3.5 billion shares of common stock without a further vote of the shareholders.

Item 5. Market For Common Equity And Related Stockholder Matters

Market Information

Our Common Stock is traded on the OTC Bulletin Board under the trading symbol “XKEM.” The following table shows the high and low bid quotations, on a quarterly basis, of our common stock from January 1, 2005 through March 31, 2007:

Common Stock

	2005 First Quarter	2005 Second Quarter	2005 Third Quarter	2005 Fourth Quarter
High Bid	$0.029	$0.017	$0.0165	$0.029
Low Bid	$0.013	$0.007	$0.01	$0.01

	2006 First Quarter	2006 Second Quarter	2006 Third Quarter	2006 Fourth Quarter	2007 First Quarter
High Bid	$0.0297	$0.227	$0.495	$0.0345	$0.0272
Low Bid	$0.0036	$0.0034	$0.0026	$0.0165	$0.018

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

Holders

As of March 31, 2007, there were 356 record holders and approximately 7,000 beneficial owners of our common stock. Dividends on the common stock are subordinated to the payment of dividends on our outstanding Class A Voting Preferred Stock (the "Class A Preferred Stock"). The Class A Preferred Stock has a dividend preference of $.00001 per annum per share on the liquidation preference of $.00001 per share on a cumulative basis. As of March 31, 2007 there were 2,500 outstanding shares of Class A Preferred Stock. As of March 31, 2007 there were 38,079 outstanding shares of Class C, Series 6 Preferred Stock with a par value of $.00001 with voting rights of 1 share of Class C, Series 6 equal to 10,000 shares. All of the Class C Series 6 shares are held by Dr. Pandey. As of March 31, 2007, there were 666 outstanding shares of Class C Series 7 Preferred Stock and 6 holders of record.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	69,542,983	$0.035	85,500,000
Equity compensation plans not approved by security holders	—	—	—
Total	69,542,983	$0.035	85,500,000

During the fiscal year ended December 31, 2006, we converted approximately $4,075,000 of convertible debt plus $242,000 of accrued interest into approximately 989,114,600 shares of our common stock at conversion rates from $0.005 to $0.0075.

Recent Sales of Unregistered Securities

The following sets forth securities sold by us in the last two years without registration under the Securities Act. Unless otherwise noted, in each case we sold shares of our common stock or warrants to acquire common stock in private transactions to persons we believed were “accredited investors” and/or “sophisticated investors” not affiliated with us unless otherwise noted, and purchasing the shares with an investment intent. Each of the transactions involved the offering of such securities to a substantially limited number of persons. Each person took the securities as an investment for his/her/its own account, and not with a view to distribution. We relied upon exemptions contained in Section 4(2) of the Securities Act or Regulation D promulgated thereunder in each of these instances. In each case, we did not engage in general solicitation and advertising and the shares were purchased by investors with whom we, through our officers and directors, had preexisting relationships. Each person had access to information equivalent to that which would be included on a registration statement on the applicable form under the Securities Act. We did not use underwriters for any of the transactions described below; therefore, these transactions did not involve underwriter discounts or commissions.

In June 2006, we reached final agreement with Marjorie Chassman (“Chassman”) regarding a bridge loan financing, whereby Chassman agreed to loan $1,025,000 to Xechem, in two tranches, one in the amount of $500,000 and the other in the amount of $525,000. The note was negotiated to convert into shares of our common stock at $0.015 per share (approximately 66,666,667 shares, excluding interest). The note bears interest at 8% and is due May 31, 2008. As additional consideration for infusion of the capital, Xechem issued Chassman 66,666,667 warrants, exercisable at $0.02 per share for a period of 5 years. The warrants were exercised in October 2006 and a net total of 25.0 million shares were issued in a cashless exercise. In addition, Chassman has agreed to extend the due date on all existing notes held by the Company to May 31, 2008.

Over the period from February 2006 through May 2006, Chassman infused $780,000 into Xechem. A note will be issued to Chassman in the amount of $780,000, it will bear interest at 8% and is due May 31, 2008. The note is convertible into shares of our common stock at $0.005 per share (approximately 156,000,000 shares, excluding interest). The loan has not been documented at this time.

In June 2006, Chassman infused $200,000 into Xechem. A note will be issued to Chassman in the amount of $200,000, it will bear interest at 8% and is due May 31, 2008. The note is convertible into shares of our common stock at $0.01 per share (20,000,000 shares, excluding interest). The loan has not been documented at this time.

In October 2006, Chassman agreed to loan $500,000 to Xechem. A note will be issued in the amount of $500,000, it will bear interest at 8% and is due May 31, 2008. The note is convertible into shares of our common stock at $0.03 per share (approximately 16,666,667 shares, excluding interest). Xechem may prepay the note any time within six months of receipt of $500,000 during which six month prepayment period, Chassman agrees not to convert the note. As additional consideration for infusion of the capital and if Xechem does not repay the loan within six months of receipt of the full $500,000, Xechem will issue Chassman an additional 8,333,333 warrants, exercisable at $0.04 per share for a period of 5 years,. The loan has not been documented at this time.

In 2006, we received $332,000 from related parties and $95,000 from non-related parties in the form of ten short-term notes. The due dates of the notes range one month to one year with interest at 8% - 15%. The notes are convertible into shares of our common stock at market value at the date of loan (approximately 33,077,000 shares excluding interest). The holders were also granted a five-year option to purchase shares of common stock at market value at the date of grant (approximately 19,832,000 options). At December 31, 2006, accrued interest totaled $13,200.

On February 28, 2005, we entered into a series of agreements (February 2005 Financing), pursuant to which investors infused $1,567,639. Investors, including Margie Chassman, purchased approximately 1,568 units. Ms. Chassman is the spouse of David Blech. Each unit is comprised of $1,000 principal amount of secured convertible promissory notes and five year warrants to purchase approximately 33,333.33 shares of our common stock at $0.015 per share (for warrants to purchase a total of approximately 52,266,661 shares of common stock for 1,568 units). Furthermore, each of the notes was convertible into our common stock at $0.015 per share. This debt has subsequently been paid in full. The original 52,266,661 warrants, which contained non-dilution features related to the number of shares to be exercised as well as the exercise price, were exercised in July 2006. A net total of 77,725,836 shares were issued at $0.0099 per share in a cashless exercise.

In August 2005, pursuant to the Term Sheet (August 2005 Financing), Ms. Chassman and certain other investors introduced to us through Chassman, agreed to invest $1,000,000 over the course of 50 days as follows: (a) $100,000 within 24 hours of execution of the Term Sheet; (b) $400,000 on or before September 6, 2005; and (c) $500,000 on or before October 6, 2005, provided however, that the investors could extend the date for full funding of the September and October installments by seven days each. The terms of this financing were amended on September 30, 2005. A total of $1,000,000 was funded.

We issued convertible notes in the amounts funded and agreed to issue 1,500,000 shares of our $0.00001 par value per share common stock for each $100,000 of principal amount of notes funded, for a total of 15,000,000 shares of common stock. These shares were issued in June 2006.

The notes are due and payable on May 31, 2008 and bear simple interest at the rate of 8% per annum, which shall accrue and be due and payable on maturity. The notes were prepayable in whole or part without penalty at any time through January 31, 2006. The notes plus accrued and unpaid interest are convertible into our $0.00001 par value per share common stock at $0.005 per share (approximately 200,000,000 shares, with no accrued interest). In June 2006, $600,000 and $50,000 in principal and accrued interest was converted into 130,069,984 shares of common stock.

Upon the full and timely funding of the August 2005 Financing notes, the conversion price on all previously existing and outstanding loans (principal plus accrued interest) owing from us to Chassman, the Harbor Trust, or any of their respective affiliates (approximately $3,800,000 in the principal amount) was reset to $0.005 per share, subject to adjustment.

In 2005, we received $445,000 from related parties and $50,000 from non-related parties in the form of nine short-term notes. The due dates of the notes range from six months to one year with interest at 8%-12% with accrued interest at December 31, 2006 of $13,500. New terms are being negotiated for past due notes.

In 2005, prior year notes for related and non-related parties totaling $551,000 were extended from six months to one year and the holders were granted a five-year option to purchase shares of common stock at market value at the date of grant. These options were also given to the parties whose notes were issued in 2005. In 2006, an additional 6,000,000 options were granted for the extension of two loans. At December 31, 2006, a total of 38,626,000 options were granted to purchase shares of our common stock.

In 2005, we established a Sickle Cell Advisory Board to assist management in creating public awareness of our efforts to bring an effective treatment for Sickle Cell Disease to market in the United States and the world. Members will collectively receive up to a total of 20,000,000 shares of our common stock in consideration for their services. We have issued 4,000,000 shares as of December 31, 2006.

We have agreed to provide to Dr. Pandey the amount of voting stock necessary for him to maintain 20% of the outstanding voting stock of our company. On December 31, 2006, we issued Dr. Pandey 28,003 shares of Class C, Series 6 Preferred Stock, so that he may maintain his 20% voting interest. On December 31, 2005, we issued Dr. Pandey 3,587 shares of Class C, Series 6 Preferred Stock, so that he may maintain his 20% voting interest. On December 31, 2004, we issued Dr. Pandey 5,566 shares of Class C, Series 6 Preferred Stock, so that he may maintain his 20% voting interest. The shares were issued to Dr. Pandey at par value. Each share of Class C, Series 6 Preferred Stock is equivalent to 10,000 shares of voting stock, but has no economic rights other than to be redeemed at par or to participate pro rata with common stock.

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

For the period from November 11, 2003 through June 30, 2004, Marjorie Chassman advanced $2,800,000 of convertible debt to us. She received warrants to purchase 14,000,000 shares of common stock at $0.0025 per share. On June 17, 2005, as part of a debt restructuring, Ms. Chassman agreed to: (1) eliminate her registration rights with respect to the $2,800,000 debt; and (2) eliminate Chassman’s first priority interest in the remaining CepTor shares owned by us (500,000). We agreed to assist Chassman in obtaining 144(K) eligibility opinions of her outstanding debt conversions. In December 2005, $35,000 was advanced to us by Chassman which was subsequently converted to exercise warrants to purchase 14 million shares of common stock in 2006. At December 31, 2005 we had a balance of $2,659,000 from this loan and recorded $59,000 in accrued interest. In the twelve months ended December 31, 2006, $2,659,000 in principal and $161,000 in accrued interest was converted into 734,505,264 shares of common stock (exercised at conversion rated between $.0025 - $.005 per share). At December 31, 2006, we have a balance of $0.0 from this loan and $0.0 in accrued interest.

Item 6. Management's Discussion And Analysis

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

General

Xechem International, Inc. (“Xechem”), a Delaware corporation formed in 1994, is a holding company which owns all of the capital stock of Xechem, Inc., a development stage biopharmaceutical company engaged in the research, development and production of niche generic and proprietary drugs from natural sources. Xechem, Inc. was a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.), a publicly traded company before it was acquired with all of its assets by Dr. Ramesh C. Pandey in 1990. Xechem Laboratories, Inc. (formed in 1993), XetaPharm, Inc. (formed in 1996), Xechem (India) Pvt. Ltd. (acquired in 1996), and Xechem UK Ltd. (formed in 2005) are all our subsidiaries. Xechem Pharmaceutical China Ltd. (formed in 2000) is an inactive affiliate. Xechem Pharmaceuticals Nigeria Limited (formed in 2002) is currently wholly-owned by us. Xechem’s principal product under development is NICOSAN™/HEMOXIN™ which has shown efficacy in the prophylactic management of Sickle Cell Disease (SCD). The development and production of NICOSAN™/HEMOXIN™ at this time is being conducted through Xechem Nigeria, Xechem Research Laboratories of Xechem, Inc. and Children’s Hospital of Philadelphia (CHOP). In July 2006, Xechem Nigeria received approval for the marketing and sale of NICOSAN™ in Nigeria.

We are in the process of expanding our production facility in Nigeria for our Sickle Cell drug, NICOSAN™, and preparing for the clinical testing and trials of HEMOXIN™ in the United States. We anticipate that expenses will increase, with the expansion of our operations and marketing efforts, as described more fully herein. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. In order to pursue these activities, we must obtain additional financing, whether in the form of loans or equity infusions. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

Results of Operations

The Year Ended December 31, 2006 vs. The Year Ended December 31, 2005

The following table sets forth certain statement of operations data of Xechem for each of the years ended December 31, 2006 and December 31, 2005 and for the cumulative period from inception (March 15, 1990) to December 31, 2006.

	Years Ended December 31		Cumulative from Inception to December 31, 2006
	(in thousands)
	2006	2005

Revenue	$202	$6	$2,323
Cost of Sales	$79	$—	$79
Research and development expense	$826	$1,111	$15,478
General and administrative expenses	$5,676	$3,155	$29,928
Sales and Marketing	$275	$—	$275
Write down of inventory and intangibles	$—	$—	$1,861
Loss from operations	$(6,654)	$(4,260)	$(45,298)
Other expense	$(4,476)	$(6,345)	$(39,748)
Sale of New Jersey net operating loss carry forwards	$—	$566	$2,636
Net Loss	$(11,130)	$(10,039)	$(82,410)

Revenue

Xechem Nigeria received approval on July 3, 2006 from Nigeria’s drug regulatory authority, the National Agency for Food and Drug Administration and Control (NAFDAC), for the marketing and sale of NICOSAN™, for the prophylactic management of Sickle Cell Disease (SCD). The approval is for an initial term of two years, which we believe will allow Xechem to complete confirmatory Phase III clinical trials in Nigeria. During the two year term, the company faces no restrictions on its ability to market and sell the drug in Nigeria. However, currently Xechem Nigeria can produce the product only in limited quantities at its pilot-scale facility in Abuja, Nigeria.

We had revenues of $202,000 for the year ended December 31, 2006 as compared to $6,000 for the year ended December 31, 2005. This represents $197,000 from the sales of NICOSAN™ by our subsidiary Xechem Nigeria and $5,000 from the product sales by our subsidiary Xetapharm, Inc for the twelve months ended December 31, 2006 as compared to $6,000 from the product sales by our subsidiary Xetapharm, Inc. for the twelve months ended December 31, 2005.

Research and Development

Our research and development expenditures have been directed primarily toward the development of our new Sickle Cell treatment drug NICOSAN™/HEMOXIN™, which is being developed by our wholly-owned subsidiary, Xechem Nigeria. Our research and development expenditures are also made in conjunction with the development of compounds to make niche generic anticancer, antiviral and antibiotic products that enjoy significant market demand but are no longer subject to patent protection.

Research and development expenditures decreased $286,000 or 35% from $1,111,000 for the year ended December 31, 2005 to $826,000 for the year ended December 31, 2006. In the year ended December 31, 2006, our costs associated with the development of our Sickle Cell Disease drug NICOSANTM totaled $382,000, a decrease of $197,000, as compared to the same period for 2005. Other major expenses of 2006 were: (a) salaries and wages of our research personnel which were approximately $207,000 for the year ended December 31, 2006, as compared to approximately $245,000 for the year ended December 31, 2005; (b) depreciation expense of approximately $327,000 for the year ended December 31, 2006, as compared to $93,000 for the year ended December 31, 2005; (c) consulting fees which decreased to $3,000 for the year ended December 31, 2006 as compared to $11,000 for the year ended December 31, 2005; (d) repairs and lab materials and supplies decreased $25,000 from $88,000 for the year ended December 31, 2005 to $63,000 for the year ended December 31, 2006; (e) professional development decreased $5,000 from $5,000 for the year ended December 31, 2005 to $0 for the year ended December 31, 2006; (f) purchase discount was $0 for the year ended December 31, 2006 as compared to $16,000 for the year ended December 31, 2005; and (g) other expenses increased $16,000 from $15,000 for the year ended December 31, 2005 to $31,000 for the year ended December 31, 2006.

We anticipate expenses to increase with the expansion of our production facility in Nigeria for our Sickle Cell drug, NICOSAN™, and the clinical testing and trials of HEMOXIN™ in the United States. In order to pursue these activities, we must obtain additional financing. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

General and Administrative

General and administrative expenses increased by $2,521,000 or 80% to $5,676,000 for the year ended December 31, 2006 as compared to $3,155,000 for the year ended December 31, 2005. The increase was primarily due to legal costs of approximately $1,485,000 paid as part of the Xechem, Inc. and Xechem International, Inc. vs. Bristol-Myers Squibb Company, 03 C 1920 lawsuit settlement. In return for Xechem’s full release of all claims that were or could have been asserted against BMS in connection with the case, BMS agreed to pay us $4,200,000 and further agreed to release us from all claims BMS could have asserted against us in the case. Legal fees and costs totaled approximately $1,955,000.

The other major expenses of 2006 were: (a) salaries and wages of approximately $1,159,000 an increase of approximately $220,000 or 23% as compared to 2005; (b) consulting fees which decreased to $172,000 for the year ended December 31, 2006 as compared to $546,000 for the year ended December 31, 2005; (c)  rent expense increased $17,000 from $178,000 for the year ended December 31, 2005 to $195,000 for the year ended December 31, 2006; (d) legal fees totaled $1,955,000 in 2006, as compared to $389,000 in 2005, an increase of $1,566,000 or 403%; (e) directors and officers insurance decreased $11,000 from $113,000 for the year ended December 31, 2005 to $102,000 for the year ended December 31, 2006; (f) medical and property insurance decreased $22,000 from $159,000 for the year ended December 31, 2005 to $137,000 for the year ended December 31, 2006; (g) advertising expense increased approximately $41,000 from $16,000 for 2005 as compared to $57,000 in 2006; (h) private placement cost decreased approximately $179,000 from $179,000 in 2005 to $0 in 2006; (i) accounting fees increased approximately $63,000 from $57,000 in 2005 to $120,000 in 2006; (j) travel expenses increase $25,000 from $197,000 in 2005 to $222,000 in 2006; (k) professional services decreased $15,000 from $56,000 in 2005 to $41,000 in 2006; (l) utilities and office expenses increased $13,000 from $121,000 in 2005 to $108,000 in 2006; (m) stock options expense was $1,387,000 for the year ended December 31, 2006 as compared to $0 in 2005; (n) annual meeting expense was $50,000 in 2006 as compared to $0 in 2005; (o) prior year expense adjustment was $321,000 for 2006 as compared to $0 in 2005; and (p) other expenses increased $87,000 from $205,000 for the year ended December 31, 2005 to $292,000 for the year ended December 31, 2006.

Our share of net loss from CepTor stock was $4,287,000, calculated on the basis of our approximately 4% ownership, for the twelve months ended December 31, 2005 as compared to $0 for the twelve months ended December 31, 2006.

Other

Interest expense for non-related parties equaled approximately $8,647,000 for the year ended December 31, 2006, an increase of approximately $3,925,000 as compared to $4,722,000 for the year ended December 31, 2005. The increase in expense was the result of additional debt incurred in 2006 and approximately $6,958,000 was non-cash in nature due to borrowings evidenced by debentures and notes and the beneficial conversion feature of said debentures. Interest expense for related parties was approximately $133,000 for the year ended December 31, 2006 as compared to $97,000 for the year ended December 31, 2005 due to increased indebtedness. For the year ended December 31, 2006, we had $4,305,000 of other income, as compared of $169,000 of other expense for the year ended December 31, 2005, which was mainly a result of Xechem, Inc. and Xechem International, Inc. vs. Bristol-Myers Squibb Company, 03 C 1920 lawsuit settlement. In return for Xechem’s full release of all claims that were or could have been asserted against BMS in connection with the case, BMS agreed to pay us $4,200,000 and further agreed to release us from all claims BMS could have asserted against us in the case.

New Jersey Economic Development Authority

In prior years, we received cash from the sale of our New Jersey net operating losses (“NOLs”), under a program sponsored by the State of New Jersey, which ranged from $300,000 to $500,000 annually. Under new guidelines adopted by the State of New Jersey, Xechem fails to qualify in 2006 for the sale of NOL’s because fewer than 75% of our employees, including subsidiaries, are based in New Jersey

Liquidity and Capital Resources

On December 31 2006, we had cash and cash equivalents of $105,000, negative working capital of $5,794,000 and stockholders’ deficit of $6,070,000.

As a result of our net losses through December 31, 2005 and accumulated deficit since inception, our accountants, in their report on our financial statements for the year ended December 31, 2005, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of December 31, 2006. With respect to NICOSAN™/HEMOXIN™, the Company commenced the commercial launch of the drug in Nigeria on a limited basis in the third quarter 2006 and is planning to begin pursuit of the pre-clinical and clinical trials in the United States as required for Food and Drug Administration (FDA) approval. These planned activities are entirely dependent on financings. There can be no assurances that the required funding will be obtained or that the Company will succeed in its efforts to launch the drug in Nigeria or the United States.

In order to meet these cash needs, we have entered into the following recent financing agreements.

(1) On December 13, 2005, we entered into an agreement in principle concerning the settlement of the Xechem, Inc. and Xechem International, Inc. vs. Bristol-Myers Squibb Company, 03 C 1920 lawsuit. (See Note 6 and 11A)

In return for Xechem’s full release of all claims that were or could have been asserted against BMS in connection with the case, BMS agreed to pay us $4,200,000 and further agreed to release us from all claims BMS could have asserted against us in the case. Each party agreed to bear their own costs, fees and expenses. Further, BMS agreed to waive the $29,599 fee award granted by the Court on September 7, 2005. BMS made the settlement payment to us in January 2006.

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

Xechem did not pay the amounts due Alembic on December 31, 2006. Xechem and Alembic have extended the Maturity Date, pursuant to a Letter Agreement, dated January 4, 2007 to January 31, 2007. Pursuant to a second Letter Agreement, dated January 31, 2007, the parties agreed to extend the Maturity Date to February 24, 2007. As consideration for this extension, Xechem agreed to pay to Alembic, in reduction of the indebtedness due under the Note, the sum of $100,000. Pursuant to a third Letter Agreement, dated as of February 24, 2007 (executed March 1, 2007), the parties agreed to extend the Maturity Date to March 31, 2007. As consideration for the third extension, Xechem paid Alembic, in reduction of the indebtedness due under the Note, the sum of $100,000 on March 1, 2007, which payment was a condition to the extension.

Furthermore, the parties agreed that if Xechem made a principal payment to Alembic in reduction of the Note of not less than $1,000,000, together with accrued interest, on or before March 31, 2007, then the Maturity Date will be extended for an additional six months. Due to finalization of new funding (See Note 2(12)), Alembic agreed to extend the payment date five days and payment was made on April 5, 2007.

(3)  On May 31, 2006, Nigeria Export-Import Bank (NEXIM) funded a direct loan to our wholly-owned subsidiary, Xechem Pharmaceuticals Nigeria, Ltd. (Xechem Nigeria).

The loan is in the principal amount of 150,000,000 Naira or approximately One Million Two Hundred Thousand Dollars (US) ($1,179,000). The loan proceeds are being used primarily to facilitate the full-scale commercial production of NICOSAN™ through the expansion and integration of existing production facilities at Sheda Science and Technology Complex, Gwagwalada-Abuja. The loan facility will extend for a period of up to three years, with no principal payments due during the first year. The loan facility bears interest at the rate of 15% per year, payable during the first year in installments in November 2006 and May 2007. Thereafter, the loan facility is to be repaid through four consecutive semi-annual installments of principal and interest with the first repayment (of approximately $400,000 US) occurring on November 29, 2007. The loan facility is secured by: (a) an all assets debenture on the assets of the company which has been incorporated into a trust for all lenders to be managed by Diamond Trustees Company; (b) personal guaranty issued by the CEO, Dr. Ramesh Pandey, backed by a notarized statement of net worth; and (c) promissory notes.

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

(4) We have been in extended negotiations with UPS Capital Business Credit (“UPS Capital”) to obtain financing to cover the cost of acquiring the plant equipment and machinery needed to establish a commercial scale production facility in Nigeria under the U.S. Ex-Im (“Ex-Im”) Bank Loan Guarantee Program. Based on the estimated cost of the project, as well as the criteria utilized under Ex-Im’s guidelines, the Ex-Im statutory fees, etc., the total amount sought by our subsidiary, Xechem Pharmaceuticals Nigeria, Ltd. (“XPNL”) from UPS Capital is $9.38 million. In March 2006, we paid a $50,000 non-refundable good faith deposit to UPS Capital.

On October 17, 2006, we received notification from UPS Capital that Ex-Im has approved a comprehensive credit guarantee to support UPS Capital’s $9.38 million loan to XPNL, and that UPS has approved XPNL for a $9.38 million credit facility on the following principal terms:

(i)
Proceed to be used to fund up to 85% of XPNL’s cost (i.e, $8,538,542) of the US manufactured equipment and machinery needed for the establishment of a commercial scale pharmaceutical plant in Nigeria, plus certain local costs, fees, etc., for a total credit facility of $9,388,981;

(ii)	Principal plus interest at a rate of LIBOR + 2.75% repayable semi-annually in arrears over five years;

(iii)
Loan to be supported by a 100% Ex-Im guarantee, which has been approved, together with local bank guarantees from two Nigerian banks, Access Bank, Plc, and Diamond Bank, Plc. (Subsequently, Bank PHB Plc replaced Access Bank).

(iv)	Part of UPS Capital loan will be used to cover 100% of the cost of Ex-Im Statutory Exposure Fee of $850,439.

(v)	Total up-front fees payable to UPS Capital are $190,795 (net of the $50,000 good faith deposit).

Upon payment by XPNL of the UPS Capital Fees and the receipt by UPS Capital of the final commitments from Access Bank and Diamond Bank, the loan documents will be finalized and the proceeds released in accordance with the terms of the loan. Both local Nigerian banks have issued letters of intent to provide the required guarantees, and XPNL is in the midst of negotiations regarding the final terms of local Nigerian bank commitments regarding the guarantees. Though there is no certainty that Diamond Bank and Access Bank will issue the final guarantees required to complete the UPS loan, we believe that such guarantees will be issued. If for any reason such guarantees do not materialize, we will immediately turn to identifying a suitable alternative Nigerian bank or banks to provide the required guarantee(s), though there can be no assurance we would be successful in doing so. If for any reason the UPS loan does not close, including because of the failure to procure the required local bank guarantee(s), and in the absence of alternative capitalization, including possible additional local financing from Nexim Bank in Nigeria, we have not identified alternative sources to fully fund the Nigerian Pharmaceutical Project or our ongoing operations.

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

(5) In the twelve months ended December 31, 2006, holders of Xechem debt converted Xechem debt (in the form of principal and interest) in the aggregate amount of $4,317,000 ($4,075,000 of which is principal and $242,000 of which is interest) into 989,114,600 shares of Xechem’s common stock (exercised at conversion rates between $0.0025 - $0.0075 per share) representing approximately 65% of Xechem’s then issued and outstanding stock.

(6) Over the period from February 22, 2006 through May 10, 2006, Marjorie Chassman (“Chassman”) infused $780,000 into Xechem. The note will be issued to Chassman in the amount of $780,000, it will bear interest at 8% and is due May 31, 2008. The note is convertible into shares of common stock at $0.005 per share (approximately 156,000,000 shares, excluding interest, which is also convertible into stock at $0.005 per share). The loan has not been documented at this time.

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

Chassman agreed to loan $1,025,000 to Xechem, in two tranches, one in the amount of $500,000 and the other in the amount of $525,000, which were received by June 20, 2006. The note is convertible into shares of common stock at $0.015 per share (approximately 66,666,667 shares, excluding interest). The note bears interest at 8% and is due May 31, 2008. As additional consideration for infusion of the capital, Xechem issued Chassman 66,666,667 warrants, exercisable at $0.02 per share for a period of 5 years. In addition, Chassman has agreed to extend the due date on all existing notes held by the company to May 31, 2008. The loan has not been documented at this time.

In October 2006, Chassman agreed to infuse $500,000 into Xechem. A note will be issued to Chassman in the amount of $500,000, it will bear interest at 8% and is due May 31, 2008. The note will be convertible into shares of common stock at $.03 per share (16,666,667 shares, excluding interest). As additional consideration for infusion of the capital and if Xechem does not repay the loan within six months of receipt of the full $500,000, Xechem will issue Chassman an additional 8,333,333 warrants, exercisable at $0.04 per share for a period of 5 years. The loan has not been documented at this time.

(7) In the second quarter 2006, loans totaling $157,200 and $30,000 were made to the Companyby four related parties and one unrelated party, respectively. The notes issued for these loans are convertible into shares of common stock at $0.0103 - $0.0125 per share (28,990,093 shares, excluding interest). The terms of these notes range from one month to one year with extensions and interest rates of 10-12%. The individuals also received five year stock options to purchase a total of 14,800,000 shares of common stock at market prices ranging from $0.0103 to $0.0125 per share.

In the fourth quarter 2006, loans totaling $170,200 and $65,000 were made to the Company by three related and two unrelated parties, respectively. The notes issued for these loans are convertible into shares of common stock at $0.019 - $0.024 per share (4,087,563 shares, excluding interest). The terms of these notes range from three month to six months with extensions and interest rates of 8-15%. The individuals also received five year stock options to purchase a total of 5,031,744 shares of common stock at market prices ranging from $0.019 to $0.024 per share.

(8) Sales of our product NICOSAN™, a sickle cell drug, commenced in Nigeria in the second quarter 2006 and for the six months ended December 31, 2006 totaled $197,000. While revenues are not significant, they should help in covering the costs of the operation until the full scale production facility is completed.

(9)  In October 2006, we received a Small Business Innovation Research (SBIR) grant for $473,000 from the National Institutes of Health, National Heart, Lung and Blood institute to carry out toxicity studies on the five-membered heterocyclic anti-sickling compound known as 5-HMF. Researchers from both Virginia Commonwealth University (VCU) and Children’s Hospital of Philadelphia (CHOP), University of Pennsylvania are expected to participate in the 5-HMF trials.

(10)  In the period January 1, 2007 through March 6, 2007, a holder of Xechem debt converted Xechem debt (in the form of principal and interest) in the aggregate amount of $162,600 ($116,900 of which is principal and $45,700 of which is interest) into 32,515,556 shares of Xechem’s common stock (exercised at the conversion rate of $0.005 per share) representing approximately 2% of Xechem’s then issued and outstanding stock.

(11)  In the period January 1, 2007 through March 28, 2007, Xechem received loans totaling $100,000 from Ms. Chassman and $569,600 from eight unrelated parties. Notes are to be issued with terms of six months and a per annum interest rate of 8%.

(12) On April 4, 2007, the Company completed a private placement of $4,959,963 of Units pursuant to a securities purchase agreement (“Purchase Agreement”) with a number of investors (“Purchasers”). The Units are comprised of (i) 8% convertible debentures (“Debentures”) in an aggregate principal amount of $4,959,963; convertible into Common Stock of the Company at $0.0175 per share (representing 283,426,449 shares of common stock on an as converted basis, subject to possible adjustment as discussed below); and (ii) two warrants per Debenture, each providing a right to purchase 37.5% of the number of shares of Common Stock purchasable with the original principal amount of the Debentures (i.e. up to 75% of the Common Stock in the aggregate), at a price of $0.0225 per share (subject to possible adjustment as discussed below); the first warrant has a term ending March 31, 2009 and is not callable (the “Two Year Warrant”), and the second warrant has a term ending March 31, 2010 and is callable by the Company at a purchase price of $0.06 per share provided the volume weighted average price (“VWAP”) of the Company’s Common Stock exceeds $0.06 for 30 consecutive trading days (the “Three Year Warrant”—together with the Two Year Warrant, collectively, the “Warrants”). The Company has entered into a “Registration Rights Agreement,” pursuant to which it is obligated to file a registration statement to register the Common Stock of the Company underlying the Debentures and Warrants, which contains certain penalties if not timely filed. In connection with the transaction the principal officers and directors of the Company were required to lock up their shares of the Company for a period ending 6 months after the registration of the common stock underlying the Debentures and Warrants and in addition, the Company’s CEO pledged certain personal assets (his 25% beneficial ownership in the entity that owns the New Brunswick, NJ facility leased to the Company) to secure the Debentures. The Company has agreed to grant to the advisor on the transaction an option to purchase 12% of the shares of Common Stock of the Company issuable upon the immediate conversion of the Debentures (i.e., 34,011,173 shares ) at a price of $0.001 per share, expiring March 31, 2009 for advising it in connection with the transaction. In addition, in the event of the exercise of any of the warrants issued as part of the offering, it is entitled to a 5% fee for the amount of the warrant exercise. The Company has also agreed to reimburse the Purchasers for interest at the rate of 8% per annum for the monies deposited by them in escrow pending the initial closing of the Purchase Agreement and to reimburse the advisor for $75,000 of its legal fees in connection with the transaction. (See Note 13E)

(13) On April 3, 2007 Xechem Nigeria closed on its 500,000,000 Naira loan with the Nigerian Export Import Bank (“Nexim”), which represented a consolidation of the existing 150,000,000 Naira loan of Xechem Nigeria with an increase in the loan by an additional 350,000,000 Naira (approximately $2,600,000 US dollars of additional funding). The loan is for a five year duration, inclusive of one year’s moratorium of debt service, but subject to biannual payments of interest during the moratorium period. Interest accrues on the loan at the rate of 16% per annum. (See Note 13F)

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

FIN 48, which is effective January 1, 2007, clarifies the accounting for the uncertainty in tax positions by requiring companies to recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit based on the technical merits of the position. Among other provisions, FIN 48 also requires expanded disclosures at the end of each annual period presented. The Company continues to evaluate the impact of FIN 48 on its financial position and results of operations. At this time, the effects of adoption have not yet been determined.

FAS 157, which will be effective January 1, 2008, clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. The effect of adoption of FAS 157 on the Company’s financial position and results of operations is not expected to be material.

For further information concerning accounting policies, refer to Note 1 of consolidated financial statements.

Item 7. Financial Statements

The following financial statements of Xechem International, Inc. and subsidiaries are separately prepared and numbered independently of the other narrative portions of this Form 10-KSB.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Report of predecessor Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet	F-3

Consolidated Statements of
Operations	F-4
Stockholders’ Deficiency	F-5 - F-12
Cash Flows	F-13 - F-14

Notes to Consolidated Financial Statements	F-15 - F-54

To the Board of Directors and Shareholders of
Xechem International, Inc.

We have audited the accompanying consolidated balance sheet of Xechem International, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, changes in shareholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the period from March 15, 1990 (inception) to December 31, 2005 were audited by another independent registered public accounting firm whose report dated March 18, 2006 is presented herewith.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred significant losses from operations since its inception and has limited capital resources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Bernstein & Pinchuk LLP
New York, New York
March 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Xechem International, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of Xechem International, Inc. and Subsidiaries (a development state enterprise) for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Xechem International, Inc. and Subsidiaries for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

MOORE STEPHENS, P. C. Certified Public Accountants.

New York, New York
March 18, 2006

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$105,000
Prepaid expenses and other current assets	197,000
Inventories	710,000
Total Current Assets	1,012,000

Property and Equipment
Land and building	674,000
Furniture and equipment	3,429,000
Leasehold improvements	1,015,000
Less accumulated depreciation and amortization	2,441,000
2,677,000

Deposits	31,000
TOTAL ASSETS	$3,720,000

LIABILITIES & STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$1,368,000
Accrued expenses to related parties	449,000
Accrued expenses to others	1,365,000
Note payable to bank	55,000
Notes payable to related parties	1,346,000
Notes payable others	2,160,000
Other current liabilities	63,000

Total Current Liabilities	6,806,000

Notes payable to related parties	265,000
Notes payable, net of discount of $1,395,000	2,689,000
Other liabilities	30,000
TOTAL LIABILITIES	9,790,000

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIENCY
Class A voting preferred stock, $.00001 par value, 2,500 shares
authorized; 2,500 shares issued and outstanding	-
Class B 8% convertible preferred stock, $.00001 par value, 1,150 shares
authorized; none outstanding	-
Class C preferred stock, $ .00001 par value, 49,996,350 shares authorized;
38,745 issued and outstanding.	-
Common stock, $.00001 par value 3,500,000,000 shares authorized;
1,519,952,409 issued and outstanding	15,000
Additional paid in capital	76,325,000
Deficit accumulated during development stage	(82,410,000)
Total Stockholders' Deficiency	(6,070,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	3,720,000

See accompanying notes to consolidated financial statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Cumulative from March 15, 1990 (Inception) to December 31,
	2006	2005	2006
Revenues	$202,000	$6,000	$2,323,000

Costs and expenses:
Cost of Sales	79,000	-	79,000
Research and development	826,000	1,111,000	15,478,000
General and administrative	5,676,000	3,155,000	29,928,000
Sales and Marketing	275,000	-	275,000
Writedown of inventory
and intangibles	-	-	$1,861,000
	6,856,000	4,266,000	$47,621,000
Loss from Operations	(6,654,000)	(4,260,000)	(45,298,000)

Other Income(Expense)
Interest expense - related parties	(133,000)	(97,000)	(9,215,000)
Interest expense - others	(8,647,000)	(4,722,000)	(24,208,000)
BMS Settlement	4,200,000	-	4,200,000
Other	104,000	(169,000)	132,000
Gain from sale of affiliate's stock	-	2,930,000	2,930,000
Share of Net Loss from Affiliate	-	(4,287,000)	(13,587,000)
	(4,476,000)	(6,345,000)	(39,748,000)
Loss before Income Tax Benefit	(11,130,000)	(10,605,000)	(85,046,000)

Income Tax Benefit	-	566,000	2,636,000
NET LOSS	$(11,130,000)	$(10,039,000)	$(82,410,000)

Net loss per share - basic and diluted	$(0.01)	$(0.04)

Weighted average number of common shares outstanding - basic & diluted	1,111,097,997	269,127,103

See accompanying notes to consolidated financial statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

					Deficit Accumulated
	Common Stock		Unearned	Additional	During	Total
	Number of		Compensation	Paid-in	Development	Stockholders'
	Shares Issued	Par Value	Expense	Capital	Stage	[Deficit]

Common stock issued to Dr. Pandey in 1990 in
exchange for equipment recorded at
transferor's cost	—	$—	$—	$125,000	$—	$125,000
Laboratory and research equipment contributed to capital by Dr. Pandey in 1990 and 1991	—	—	—	341,000	—	341,000
Contribution to capital relating to
unconsummated acquisition in 1992	—	—	—	95,000	—	95,000
Exchange of securities of newly formed parent for
outstanding securities of entities owned by
Dr. Pandey	1,000	—	—	13,840,000	—	13,840,000
Initial public offering in 1995 at $5.00 per share,
less related expenses	1,000	—	—	4,543,000	—	4,543,000
Stock options granted at exercise prices below market:
1994	—	—	—	51,000	—	51,000
1995	—	—	—	1,110,000	—	1,110,000
1996	—	—	—	18,000	—	18,000
1997	—	—	—	31,000	—	31,000
Private placements, less related expenses:
In 1995 at $3.00 per share	—	—	—	389,000	—	389,000
In 1996 at $3.00 per share, net of a related
66,000 shares returned by Dr. Pandey	—	—	—	53,000	—	53,000
In 1997 at $0.05 per share	15,000	—	—	2,291,000	—	2,291,000
Stock issued in 1996 at $0.38 per share upon
termination of agreement to sell a minority
interest in a subsidiary	—	—	—	100,000	—	100,000

Totals - Forward	17,000	$—	$—	$22,987,000	$—	$22,987,000

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY - (continued)

					Deficit Accumulated
	Common Stock		Unearned	Additional	During	Total
	Number of		Compensation	Paid-in	Development	Stockholders'
	Shares Issued	Par Value	Expense	Capital	Stage	[Deficit]

Totals - Forwarded	17,000	$—	$—	$22,987,000	$—	$22,987,000

Conversion of preferred stock into common stock
at $1.25 to $1.75 per share less related costs:
In 1996	1,000	—	—	1,995,000	—	1,995,000
In 1997	15,000	1,000	—	2,131,000	—	2,132,000
Conversion of debt into common stock in 1996 at
$0.25 per share	—	—	—	369,000	—	369,000
Stock issued in settlement of a lawsuit in 1996
valued at $1.31 per share	—	—	—	33,000	—	33,000
Conversion of Dr. Pandey's preferred stock and
debt into common stock in 1997 at $0.0625 per share	6,000	—	—	1,214,000	—	1,214,000
Other	—	—	—	16,000	—	16,000
Private placement at $0.05 per share	4,000	—	—	559,000	—	559,000
Contribution to capital by stockholders of equity
interest in Xechem India	—	—	—	79,000	—	79,000
Conversion of debt into common stock at
$0.05 per share	3,000	—	—	440,000	—	440,000
Return of capital to David Blech or his designees	—	—	—	(261,000)	—	(261,000)
Sale of common stock in 1999 pursuant to Blech
agreement at $0.01 per share	15,000	1,000	—	444,000	—	445,000
Conversion of debt due related parties in 1999 at
$0.01 per share	15,000	—	—	360,000	—	360,000
Stock issued to directors, employees and
consultants in 1999 for services valued at $0.037 per share	4,000	—	—	410,000	—	410,000
Capital arising from issuance of Class C Stock (Note 7):
Series 4	—	—	—	400,000	—	400,000
Series 5		—	—	1,564,000	—	1,564,000
Net loss from inception to December 31, 1999	—	—	—	—	(32,493,000)	(32,493,000)

Balances At December 31, 1999 - Forward	80,000	$2,000	$—	$32,740,000	$(32,493,000)	$249,000

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY - (continued)

					Deficit Accumulated
	Common Stock		Unearned	Additional	During	Total
	Number of		Compensation	Paid-in	Development	Stockholders'
	Shares Issued	Par Value	Expense	Capital	Stage	[Deficit]

Balances At December 31, 1999 - Forwarded	80,000	$2,000	$—	$32,740,000	$(32,493,000)	$249,000

Stock options exercised at $.01 per share	—	—	—	4,000	—	4,000
Issuance of 1,500,000 options at $.01 per share
with a FMV of $ .06 per share for services rendered	—	—	—	75,000	—	75,000
Conversion of Class C preferred stock to common
Stock	27,000	1,000	—	(1,000)	—	—
Conversion of debt to Stock of Common Stock
at $0.01 per share	5,000	—	—	164,000	—	164,000
Private placement of Stock of Common Stock
at $0.08 per share	—	—	—	80,000	—	80,000
Issuance of Common Stock at $0.096 per share
for services rendered	1,000	—	—	107,000	—	107,000
Stock options exercised at $.01 per share with a
FMV of $0.076 per share	—	—	—	5,000	—	5,000
Conversion of debt to Stock of Common Stock
at $0.01 per share	1,000	—	—	22,000	—	22,000
Stock options exercised at $.01 per share	—	—	—	1,000	—	1,000
Beneficial Conversion feature of notes payable	—	—	—	286,000	—	286,000
Charge to operations resulting from Options
granted to Directors, Consultants and Employees	—	—	—	192,000	—	192,000
Unearned Stock Compensation Expense Related
to Options granted to Directors, Consultants
and Employees	—	—	(406,000)	406,000	—	—
Increase in Equity Interest in Xechem India	—	—	—	19,000	—	19,000
Net loss for year ended December 31, 2000	—	—	—	—	(1,971,000)	(1,971,000)
Balances At December 31, 2000 - Forward	114,000	$3,000	$(406,000)	$34,100,000	$(34,464,000)	$(767,000)

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

					Deficit Accumulated
	Common Stock		Unearned	Additional	During	Total
	Number of		Compensation	Paid-in	Development	Stockholders'
	Shares Issued	Par Value	Expense	Capital	Stage	[Deficit]

Balances At December 31, 2000 - Forwarded	114,000	$3,000	$(406,000)	$34,100,000	$(34,464,000)	$(767,000)

Stock issued for services rendered	2,000	—	—	68,000	—	68,000
Amortization of unearned stock compensation	—	—	197,000	—	—	197,000
Stock options exercised at $.01 per share	—	—	—	6,000	—	6,000
Beneficial Conversion feature of notes payable	—	—	—	216,000	—	216,000
Unearned Stock Compensation Expense Related
to Options granted to Directors and Employees	—	—	(75,000)	76,000	—	1,000
Stock Options Granted to Consultants	—	—	—	16,000	—	16,000
Stock issued for cancellation of indebtedness	1,000	—	—	15,000	—	15,000
Stock issued upon conversion of debentures	9,000	1,000	—	68,000	—	69,000
Net loss for year ended December 31, 2001	—	—	—	—	(1,744,000)	(1,744,000)

Balances At December 31, 2001	126,000	4,000	(284,000)	34,565,000	(36,208,000)	(1,923,000)

Stock issued upon conversion of debentures
at $.001 per share	44,000	1,000	—	188,000	—	189,000
Stock issued for services rendered
at $.007 per share	—	—	—	10,000	—	10,000
Amortization of unearned stock compensation	—	—	45,000	—	—	45,000
Beneficial conversion feature of notes payable				52,000	—	52,000
Stock issued upon conversion of debentures
at $.001 per share	20,000	1,000	—	74,000	—	75,000
Amortization of unearned stock compensation	—	—	44,000	—	—	44,000
Stock options issued at $.006/share:
16,000,000 options	—	—	(160,000)	160,000	—	—
Amortization of stock options compensatory
charge over service period	—	—	40,000	—	—	40,000
Stock options exercised at $.006/share	2,000	—	—	30,000	—	30,000

Totals - Forward	192,000	$6,000	$(315,000)	$35,079,000	$(36,208,000)	$(1,438,000)

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY - (continued)

					Deficit Accumulated
	Common Stock		Unearned	Additional	During	Total
	Number of		Compensation	Paid-in	Development	Stockholders'
	Shares Issued	Par Value	Expense	Capital	Stage	[Deficit]

Totals - Forwarded	192,000	$6,000	$(315,000)	$35,079,000	$(36,208,000)	$(1,438,000)

Beneficial conversion feature of debentures	—	—	—	148,000	—	148,000
Record value of warrants issued	—	—	—	272,000	—	272,000
Beneficial conversion feature of notes payable	—	—	—	35,000	—	35,000
Stock issued upon conversion of debentures
at $.001 per share	95,000	3,000	—	318,000	—	321,000
Stock issued for services rendered
at $.003 per share	7,000	—	—	60,000	—	60,000
Amortization of unearned stock compensation	—	—	45,000	—	—	45,000
Amortization of beneficial conversion feature
of notes payable	—	—	—	104,000	—	104,000
Amortization of stock options compensatory
charge over service period	—	—	40,000	—	—	40,000
Stock issued upon conversion of debentures
at $.0005 per share	362,000	11,000	—	533,000	—	544,000
Stock issued for services rendered
at $.0007 per share	3,000	—	—	7,000	—	7,000
Amortization of unearned stock compensation	—	—	32,000	—	—	32,000
Amortization of beneficial conversion feature
of notes payable	—	—	—	662,000	—	662,000
Amortization of stock options compensatory
charge over service period	—	—	40,000	—	—	40,000
Finders fee for convertible debt issuance	—	—	—	(130,000)	—	(130,000)
Record debt discount on notes and debentures	—	—	—	1,068,000	—	1,068,000
Cost incurred with stock options issued for service	—	—	—	18,000	—	18,000
Net loss for the year ended December 31, 2002	—	—	—	—	(3,599,000)	(3,599,000)
Balances At December 31, 2002 - Forward	659,000	$20,000	$(158,000)	$38,174,000	$(39,807,000)	$(1,771,000)

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY- (continued)

					Deficit Accumulated
	Common Stock		Unearned	Additional	During	Total
	Number of		Compensation	Paid-in	Development	Stockholders'
	Shares Issued	Par Value	Expense	Capital	Stage	[Deficit]

Balances At December 31, 2002 - Forwarded	659,000	$20,000	$(158,000)	$38,174,000	$(39,807,000)	$(1,771,000)

Effect of Reverse Stock Split	—	(19,000)	—	19,000	—	—
Stock issued upon conversion of notes
at an average of $.0002 per share	422,000	—	—	254,000	—	254,000
Stock issued upon conversion of notes
at an average of $.00006 per share	972,000	—	—	171,000	—	171,000
Stock issued upon conversion of notes
& debentures at $.000025 per share	1,091,000	—	—	84,000	—	84,000
Stock issued upon conversion of notes
at an average of $.06 per share	789,000	—	—	47,000	—	47,000
Stock issued upon conversion of notes
at an average of $.055 per share	63,000	—	—	3,000	—	3,000
Stock issued upon conversion of notes
at an average of $.03 per share	10,673,000	—	—	320,000	—	320,000
Stock issued upon conversion of notes
at an average of $.0025 per share	49,571,000	—	—	125,000	—	125,000
Amortization of unearned stock compensation	—	—	158,000	—	—	158,000
Fair value of Stock to be issued in conjunction
with loans	—	—	—	78,000	—	78,000
Fair value of Stock to be issued in conjunction
with consulting	—	—	—	25,000	—	25,000
Issuance of warrants	—	—	—	2,647,000	—	2,647,000
Beneficial conversion feature of loans	—	—	—	70,000	—	70,000
Net loss for the year ended December 31, 2003	—	—	—	—	(3,828,000)	(3,828,000)
Balances At December 31, 2003 - Forward	64,240,000	$1,000	$—	$42,017,000	$(43,635,000)	$(1,617,000)

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' - (continued)

					Deficit Accumulated
	Common Stock		Unearned	Additional	During	Total
	Number of		Compensation	Paid-in	Development	Stockholders'
	Shares	Par Value	Expense	Capital	Stage	[Deficit]

Balances At December 31, 2003 - Forwarded	64,240,000	$1,000	$—	$42,017,000	$(43,635,000)	$(1,617,000)

During the 1st quarter of 2004, Stock issued upon
conversion of notes at an average of $.0025
per share	185,886,000	2,000	—	461,000	—	463,000
In March 2004 Stock issued pursuant to private
placement for cash at $.07 per share	9,143,000	—	—	640,000	—	640,000
In March 2004 Stock issued for services rendered
at an average of $.12 per share	200,000	—	—	24,000	—	24,000
In January 2004 Stock issued for services
rendered and charged in prior year	200,000	—	—	—	—	—
Stock of Preferred Class C issued for Ceptor
purchase	—	—	—	4,760,000	—	4,760,000
Beneficial conversion feature of loan	—	—	—	1,500,000	—	1,500,000
Capitalization of deferred finance charges	—	—	—	2,065,000	—	2,065,000
Stock sale by CepTor	—	—	—	9,135,000	—	9,135,000
Net loss for the year ended December 31, 2004	—	—	—	—	(17,606,000)	(17,606,000)

Balances At December 31, 2004	259,669,000	$3,000	$—	$60,602,000	$(61,241,000)	$(636,000)

Beneficial conversion feature of loan	—	—	—	3,986,000	—	3,986,000

Shares issued upon conversion of notes @
$ .005 - $ .0075 per share	99,500,000	1,000	—	775,000	—	776,000

Shares issued to Sickle Cell Advisory Board @
$ .013 per share	4,000,000	—	—	52,000	—	52,000

Shares issued for services rendered
@ $.013 per share	10,000,000	—	—	130,000	—	130,000

Totals - Forward	373,169,000	$4,000	$—	$65,545,000	$(61,241,000)	$4,308,000

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY - (continued)

					Deficit Accumulated
	Common Stock		Unearned	Additional	During	Total
	Number of		Compensation	Paid-in	Development	Stockholders'
	Shares Issued	Par Value	Expense	Capital	Stage	Deficiency

Totals - Forward	373,169,000	$4,000	$—	$65,545,000	$(61,241,000)	$4,308,000

Net loss for the year ended Dec. 31, 2005	—	—	—		(10,039,000)	(10,039,000)

Balances At December 31, 2005	373,169,000	4,000	—	65,545,000	(71,280,000)	(5,731,000)

Beneficial conversion feature of loan	—	—	—	4,868,000	—	4,868,000

Shares issued upon conversion of notes @
$ .0025 - $ .0075 per share	1,004,114,000	11,000	—	4,490,000	—	4,501,000

Conversion of Class C Preferred Stock to
Common Stock	25,943,000	—	—	—	—	—

Exercise of warrants	116,726,000	—	—	1,422,000	—	1,422,000

Net loss for the year ended Dec. 31, 2006		—	—		(11,130,000)	(11,130,000)

Balances At December 31, 2006	1,519,952,000	$15,000	$—	$76,325,000	$(82,410,000)	$(6,070,000)

See accompanying notes to consolidated financial statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Cumulative from March 15, 1990 (inception) to December 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(11,130,000)	$(10,039,000)	$(82,410,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Share of Net loss from unconsolidated affiliate	-	4,287,000	13,587,000
Depreciation	327,000	93,000	1,697,000
Amortization	68,000	68,000	1,081,000
Amortization of debt discount and beneficial
conversion features	8,496,000	3,861,000	15,823,000
Amortization of warrants issued	-	-	215,000
Value of stock and stock options issued		548,000	708,000
Unearned compensation			284,000
Interest and compensation expense in connection
with issuance of equity securities		130,000	19,036,000
Write down of inventories	-	-	1,344,000
Write down of patents	-	-	517,000
Loss on investment in related party	-	-	89,000
Amortization of deferred consulting charge	-	-	1,330,000
Gain from sale of affiliate's stock	-	(2,930,000)	(2,930,000)
Changes in operating assets and liabilities
Accounts receivable	-	(26,000)	(67,000)
Inventories	(710,000)	-	(2,049,000)
Prepaid expenses and other current assets	11,000	(48,000)	(2,000)
Other assets	22,000	-	2,000
Accounts payable	621,000	393,000	1,390,000
Other current liabilities	(31,000)	-	(66,000)
Accrued expenses	477,000	18,000	1,808,000
Net cash used in operating activities:	(1,849,000)	(3,645,000)	(28,613,000)

Cash flows from investing activities:
Patent issuance costs	-	-	(548,000)
Purchases of equipment and leasehold improvements	(1,631,000)	(999,000)	(4,794,000)
Return of Investment in unconsolidated affiliate	-	3,225,000	3,669,000
Other	-	1,000	(7,000)
Net cash used in investing activities:	(1,631,000)	2,227,000	(1,680,000)
Cash flows from financing activities:
Proceeds from related party loans	362,000	450,000	3,009,000
Proceeds from notes payable and convertible notes	3,799,000	2,603,000	15,025,000
Proceeds from short term loans	-	105,000	4,271,000
Capital contribution	-	-	95,000
Net payments on capital leases	(40,000)	(39,000)	(122,000)
Payments on interim loans	-	-	(808,000)
Payments on notes payable - others	(1,000,000)	(1,714,000)	(3,348,000)
Payments on stockholder loans	-	-	(773,000)
Proceeds from issuance of capital stock	35,000	-	12,949,000
Net cash provided by financing activities~~:~~	3,156,000	1,405,000	30,298,000
Net decrease in cash and cash equivalents	(324,000)	(13,000)	5,000
Effect of exchange rate translation	100,000	-	100,000
Cash and cash equivalents, beginning of period	329,000	342,000	-
Cash and cash equivalents, end of period	$105,000	$329,000	$105,000

(continued)

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

	Years Ended December 31,		Cumulative from March 15, 1990 (inception) to December 31,
	2006	2005	2006

Supplemental Disclosures of Non-cash Financing and Investing Activities:
Cash paid during the periods for:
Interest - related party	$78,000	$82,000	$488,000
Interest - other	$1,212,000	$547,000	$1,938,000
Income Taxes	$-	$-	$-

Supplemental disclosures of Non-cash financing and investing activities in 2006 and 2005:
Net assets of Xechem India contributed to capital and
minority interest.	$-	$-	$118,000
Liabilities exchanged for preferred and common stock	$-	$-	$1,270,000
Equipment purchased through financing	$-	$-	$134,000
Securities issued as payment on related party note	$-	$-	$20,000
Common stock issued upon conversion of debentures, notes
and related accrued interest	$3,976,000	$99,500,000	$3,976,000
Common stock issued for services		$14,000,000	$14,417,000
Convertible notes refinanced by notes payable	$-	$-	$367,000
Warrants Issued	$-	$-	193,000
Warrants Issued for services	$-	$-	1,330,000
Beneficial Conversion Features to financing agreements	$8,496,000	$3,793,000	12,998,000
Common stock of subsidiary issued in conjunction with
financing agreement	$-	$-	$16,662,000
Preferred Stock issued in Ceptor acquisition	$-	$-	$4,760,000
Assets acquired & Liabilities assumed in Asset acquisition:
Long Term Debt	$-	$-	$275,000
Prepaid Expenses	$-	$-	$18,000
Accrued Expenses	$-	$-	$36,000

See accompanying notes to consolidated financial statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of the Business and Summary of Significant Accounting Policies

Nature of the Business -We are engaged in the research and technology development of generic and proprietary drugs from natural sources. Research and development efforts focus principally on antifungal, anticancer, antiviral (including anti-AIDS) and anti-inflammatory compounds, as well as antiaging and memory enhancing compounds. We are also focusing on phytopharmaceuticals and other proprietary technologies for orphan diseases. An orphan disease is defined in the U.S. as: (1) a rare disease that affects fewer than 200,000 people; or (2) a common disease that has been ignored because it is less prominent in the U.S. compared with developing nations. The Company's lead project involves the development of a phytopharmaceutical product, NICOSAN™ (HEMOXIN™), which has received Food and Drug Administration (FDA)-designated orphan drug status as the first definitive therapy for sickle cell disease (SCD). SCD is an inherited disease characterized by the deformation of red blood cells (RBCs) and their subsequent inability to transport oxygen throughout the body, resulting in episodes of excruciating pain and decreased life expectancy. In the U.S., most cases of SCD occur among African-Americans and Hispanics of Caribbean ancestry, with approximately one in every 400 African-Americans suffering with the disease.

We are a development stage company, with limited history of operations and have earned minimal revenues from operations to date. Operations from inception have consisted primarily of financial planning, raising capital, and research and development activities. Xechem’s principal product under development is NICOSAN™/HEMOXIN™ which has shown efficacy in the treatment of Sickle Cell Disease. The development and production of NICOSAN™/HEMOXIN™ is being conducted through Xechem Nigeria. In July 2006, Xechem Nigeria received approval by the National Agency for Food and Drug Administration and Control (NAFDAC), which is Nigeria’s drug regulatory agency, for the limited marketing and sale of NICOSAN™ in Nigeria, on a limited term basis. The approval was for an initial term of two years, during which time, the Company will work toward completing confirmatory Phase III trials in Nigeria. There can be no assurance that we will be successful in obtaining regulatory clearance for the sale of existing or any future products or that any of the Company's products will be commercially viable.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Xechem International, Inc. (“Xechem”) and its wholly-owned subsidiaries, Xechem, Inc., Xechem Laboratories, Inc., XetaPharm, Inc., Xechem (India) Pvt. Ltd. and Xechem Pharmaceuticals Nigeria Ltd. which are substantially owned by Xechem (collectively the "Company"). We also own 45% of Xechem Pharmaceutical China Ltd., a joint venture in The People’s Republic of China, which has been inactive since 2001 (See Note 9). Investments in unconsolidated affiliates in which the Company owns 20% to 50% interest and/or otherwise exercises significant influence are accounted for under the equity method. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Results of operations for the Company’s Nigerian and Indian subsidiaries are translated from the local (functional) currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the Naira and Rupee are included in other income and expenses. As a result, the transactions of those operations that are denominated in foreign currencies are remeasured into U.S. dollars, and any resulting gains or losses are included in other income and expenses. The net foreign currency translation was not material.

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

Our foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange. As of December 31, 2006, we had approximately $0.0 cash subject to credit risk.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of the Business and Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents. As of December 31, 2006, all of the Company's cash represents bank deposits

Inventories - Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventory at December 31, 2006 is principally comprised of NICOSAN™ finished goods, work-in-progress and raw materials located in Nigeria.

Long-Lived Assets - We assess the impairment of long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Long-lived assets, if impaired, are written down to fair value, if lower than the carrying cost, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives.

Foreign Currency Translation - The consolidated financial statements of the foreign affiliates have been translated at current exchange rates for balance sheet items and at average rates for income and expense items. The effect of foreign currency translation, included in the consolidated statements of operations, amounted to approximately $100,000 for the year ended December 31, 2006. The effect of foreign currency translation, included in the consolidated statements of operations for the year ended December 31, 2005 was not material.

Property and Equipment - Property and equipment are recorded at stated cost less accumulated depreciation. The cost of equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair market value of the leased property at the inception of the lease. Depreciation is computed generally by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives which ranges from 5 -10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over periods not in excess of applicable lease terms. Amortization of capitalized leases and leasehold improvements is included with depreciation expense. Depreciation and amortization expense for equipment and leasehold improvements for the years ended December 31, 2006 and 2005 was approximately $139,000 and $161,000, respectively. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred. Certain equipment is leased from third parties through lease agreements and are treated as capital leases. The Company anticipates acquiring the machines at the stated bargain purchase option prices at the end of the lease terms. These assets are included in equipment.

Investments in Unconsolidated Affiliates - Investments in unconsolidated affiliates, jointly owned companies and other investees in which the Company owns 20% to 50% interest and or exercises significant influence are carried at equity, adjusted for the company's proportionate share of their undistributed earnings or losses (See Note 9).

Debt Discount - Debt discount, which represent costs associated with obtaining long-term financing, are capitalized. The costs generally represent the value of warrants issued in connection with financing arrangements and the intrinsic value of any beneficial conversion feature associated with the underlying debt. The charges are amortized over the lesser of the life of the loan or over the time period until the loan may be converted into stock. Amortization expense relating to deferred financing charges amounted to approximately $3,868,000 and $3,861,000 for the years ended December 31, 2006 and 2005, respectively.

Patents - The cost of patents is charged to operations when incurred, as no value is assigned to the patents due to the uncertainty of realization of value.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of the Business and Summary of Significant Accounting Policies (Continued)

Concentration of Debt - We have a concentration of debt with one creditor (Marjorie Chassman and certain other investors, "Chassman"). Under the terms of the agreements, we received significant advances during 2006 and 2005 which were necessary to fund our current operations and have issued to Chassman options to convert various debt into common stock. In addition, this investor and certain other investors hold the outstanding convertible notes (see Note 11) as of December 31, 2006.

Research and Development Costs - Expenditures for research and development activities are charged to operations as incurred.

Stock-Based Compensation - We account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related Interpretations. Compensation cost for the stock options issued in 2006 and prior years has been determined based on the intrinsic value at the grant dates for awards under the plan which resulted in compensation expense of approximately $1,537,000 and $0 in 2006 and 2005, respectively.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee service received in exchange for awards of equity instruments, based on the grant annual date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is first quarter 2006 for calendar year companies, although early adoption is allowed. SFAS 123R requires companies to adopt its requirements using a “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to then effective date of SFAS 123R. The “modified retrospective” method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “Lattice” model.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather then as an operating cash flow as required under prior literature.

We are following the guidelines of the pronouncement.

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

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of the Business and Summary of Significant Accounting Policies (Continued)

Advertising Costs - Advertising costs are expensed as incurred. During 2006 and 2005, advertising expense was approximately $56,000 and $9,000, respectively.

Estimates - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Income (Loss) Per Share - Net income (loss) per share is presented under SFAS No. 128 “Earnings Per Share.” Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. Under SFAS No. 128, net income per share is computed by dividing net income available to common stock shareholders by the weighted average share of common stock outstanding for the period and including dilution that would occur upon the exercise of conversion of all dilutive securities into common stock. As of December 31, 2006, the potentially dilutive securities totaled approximately 2.148 billion shares of common stock.

Effects of Recent Accounting Pronouncements - In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application of voluntary changes in accounting principles, unless impracticable. SFAS 154 supersedes the guidance in APB Opinion No. 20 and SFAS No. 3, but does not change any transition provisions of existing pronouncements. Generally, elective accounting changes will no longer result in a cumulative effect of a change in accounting in the income statement, because the effects of any elective changes will be reflected as prior period adjustments to all periods presented. SFAS 154 was effective beginning in 2006 and will affect any accounting changes that we elect to make thereafter.

In March 2005, the FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, and interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The cumulative effect of initially applying FIN 47 would be recognized as a change in accounting principle. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN 47 did not have a material impact on our financial condition or results of operations.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements, and (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance on EITF 05-6 will be applied prospectively and is effective for periods after June 29, 2005. EITF 05-6 did not impact on the Company’s consolidated financial statements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of the Business and Summary of Significant Accounting Policies (Continued)

In February 2006, FASB issued FASB 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities, and FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. FASB 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The FASB 155 guidance also clarifies which interest-only strips and principal-only strips are not subject to the requirement of FASB 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. FASB 155 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, FASB issued FASB 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. FASB 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. FASB 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. FASB 156 is effective the beginning of the first fiscal year that begins after September 15, 2006. FASB 156 is not expected to have a material impact on the Company’s consolidated financial statements.

FIN 48, which is effective January 1, 2007, clarifies the accounting for the uncertaintly in tax positions by requiring companies to recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being disallowed on audit based on the technical merits of the position. Among other provisions, FIN 48 also requires expanded disclosures at the end of each annual period presented. The Company continues to evaluate the impact of FIN 48 on its financial position and results of operations. At this time, the effects of adoption have not yet been determined.

FAS 157, which will be effective January 1, 2008, clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. The effect of adoption of FAS 157 on the Company’s financial position and results of operations is not expected to be material.

(2) Operating and Liquidity Difficulties and Management's Plans To Overcome Them

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, we have incurred net losses for the years ended December 31, 2006 and 2005, and we have a working capital deficit, an accumulated deficit, and cumulative negative cash flows from operations since inception. These conditions raise substantial doubt about our ability to continue as a going concern. We are in the development stage and have realized minimal revenues to date. Through the end of the current reporting period, the resources and attention of the Company were being directed primarily toward efforts of its subsidiary, Xechem Pharmaceuticals Nigeria Ltd. (Xechem Nigeria) to launch and commercialize our drug NICOSAN™/HEMOXIN™ (formerly named NIPRISAN), which has shown efficacy in the treatment of Sickle Cell Disease (SCD). On July 3, 2006, the drug was approved by the National Agency for Food and Drug Administration and Control (NAFDAC), which is Nigeria’s drug regulatory agency, on a limited term basis. The approval was for an initial term of two years, during which time, the Company will work toward completing confirmatory Phase III clinical trials in Nigeria. In the meantime, Xechem Nigeria faces no restrictions on its ability to market and sell the drug in Nigeria. Three days following the drug’s approval, on July 6, 2006, Xechem Nigeria officially launched the drug in Nigeria, The drug is being produced and a modern, pilot facility operated by Xechem Nigeria at Sheda Science and Technology Complex (SHESTCO), Abuja, Nigeria. Construction of a full scale production facility recently began adjacent to Xechem Nigeria’s pilot facility at SHESTCO. The Company is also planning to embark upon the stringent U.S. FDA approval process, which includes conducting pre-clinical and clinical trials in the United States in anticipation of the sale of the drug in this country. Substantial cash expenditures over a considerable period of time will be required to complete construction of the scale-up facility, to produce, market and sell large scale quantities of NICOSAN™/HEMOXIN™ and to fund the cost of the clinical trials, and the Company is in the process of identifying potential sources of financing, including loans and equity infusions, that will allow it to accomplish these objectives. There can be no assurance that the necessary funds will be obtained to complete construction of its full scale production facility in Nigeria, to successfully produce, market and sell the drug in large quantities in Nigeria or to successfully launch the drug in the United States. Our research and development activities are at an early stage and the time and money required to develop the commercial value and marketability of our proposed products will require significant cash expenditures for an indefinite period in the future. In order to meet these cash needs, we have entered into the following recent financing agreements.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Operating and Liquidity Difficulties and Management's Plans To Overcome Them (Continued)

(1) On December 13, 2005, we entered into an agreement in principle concerning the settlement of the Xechem, Inc. and Xechem International, Inc. vs. Bristol-Myers Squibb Company, 03 C 1920 lawsuit. (See Note 6 and 11A)

In return for Xechem’s full release of all claims that were or could have been asserted against BMS in connection with the case, BMS agreed to pay us $4,200,000 and further agreed to release us from all claims BMS could have asserted against us in the case. Each party agreed to bear their own costs, fees and expenses. Further, BMS agreed to waive the $29,599 fee award granted by the Court on September 7, 2005. BMS made the settlement payment to us in January 2006.

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

Xechem did not pay the amounts due Alembic on December 31, 2006. Xechem and Alembic have extended the Maturity Date, pursuant to a Letter Agreement, dated January 4, 2007 to January 31, 2007. Pursuant to a second Letter Agreement, dated January 31, 2007, the parties agreed to extend the Maturity Date to February 24, 2007. As consideration for this extension, Xechem agreed to pay to Alembic, in reduction of the indebtedness due under the Note, the sum of $100,000. Pursuant to a third Letter Agreement, dated as of February 24, 2007 (executed March 1, 2007), the parties agreed to extend the Maturity Date to March 31, 2007. As consideration for the third extension, Xechem paid Alembic, in reduction of the indebtedness due under the Note, the sum of $100,000 on March 1, 2007, which payment was a condition to the extension.

Furthermore, the parties agreed that if Xechem made a principal payment to Alembic in reduction of the Note of not less than $1,000,000, together with accrued interest, on or before March 31, 2007, then the Maturity Date will be extended for an additional six months. Due to finalization of new funding (See Note 2(12)), Alembic agreed to extend the payment date five days and payment was made on April 5, 2007.

(3)  On May 31, 2006, Nigeria Export-Import Bank (NEXIM) funded a direct loan to our wholly-owned subsidiary, Xechem Pharmaceuticals Nigeria, Ltd. (Xechem Nigeria).

The loan is in the principal amount of 150,000,000 Naira or approximately One Million Two Hundred Thousand Dollars (US) ($1,179,000). The loan proceeds are being used primarily to facilitate the full-scale commercial production of NICOSAN™ through the expansion and integration of existing production facilities at Sheda Science and Technology Complex, Gwagwalada-Abuja. The loan facility will extend for a period of up to three years, with no principal payments due during the first year. The loan facility bears interest at the rate of 15% per year, payable during the first year in installments in November 2006 and May 2007. Thereafter, the loan facility is to be repaid through four consecutive semi-annual installments of principal and interest with the first repayment (of approximately $400,000 US) occurring on November 29, 2007. The loan facility is secured by: (a) an all assets debenture on the assets of the company which has been incorporated into a trust for all lenders to be managed by Diamond Trustees Company; (b) personal guaranty issued by the CEO, Dr. Ramesh Pandey, backed by a notarized statement of net worth; and (c) promissory notes.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Operating and Liquidity Difficulties and Management's Plans To Overcome Them (Continued)

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

(4) We have been in extended negotiations with UPS Capital Business Credit (“UPS Capital”) to obtain financing to cover the cost of acquiring the plant equipment and machinery needed to establish a commercial scale production facility in Nigeria under the U.S. Ex-Im (“Ex-Im”) Bank Loan Guarantee Program. Based on the estimated cost of the project, as well as the criteria utilized under Ex-Im’s guidelines, the Ex-Im statutory fees, etc., the total amount sought by our subsidiary, Xechem Pharmaceuticals Nigeria, Ltd. (“XPNL”) from UPS Capital is $9.38 million. In March 2006, we paid a $50,000 non-refundable good faith deposit to UPS Capital.

On October 17, 2006, we received notification from UPS Capital that Ex-Im has approved a comprehensive credit guarantee to support UPS Capital’s $9.38 million loan to XPNL, and that UPS has approved XPNL for a $9.38 million credit facility on the following principal terms:

(i)
Proceed to be used to fund up to 85% of XPNL’s cost (i.e, $8,538,542) of the US manufactured equipment and machinery needed for the establishment of a commercial scale pharmaceutical plant in Nigeria, plus certain local costs, fees, etc., for a total credit facility of $9,388,981;

(ii)	Principal plus interest at a rate of LIBOR + 2.75% repayable semi-annually in arrears over five years;

(iii)
Loan to be supported by a 100% Ex-Im guarantee, which has been approved, together with local bank guarantees from two Nigerian banks, Access Bank, Plc, and Diamond Bank, Plc. (Subsequently, Bank PHB Plc replaced Access Bank).

(iv)	Part of UPS Capital loan will be used to cover 100% of the cost of Ex-Im Statutory Exposure Fee of $850,439.

(v)	Total up-front fees payable to UPS Capital are $190,795 (net of the $50,000 good faith deposit).

Upon payment by XPNL of the UPS Capital Fees and the receipt by UPS Capital of the final commitments from Access Bank and Diamond Bank, the loan documents will be finalized and the proceeds released in accordance with the terms of the loan. Both local Nigerian banks have issued letters of intent to provide the required guarantees, and XPNL is in the midst of negotiations regarding the final terms of local Nigerian bank commitments regarding the guarantees. Though there is no certainty that Diamond Bank and Access Bank will issue the final guarantees required to complete the UPS loan, we believe that such guarantees will be issued. If for any reason such guarantees do not materialize, we will immediately turn to identifying a suitable alternative Nigerian bank or banks to provide the required guarantee(s), though there can be no assurance we would be successful in doing so. If for any reason the UPS loan does not close, including because of the failure to procure the required local bank guarantee(s), and in the absence of alternative capitalization, including possible additional local financing from Nexim Bank in Nigeria, we have not identified alternative sources to fully fund the Nigerian Pharmaceutical Project or our ongoing operations.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Operating and Liquidity Difficulties and Management's Plans To Overcome Them (Continued)

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

(5) In the twelve months ended December 31, 2006, holders of Xechem debt converted Xechem debt (in the form of principal and interest) in the aggregate amount of $4,317,000 ($4,075,000 of which is principal and $242,000 of which is interest) into 989,114,600 shares of Xechem’s common stock (exercised at conversion rates between $0.0025 - $0.0075 per share) representing approximately 65% of Xechem’s then issued and outstanding stock.

(6) Over the period from February 22, 2006 through May 10, 2006, Marjorie Chassman (“Chassman”) infused $780,000 into Xechem. The note will be issued to Chassman in the amount of $780,000, it will bear interest at 8% and is due May 31, 2008. The note is convertible into shares of common stock at $0.005 per share (approximately 156,000,000 shares, excluding interest, which is also convertible into stock at $0.005 per share). The loan has not been documented at this time.

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

Chassman agreed to loan $1,025,000 to Xechem, in two tranches, one in the amount of $500,000 and the other in the amount of $525,000, which were received by June 20, 2006. The note is convertible into shares of common stock at $0.015 per share (approximately 66,666,667 shares, excluding interest). The note bears interest at 8% and is due May 31, 2008. As additional consideration for infusion of the capital, Xechem issued Chassman 66,666,667 warrants, exercisable at $0.02 per share for a period of 5 years. In addition, Chassman has agreed to extend the due date on all existing notes held by the company to May 31, 2008. The loan has not been documented at this time.

In October 2006, Chassman agreed to infuse $500,000 into Xechem. A note will be issued to Chassman in the amount of $500,000, it will bear interest at 8% and is due May 31, 2008. The note will be convertible into shares of common stock at $.03 per share (16,666,667 shares, excluding interest). As additional consideration for infusion of the capital and if Xechem does not repay the loan within six months of receipt of the full $500,000, Xechem will issue Chassman an additional 8,333,333 warrants, exercisable at $0.04 per share for a period of 5 years. The loan has not been documented at this time.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Operating and Liquidity Difficulties and Management's Plans To Overcome Them (Continued)

(7) In the second quarter 2006, loans totaling $157,200 and $30,000 were made to the Company by four related parties and one unrelated party, respectively. The notes issued for these loans are convertible into shares of common stock at $0.0103 - $0.0125 per share (28,990,093 shares, excluding interest). The terms of these notes range from one month to one year with extensions and interest rates of 10-12%. The individuals also received five year stock options to purchase a total of 14,800,000 shares of common stock at market prices ranging from $0.0103 to $0.0125 per share.

In the fourth quarter 2006, loans totaling $170,200 and $65,000 were made to the Company by three related and two unrelated parties, respectively. The notes issued for these loans are convertible into shares of common stock at $0.019 - $0.024 per share (4,087,563 shares, excluding interest). The terms of these notes range from three month to six months with extensions and interest rates of 8-15%. The individuals also received five year stock options to purchase a total of 5,031,744 shares of common stock at market prices ranging from $0.019 to $0.024 per share.

(8) Sales of our product NICOSAN™, a sickle cell drug, commenced in Nigeria in the second quarter 2006 and for the six months ended December 31, 2006 totaled $197,000. While revenues are not significant, they should help in covering the costs of the operation until the full scale production facility is completed.

(9)  In October 2006, we received a Small Business Innovation Research (SBIR) grant for $473,000 from the National Institutes of Health, National Heart, Lung and Blood institute to carry out toxicity studies on the five-membered heterocyclic anti-sickling compound known as 5-HMF. Researchers from both Virginia Commonwealth University (VCU) and Children’s Hospital of Philadelphia (CHOP), University of Pennsylvania are expected to participate in the 5-HMF trials.

(10)  In the period January 1, 2007 through March 6, 2007, a holder of Xechem debt converted Xechem debt (in the form of principal and interest) in the aggregate amount of $162,600 ($116,900 of which is principal and $45,700 of which is interest) into 32,515,556 shares of Xechem’s common stock (exercised at the conversion rate of $0.005 per share) representing approximately 2% of Xechem’s then issued and outstanding stock.

(11)  In the period January 1, 2007 through March 28, 2007, Xechem received loans totaling $100,000 from Ms. Chassman and $569,600 from eight unrelated parties. Notes are to be issued with terms of six months and a per annum interest rate of 8%.

(12) On April 4, 2007, the Company completed a private placement of $4,959,963 of Units pursuant to a securities purchase agreement (“Purchase Agreement”) with a number of investors (“Purchasers”). The Units are comprised of (i) 8% convertible debentures (“Debentures”) in an aggregate principal amount of $4,959,963; convertible into Common Stock of the Company at $0.0175 per share (representing 283,426,449 shares of common stock on an as converted basis, subject to possible adjustment as discussed below); and (ii) two warrants per Debenture, each providing a right to purchase 37.5% of the number of shares of Common Stock purchasable with the original principal amount of the Debentures (i.e. up to 75% of the Common Stock in the aggregate), at a price of $0.0225 per share (subject to possible adjustment as discussed below); the first warrant has a term ending March 31, 2009 and is not callable (the “Two Year Warrant”), and the second warrant has a term ending March 31, 2010 and is callable by the Company at a purchase price of $0.06 per share provided the volume weighted average price (“VWAP”) of the Company’s Common Stock exceeds $0.06 for 30 consecutive trading days (the “Three Year Warrant”—together with the Two Year Warrant, collectively, the “Warrants”). The Company has entered into a “Registration Rights Agreement,” pursuant to which it is obligated to file a registration statement to register the Common Stock of the Company underlying the Debentures and Warrants, which contains certain penalties if not timely filed. In connection with the transaction the principal officers and directors of the Company were required to lock up their shares of the Company for a period ending 6 months after the registration of the common stock underlying the Debentures and Warrants and in addition, the Company’s CEO pledged certain personal assets (his 25% beneficial ownership in the entity that owns the New Brunswick, NJ facility leased to the Company) to secure the Debentures. The Company has agreed to grant to the advisor on the transaction an option to purchase 12% of the shares of Common Stock of the Company issuable upon the immediate conversion of the Debentures (i.e., 34,011,173 shares ) at a price of $0.001 per share, expiring March 31, 2009 for advising it in connection with the transaction. In addition, in the event of the exercise of any of the warrants issued as part of the offering, it is entitled to a 5% fee for the amount of the warrant exercise. The Company has also agreed to reimburse the Purchasers for interest at the rate of 8% per annum for the monies deposited by them in escrow pending the initial closing of the Purchase Agreement and to reimburse the advisor for $75,000 of its legal fees in connection with the transaction. (See Note 13E)

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Operating and Liquidity Difficulties and Management's Plans To Overcome Them (Continued)

(13) On April 3, 2007 Xechem Nigeria closed on its 500,000,000 Naira loan with the Nigerian Export Import Bank (“Nexim”), which represented a consolidation of the existing 150,000,000 Naira loan of Xechem Nigeria with an increase in the loan by an additional 350,000,000 Naira (approximately $2,600,000 US dollars of additional funding). The loan is for a five year duration, inclusive of one year’s moratorium of debt service, but subject to biannual payments of interest during the moratorium period. Interest accrues on the loan at the rate of 16% per annum. (See Note 13F)

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

In prior years, we received cash from the sale of our New Jersey net operating losses (“NOL’s”), which range from $300,000 to $500,000 annually. Under new guidelines adopted by the State of New Jersey, Xechem failed to qualify in 2006 for the sale of NOL’s because fewer than 75% of our employees, including subsidiaries, are based in New Jersey.

(3) Income Taxes

We have not provided for income taxes since we have generated net operating losses for current tax purposes, and all deferred tax assets have been fully reserved. As of December 31, 2006, we had net operating loss carryforwards ("NOL") for federal income tax purposes of approximately $39.9 million, of which a portion begins to expire in 2007 and all fully expires in 2026. As Xechem continues to sell stock, we may undergo ownership changes within the meaning of Section 382 of the Internal Revenue Code of 1986 as amended (the "Code"). Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating losses and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percent change in ownership occurs. Accordingly, the actual utilization of the net operating loss carryforward and other deferred tax assets for tax purposes may be limited annually to a percentage, as defined in the Code, (approximately 4.22% at December 31, 2006) of the fair market value of the Company at the time of any such ownership changes.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Income Taxes (continued)

As of December 31, 2006 and 2005, we have a deferred tax asset of approximately $14 million and $13 million respectively, primarily arising from our net operating losses. A full valuation allowance has been provided because management believes it is more likely than not that the benefit of those losses it will not be realized.

The provision for income taxes is summarized as follows:

	2006	2005
Federal:
Current	$—	$—
Deferred (benefit), net	644,000	(1,323,000)
Valuation allowance	(644,000)	1,323,000

Total Federal	—	—

State:
Current (benefit)	—	(566,000)
Deferred (benefit), net	187,000	(385,000)
Valuation allowance	(187,000)	385,000

Total State	—	(566,000)

Total Income Tax Benefit	$—	$(566,000)

Significant components of deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$15,924,000	$12,862,000

Valuation Allowance	(15,924,000)	(12,862,000)

Net Deferred Tax Asset	$—	$—

A reconciliation from the Federal income tax benefit at the statutory rate to the effective rate is as follows:

	2006	2005

Tax benefit at Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of Federal benefit	(5.9)%	(5.9)%
Permanent difference	32.4%	19.7%
Valuation allowance	7.5%	14.9%

Effective tax rate	—%	(5.3)%

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Income Taxes (Continued)

Permanent differences consist primarily of share-based compensation and beneficial conversion feature charges deducted for financial statement purposes but not allowable for income tax purposes.

As of December 31, 2006, we recorded no net deferred tax asset. The future expected benefit from the realization of the net operating losses was fully offset by a related valuation allowance. A full valuation allowance was recorded due to management's uncertainty about the realizability of the related tax benefits as of December 31, 2006. However, the amount of the deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

During December of 2005, we received approval from the New Jersey Economic Development Authority ("NJEDA") to sell approximately $659,000 of tax benefits generated from NOL's. Under the terms of this NJEDA program, the proceeds of the sale had to be used for the purchase of fixed assets, working capital and any other expenses determined by the NJEDA to be in conformity with the New Jersey Emerging Technology and Biotechnology Financial Assistance Act. During 2005, Xechem and its subsidiaries transferred the tax benefits of $659,000 in exchange for $566,000, pursuant to the New Jersey State Tax Credit Transfer program. We received $566,000 net of transfer fees pursuant to this program in December 2005.

Under new guidelines adopted by the State of New Jersey, Xechem failed to qualify in 2006 for the sale of NOL’s because fewer than 75% of our employees, including subsidiaries, are based in New Jersey.

Since 1994, the Company has approximate net operating loss carryforwards for Federal income tax purposes, which expire as follows:

Expiration Date	Amount

2007	$2,102,000
2009	1,068,000
2010	3,183,000
2011	3,218,000
2012	3,762,000
2018	1,992,000
2019	2,257,000
2020	1,863,000
2021	1,605,000
2022	3,508,000
2023	2,568,000
2024	6,429,000
2025	4,276,000
2026	2,080,000

$39,911,000

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Related Parties Transactions

Notes Payable - Related Parties consists of the following:

Year ended
December 31,
2006

Loans Payable - Dr. Renuka Misra (1)	$598,000
Loans Payable - Beverly Robbins (2)	390,000
Loans Payable - Xechem China (3)	140,000
Loans Payable - Dr. Pandey (4)	125,000
Loans Payable - Family Members of Dr. Pandey (5)	303,000
Loans Payable - Former Employee (6)	55,000

Total Notes Payable	1,611,000
Less Current Portion	1,346,000

Total Long-Term Notes Payable	$265,000

(1) Xechem has three notes payable to Dr. Renuka Misra, director of Natural Products for approximately $298,000, $150,000 and $150,000. The notes require monthly interest payments at 12% - 15% per annum and are due August 22, 2006, July 18, 2006 and May 1, 2007, respectively. The note holder was granted an option to purchase 14,966,000 shares of common stock at a range of prices from $0.0106 - $0.023 per share. New terms are being negotiated for past due notes.

(2) Xechem has received funding from Beverly Robbins, a sales and marketing representative totaling $190,000 and $200,000. The notes require monthly interest payments at 10% per annum and are due on March 31, 2006 and July 4, 2006, respectively. The notes can be converted into common stock with a conversion price of $0.0057 per share. The noteholder was granted options to purchase 15,600,000 shares of common stock at a price of $0.0057 per share. New terms are being negotiated for past due notes.

(3) We received $140,000 during the year ended December 31, 2000 from Xechem China pursuant to an interest free loan. Although an additional $340,000 was due Xechem under the original loan terms, no amounts have been received since 2000 and it is unlikely any additional amounts will be received. The loan advanced by Xechem China shall be repaid by Xechem out of its share in the dividends or distribution of Xechem China. Since Xechem China had no activity in 2006 or 2005 and no foreseeable profits in the near future there will not be any short-term repayment to Xechem China (see Note 9).

(4) Xechem owes Dr. Pandey, Chairman of the Board, $804,000 as of December 31, 2006 from an interest bearing advance of $125,000 at 8% per annum, accrued interest of $230,000 and accrued salary of $449,000, which is included in accrued expenses to related parties. The advance will be due when Xechem is no longer a development stage entity. At December 31, 2006, Xechem owed Dr. Pandey $728,000.

(5) In 2003, we received $51,000 from members of Dr. Pandey's family in the form of six short-term notes and one unsecured loan in India. The due dates of the notes ranged from three months to one year with interest from 8% - 12%. These notes were restructured and extended to August 22, 2006. The accrued interest as of December 31, 2006 totaled $20,000. Three of the note holders are to be issued 360,000 shares of our common stock; this resulted in a charge to operations in 2004 of $77,800 for the fair value of the common stock on the date the agreement was entered into. As of December 31, 2006 the underlying 360,000 shares remain to be issued. New terms are being negotiated for past due notes.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Related Parties Transactions (continued)

In 2005, three new loans totaling $85,000 were made to the Company. The due dates of the notes ranged from six months to one year with interest from 10% - 12%. The accrued interest on these notes as of December 31, 2006 totaled $13,000. New terms are being negotiated for past due notes.

In 2006, a new loan totaling $10,000 was made to the Company. The due date of the loan is June 21, 2007 with an interest rate of 8%. The accrued interest on this loan as of December 31, 2006 totaled $100. The loan has not been documented at this time.

Notes totaling $252,000 can be converted into common stock with a conversion price ranging $0.0057 - $0.021 per share. The note holders were granted options to purchase 27,691,744 shares of common stock at prices ranging from $0.0057 - $0.021 per share.

(6) In 2005, we received $10,000 from a former employee in the form of a note at 8% per annum and a due date of September 28, 2006. The note can be converted into common stock with a conversion price of $0.0115 per share. The note holder was granted an option to purchase 200,000 shares of common stock at a price of $0.0115 per share. New terms are being negotiated for past due notes.

In 2006, two new loans totaling $45,000 were made to the Company. The due dates of the loans range from three months to one year with interest at 8% per annum. The loans can be converted into common stock with a conversion price ranging from $0.240 - $0.253 per share. The note holder was granted an option to purchase 550,000 shares of common stock at a price of $0.240 - $0.253 per share. The accrued interest in these loans as of December 31, 2006 totaled $3,300.

Interest expense for related parties totaled approximately $133,000 and $97,000 for the years ended December 31, 2006 and 2005, respectively.

The aggregate maturities of the Notes Payable - Related Parties are as follows:

Year	Amount
2007	$1,346,000
2008	—
2009	—
2010 and Thereafter	265,000

Total	1,611,000
Less Current Portion	1,346,000

Long-Term Portion	$265,000

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

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Accounts Payable and Accrued Expenses

At December 31, 2006, accounts payable and accrued expenses consist of the following:

General Account Payable	$1,368,000
Accrued Expense - Related Party (A)	449,000
Accrued Interest - Related Party principally	703,000
Operating Expenses	562,000
License Agreement Fees	100,000
$3,182,000

(A) Dr. Pandey agreed to defer a portion of compensation otherwise payable to him under these agreements until such time as Xechem has the available funds. At December 31, 2006 and 2005 unpaid compensation totaled approximately $449,000 and $384,000, respectively.

(6) Commitments and Contingencies

Employment Contracts − Dr. Pandey was employed pursuant to an employment agreement dated February 1994, which expired on its tenth anniversary. The Board of Directors, in 2004, approved an increase in his base compensation to $350,000 per annum and further agreed pursuant to the Chassman Agreement, part of the Bridge Financing Loans, to the grant of the common stock purchase option referenced below (yet to be codified in writing). The former agreement contained a provision which called for payment of a royalty payment in the amount of 2 1/2% of our net profits before taxes, as determined under generally accepted accounting principles, with respect to any products developed by Xechem during Dr. Pandey's tenure with Xechem whether prior to or after the term of the employment agreement.

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

Dr. Pandey is also entitled to receive additional voting stock to maintain 20% of the outstanding voting stock, and accordingly we issued 28,003 and 3,587 additional Class C shares to Dr. Pandey in 2006 and 2005 with voting rights equal to 280,030,000 and 35,870,000 of common stock respectively.

A renewed agreement has not yet been negotiated or finalized and it is not known at this time if the above terms will continue in a new agreement.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Commitments and Contingencies (continued)

In April, 2004, an employment agreement was entered into with Isaac Inyang for a two year period ending March 31, 2006 with an annual salary of $120,000. Mr. Inyang will hold the title of Director of Strategic Planning and Special Advisor to the Chairman/Chief Executive Officer. The employment agreement was not renewed.

In May 2006, an employment agreement which was entered into with Col. Bhuwan Pandey, Vice President - International Operations, which provides an annual salary of $250,000, an option purchase 20,000,000 shares of our common stock at $0.026 per share, and customary vacation, severance, health and other benefits.

In September 2006, an employment agreement was entered into with Howard Becker, Vice President-Operations, which provides an annual salary of $240,000 and an option to purchase 10,000,000 shares of common stock at $0.026 per share, vesting over a period of two years as follows: (i) 4,000,000 of the options vest immediately upon the effective date; (ii) 3,000,000 vest on the first anniversary of the effective date: and (iii) 3,000,000 vest on the second anniversary of the effective date, provided Mr. Becker is employed by the Company as of the applicable vesting date. The agreement also provided customary vacation, severance, health and other benefits. In November 2006, Mr. Becker ceased serving as our vice president of operations.

Operating Leases - We have a five-year lease on our facilities, which commenced on July 1, 2002, and ends June 30, 2007. The Company is in negotiations with the landlord to extend the lease for an additional five years. At December 31, 2006, the commitment for minimum rental payment under this lease is:

2007	$94,000

We are also liable for certain maintenance and utility charges that vary from month to month.

As part of the negotiated terms of the July 2002 lease agreement, past due rental payments totaling approximately $88,000 would have been reduced to approximately $52,000 provided all rent and additional rent is paid on a timely basis from one year as of the date of the agreement. We did not fulfill our obligation under this agreement in 2003. As of December 31, 2006, $15,000 was still due to the landlord for failure to perform certain obligations under the agreement and is included in accounts payable. As of December 31, 2006, a total of $104,000 remains due and payable to landlord and is included in accounts payable.

In 1996, Dr. Pandey purchased a 25% beneficial ownership in the lessor as a limited partner in such entity, which may be deemed to be an affiliate of Dr. Pandey. Rent expense amounted to approximately $185,000 and $177,000 for the years ended December 31, 2006 and 2005, respectively.

In December 2004, Xechem Nigeria signed a 99 year lease, of which the first 25 years is irrevocable, for a production facility on approximately nine acres of land at a cost of Naira 25,000 (US $200) per annum.

In July of 2004, the Company entered into a 36-month lease for an automobile for Dr. Pandey. Total 2006 payments under this lease were $13,800. Total commitments under this lease are $41,400 of which $10,400 is due in equal monthly payments of $1,150 in 2007.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Commitments and Contingencies (Continued)

License Agreement - On July 18, 2002, we signed an exclusive worldwide license for the manufacturing, marketing, distribution, and sales of NIPRISAN from the National Institute of Pharmaceutical Research and Development ("NIPRD") of the government of Nigeria, for the treatment of Sickle Cell Disease ("SCD"). NICOSAN™ is our name for the non-toxic phytopharmaceutical product formerly named NIPRISAN, a nutraceutical. We are currently in the process of completing for submission of an Investigational New Drug ("IND") Application for this product to the United States Food and Drug Administration ("FDA"). To date, there has been no successful non-toxic drug developed for the treatment of SCD. We agreed to pay NIPRD a running royalty of 7.5 % of the net sales of this product. For the year ended December 31, 2006, we have accrued royalty expense of $14,800 for Nigeria sales which will be paid in the first quarter, 2007. We have sublicensed this technology by Agreement dated April 7, 2004 to our majority-owned subsidiary, Xechem Pharmaceuticals Nigeria, Limited ("Xechem Nigeria") for the production and sale of NICOSAN™ in Nigeria (see Note 11).

Lovastatin Agreement - In March 1997, Xechem acquired a strain and related technology to produce Lovastatin for a total purchase price of $300,000, payable $50,000 upon delivery, $50,000 upon initial laboratory verification, $100,000 upon additional laboratory verification and $100,000 upon the earlier of commercial production or two years after delivery of the strain and related technology. For accounting purposes, the payments have been considered research and development expenses incurred at the earliest date to which they become payable. Through December 31, 1998, a total of $200,000 has been recorded as research and development expense, of which $100,000 has been paid and $100,000 is included in accrued expenses at December 31, 2006 and 2005. There has been no activity in 2006 and 2005.

Virginia Commonwealth University Agreement - In December 2005, we entered into an agreement with Virginia Commonwealth University (“VCU”) to acquire the exclusive, worldwide licensing rights to a new five-membered heterocyclic anti-sickling compound which has shown to be highly effective and relatively non-toxic treatment for Sickle Cell Disease. The agreement provides for a royalty payment to VCU of 5% on net sales and a 20% payment or compensation received from sub-licenses. We have agreed to make annual minimum payments of $10,000 starting on the third anniversary of the effective date of the agreement and every anniversary thereafter as long as the licenses is in effect.

BMS Settlement - On December 13, 2005, we entered into an agreement in principle concerning the settlement of the Xechem, Inc. and Xechem International, Inc. vs. Bristol-Myers Squibb company, 03 C 1920 lawsuit. We filed an anti-trust lawsuit against Bristol-Myers Squibb on March 17, 2003, to secure damages, injunctive and other equitable relief for Bristol-Myers Squibb's alleged violations of federal and state antitrust laws. The case, filed in the United States District Court, Northern District of Illinois, arose out of Bristol-Myers Squibb’s allegedly unlawful maintenance of a monopoly over the United States market for paclitaxel based anti-cancer drugs and conspiracy to further its monopoly.

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

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Commitments and Contingencies (Continued)

In return for Xechem’s full release of all claims that were or could have been asserted against BMS in connection with the case, BMS agreed to pay Xechem $4.2 million and further agreed to release Xechem from all claims BMS could have asserted against Xechem in the case. Each party agreed to bear their own costs, fees and expenses. Further, BMS agreed to waive the $29,600 fee award granted by the court on September 7, 2005. BMS made the settlement payment to Xechem in January 2006.

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

In October 2006 at the Annual Meeting, shareholders approved the 2006 Stock Award Plan (“2006 Plan”). The number of Shares with respect to which Options, Restricted Shares and other Stock-Based Awards may be granted under the Plan shall not exceed one hundred fifty million (150,000,000). The Plan shall terminate on the tenth anniversary of the Effective Date, unless previously terminated. All Awards granted prior to termination of the Plan shall continue in full force and effect following the termination of the Plan, subject to the terms and conditions upon which they were granted. Options already granted under this plan are 64,500,000, including 30,000,000 in 2006. Compensation costs for stock options at exercise prices below fair market value for 2006 and 2005 totaled $ 1,387,000 and $0.00, respectively.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Stock Options and Warrants (continued)

A summary of stock option activity under the Original Plan is as follows:

	2006	2006	2005	2005
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding on January 1,	46,779	$7.46	52,608	$6.88
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Expired	(3,796)	$14.91	(5,829)	$2.22
Outstanding on December 31,	42,983	$6.63	46,779	$7.46
Exercisable on December 31,	42,983	$6.63	46,779	$7.46

A summary of stock option actively under the 2006 Plan is as follows (shares in thousands):

	2006	2006
	Shares	Weighted-Average Exercise Price
Outstanding on January 1,	—	—
Granted	64,500	$0.022
Exercised	—	—
Forfeited/Expired	—	—
Outstanding on December 31,	64,500	$0.022
Exercisable on December 31,	59,466	$0.021

The following table summarizes information about stock options under the Original Plan at December 31, 2006:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$1.50 to $1020.00	42,941	6.6	$4.70	42,941	$4.70
$1,980.00 to $15,000.00	42	1.8	$1,980.00	42	$1,980.00
TOTALS	42,983	6.6	$6.63	42,983	$6.63

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Stock Options and Warrants (Continued)

The following table summarizes information about stock options under the 2006 Plan at December 31, 2006:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares (000)	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares (000)	Weighted-Average Exercise Price
$0.0025 - $0.026	48,500	6.4	$0.018	43,800	$0.018
$0.03 - $0.07	16,000	7.5	$0.033	15,666	$0.032
TOTALS	64,500	6.7	$0.022	59,466	$0.021

Compensation cost for the stock options issued in 2006 and prior years has been determined based on the intrinsic value at the grant dates for awards under the plan, which resulted in compensation expense of approximately $ 1,387,000 and $0 in 2006 and 2005, respectively. At December 31, 2006, compensation costs related to invested stock options totaled $150,000 which will charged to operations in future periods.

The fair value of certain option grants is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006: (i) dividend yields of 0%; (ii) expected volatility of approximately 159%; (iii) risk-free interest rates of 4.60; and (iv) expected life of 10 years.

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

	Years ended December 31,
	2006	2005
Net Loss (in Thousands):
As Reported	$(11,130)	$(10,039)
Deduct: Amount by which stock
based employee compensation as
determined under fair value based
method for all awards exceeds the
compensation as determined under the
intrinsic value method	$1,387	$—
Pro Forma	$(9,743)	$(10,039)

Net Loss Per Share:
As Reported	$(0.01)	$(0.04)
Pro Forma	$(0.01)	$(0.04)

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Stock Options and Warrants (Continued)

In 2006 and 2005, 30,000,000 and 3,500,000 options, respectively, were reserved for employees, directors and consultants as incentives and bonuses.

Warrants - In 2003 in connection with the Chassman Agreement we granted 5-year warrants to purchase 30 million shares of our common stock at an exercise price of $0.0025, to be issued upon complete funding of the loan according to terms. On January 11, 2005, the Company entered into a new letter agreement which called for the immediate issuance of the vested warrants (14,000,000) and cancellation of the unvested warrants (16,000,000). In June 2006, the vested warrants (14,000,000) were exercised. (see Note 2).

In 2003 in connection with a consulting agreement, we granted a 5-year warrant to purchase 7.5 million shares of our common stock exercisable at the average of the closing bid price for ten days preceding the day the agreement was signed.

In June 2004, in connection with our Nigeria operations, B. Pandey was granted a 5-year warrant to purchase 5 million shares of our common stock at an exercise price of $0.15 per share.

In June 2004, in connection with the Alembic Loan, an individual was granted a 5-year warrant to purchase 5 million shares of our common stock at an exercise price of $0.15 per share.

In 2004, in connection with Alembic Loan, we granted 5-year warrants to purchase 10 million shares of our common stock at an exercise price of $0.20 per share. In 2005, this loan was restructured and the warrants were terminated.

In February, 2005, in connection with certain Bridge Loan Financing Agreements, we granted 5-year warrants to purchase 52.3 million shares of our common stock at an exercise price of $0.015. This funding was completed in March 2005. The warrants contained non-dilution features related to number of shares to be exercised as well as exercise price due to subsequent financing conducted by the Company. The original 52.3 million warrants exercisable at $0.015 per share were exercised in July 2006. A net total of 77.7 million shares were issued at $0.0099 per share in a cashless exercise.

In June 2006, in connection with certain Bridge Loan Financing, we granted 5-year warrants to purchase 66.6 million shares of our common stock at an exercise price of $0.02 per share. The warrants were exercised at $0.032 per share in October 2006 and a net total of 25.0 million shares were issued in a non-cash transaction.

In October 2006, in connection with certain Bridge Loan Financing, we granted 5-year warrants to purchase 8.3 million shares of our common stock at an exercise price of $0.04 per share.

As of December 31, 2006, we have the following warrants to purchase common stock:

Number Of Shares To Be Purchased	Warrant Exercise Price Per Share	Warrant Expiration Date
11,853	$30.0000	May 23, 2007
7,500,000	$0.1955	December 9, 2008
10,000,000	$0.15	June 1, 2009
8,333,333	$0.04	February 10, 2010

(8) Common and Preferred Stock:

The largest voting shareholder of our stock is Ramesh C. Pandey Ph.D., Chairman of the Board of Xechem International, Inc.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Common and Preferred Stock (Continued)

In October 2006, at the Annual Meeting, shareholders approved to increase the number of shares of common stock authorized to 5 billion shares.

The Board of Directors held a special meeting immediately following the conclusion of the Annual Meeting and passed a resolution restricting the ability of the Company to issue more than 3.5 billion shares of common stock without a further vote of the shareholders.

Class A Voting Preferred Stock, $.00001 par	2,500 shares
Class B 8% Preferred Stock, $.00001 par	1,150 shares
Class C Preferred Stock, $.00001 par	49,996,350 shares
Common Stock, $.00001 par	3,500,000,000 shares

As of December 31, 2006, 360,000 shares of our common stock will be issued in connection with certain related party notes (see Note 4).

In 2003 we received $48,000 from members of Dr. Pandey's family in the form of six short-term notes. The due dates of the notes have been extended to August 2006 with interest from 8% - 12% with accrued interest as of December 31, 2006 of $20,000. Three of the note holders are to be issued 360,000 shares of our common stock; this resulted in a charge to operations of $77,800 for the fair value of the common stock on the date the agreement was entered into. As of December 31, 2006 the underlying 360,000 shares remain to be issued. Two notes totaling $20,000 can be converted into common stock at a conversion price of $ 0.01 per share. The intrinsic value of the beneficial conversion feature of $20,000 has been allocated to paid-in capital. This resulting debt discount is being amortized over the term of the notes. New terms are being negotiated for past due notes.

In 2005, we received $445,000 from related parties and $50,000 from non-related parties in the form of nine short-term notes. The due dates of the notes range from six month to one year with interest at 8% - 12% with accrued interest at December 31, 2006 of $24,600.

In 2005, prior year notes payable to related and non-related parties totaling $551,000 were extended from six months to one year and granted a five year option to purchase shares of common stock at market value at date of grant. These options were also granted to the parties whose notes were issued in 2005. At December 31, 2006, a total of 32,626,000 options were granted to purchase shares of common stock.

In 2006, we received $362,000 from related parties and $95,000 from non-related parties. Some of these loans are to be documented and new terms are being negotiated for past due notes. The due dates of the loans range from three months to one year with interest at 8% - 15% with accrued interest at December 31, 2006 of $15,300. The note holders were granted five year options to purchase 26.2 million shares of common stock at market value at date of grant.

In 2005, the Company established a Sickle Cell Advisory Board to assist management in creating public awareness of Xechem’s efforts to bring an effective treatment for Sickle Cell Disease to the United States market. Members will collectively receive up to a total of 20,000,000 shares of Xechem common stock in consideration for their services. The Company has issued 4,000,000 shares as of December 31, 2006.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Common and Preferred Stock (Continued)

As of December 31, 2006, we had reserved shares of common stock for issuance as follows:

Exercise of common stock options (old plan)	42,943
Exercise of common stock options (new plan)	64,500,000
Exercise of common stock purchase warrants	25,845,186
Exercise of note agreement options	58,807,744
Common stock to be issued to Sickle Cell Advisory Board	16,000,000
Common stock to be issued pursuant to debt conversion	468,140,365

The following table summarizes the number of shares of common stock and preferred stock issued and outstanding at December 31, 2006:

December 31, 2006
Common stock	1,519,952,409
Class A voting preferred stock	2,500
Class B preferred stock	0
Class C - Series 6 preferred stock	38,079
Class C - Series 7 preferred stock	666

Class A Voting Preferred Stock - There are currently issued and outstanding 2,500 shares of Class A Preferred Stock. Dr. Pandey, the holder of Class A Preferred Stock, is entitled to receive dividends of $0.00001 per share, and $0.00001 per share in liquidation, before any dividends or distributions on liquidation, respectively, may be paid to the holders of Common Stock. The holder of the Class A Preferred Stock is entitled to cast 0.3333 votes per share except as may be required by the Delaware General

Corporation Law, and except that the affirmative vote or consent of the holders of a majority of the outstanding Class A Preferred Stock is required to approve any action to increase the number of authorized shares of Class A Preferred Stock, to amend, alter, or repeal any of the preferences of the Class A Preferred Stock, or to authorize any reclassification of the Class A Preferred Stock. Xechem may redeem the Class A Preferred Stock for $.00001 per share at any time after May 3, 2009, however, pursuant to the private offering of Xechem's Common Stock in 1995 and 1996, Dr. Pandey agreed with the underwriter to waive the option to redeem the Class A Preferred Stock. As of December 31, 2006 Dr. Pandey is still the holder of record.

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

In 2003 we had a reverse common stock split of 3,000-1. All previous outstanding Class C, Preferred Voting Stock were cancelled and a new certificate for 6,489 shares was issued to Dr. Pandey.

In 2006 and 2005 an additional 28,003 and 3,587 shares, respectively, were issued to Dr. Pandey for a total of 38,079 outstanding shares as of December 31, 2006.

In 2004, we acquired all of the outstanding capital stock of Ceptor Corporation (“Ceptor”) pursuant to an Agreement and Plan of Merger (“Merger Agreement”). In conjunction with the Merger Agreement, we issued 5,855 shares of Class C Series 7 Preferred Voting Stock to the former shareholders of Ceptor Corporation, valued at $4,760,000. The Class C Series 7 Preferred Voting Stock has a $5,855,000 liquidation preference and is convertible into approximately 29,275,000 shares of common stock at the option of the holders of the Class C Series 7 Preferred Stock, together with piggyback registration rights for the underlying common shares. Each share of Class C Series 7 Preferred Voting Stock is entitled to 5,000 votes and to vote as a class with Common Stock. In 2006, 5,188 shares of Class C Series 7 Preferred Voting Stock were converted into 25,943,243 shares of common stock and a total of 666 shares were outstanding at December 31, 2006.

(9) Investments in Unconsolidated Affiliates

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

(9) Investments in Unconsolidated Affiliates (continued)

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

There have been no changes in 2006 or 2005.

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

The Company’s investment balance in Ceptor, under the equity method, is presented in the following table:

	December 31, 2005

Total Investment at inception		$4,760,000
Capital contributed through sale of Ceptor		9,135,000
Return of capital		(3,238,000)
Gain on Sale of Ceptor stock		2,930,000
Cumulative equity method loss		(13,587,000)

Equity method investment balance	$	- 0

(10) Note Payable Bank

Note payable bank at December 31, 2006 totaled $55,000. This loan is collateralized by all tangible assets plus accounts receivable. The loan represents borrowings against a $60,000 line-of-credit from a bank with interest at 10.25% as of December 31, 2006.. The line-of-credit renews annually.

(11) Notes Payable

Notes Payable at December 31, 2006 consist of the following:

	Long-Term
Secured Notes Payable(A)	$	- 0 -
Unsecured Loan (B)		- 0 -
Unsecured Loan (C)		400,000
Unsecured Loan (F)		2,505,000
Secured Loan (G)		1,179,000
Less Debt Discount		(1,395,000)
		$2,689,000
Current:
Alembic, Ltd.(D)	2,000,000
Others - Non-Related Parties (E)	160,000
$2,160,000

A)
During 2002, we issued convertible notes totaling $367,000, which was increased by an additional funding of $767,000 by certain investors during the year ended December 31, 2003, at which time debentures were converted into term notes. The new term notes bear simple interest at 8% per annum and are due on the earliest to occur of the settlement, dismissal or final adjudication of the Bristol-Myers Squibb lawsuit (the “BMS Lawsuit”), together with additional interest equal to forty percent (40%) with respect to the BMS Lawsuit, subject to an adjustment factor of the net recovery to us (after deduction of legal fees and costs). We granted the term loan holders a security interest in the BMS Lawsuit. These notes were due on the later of 18 months from the date of the Note Purchase Agreement or final

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Notes Payable (continued)

B)	Disposition of the Bristol-Myers Squibb lawsuit (provided that the additional interest, if any, as referenced above, was due on the disposition of the lawsuit).

In December 2005, we entered into an agreement in principle to settle the BMS Lawsuit. BMS agreed to pay Xechem $4.2 million and $1,075,000 or 40% of the net settlement was paid to the note holder in January 2006.

The Company entered into a $1,500,000 Bridge Loan and Debt Restructuring Agreement on August 25, 2005, with Ms. Chassman (“Chassman”) and certain other investors introduced to the Company through Chassman (“the Investors”).

On September 30, 2005, the parties entered into an amendment to the Term Sheet (the “Amended Term Sheet”). Under the terms of the Amended Term Sheet, the price of converting this note into shares of common stock was reset from $.015 per share to $.0025 - $.0075 per share. The intrinsic value of the beneficial conversion feature of $3,793,000 was allocated to paid-in capital.

In December 2005, $318,000 in principal and $230,000 in accrued interest was converted into 99,500,000 shares of common stock. In the year ended December 31, 2006, the remaining $816,000 in principal and $32,000 in accrued interest were converted into 124,539,373 shares of common stock. At December 31, 2006 there were no amounts due under this loan.

(B) In the first quarter 2005, we received a loan of $3,800,000 from Chassman. On June 17, 2005 Ceptor purchased/redeemed 2,886,563 shares of its common stock from Xechem, at $0.80 per share for an aggregate purchase price of $2,309,250. We used $1,616,171 of the proceeds to pay and satisfy in full the total bridge loan and related interest due under the Bridge Notes. We also used a portion of the proceeds ($141,168) to reduce the Chassman unsecured loan of $2,800,000 to $2,659,000. In December 2005, $35,000 was advanced to the company by Chassman which was subsequently converted to exercise warrants to purchase 14 million shares of common stock. At December 31, 2005 we had a balance of $2,659,000 from this loan and recorded $59,000 in accrued interest. In December 31, 2006, $2,659,000 in principal and $161,000 in accrued interest were converted into 734,505,264 shares of common stock (exercised at conversion rates between $.0025 - $.005 per share) in full settlement of this loan and its related interest.

(C) Pursuant to the Amended Term Sheet, Chassman and the Investors agreed to invest up to $1,500,000 into the Company. A total of $1,000,000 was funded. If the Company’s allocation of tax credits for fiscal year 2005 from the State of New Jersey was less than $500,000, the Investors agreed to advance the difference between such allocation and $500,000 in the form of convertible notes. The Company received $566,000 in tax credits from the State and no additional investment was necessary.

For each $100,000 of the first $1,000,000 of notes funded, the Company agreed to issue 1,500,000 shares of its $0.00001 par value common stock to the investor funding same for the aggregate issuance of 15,000,000 shares. The intrinsic value of the beneficial conversion feature of $194,000 was allocated to paid in capital. These shares were issued in June 2006.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Notes Payable (continued)

The notes are convertible into the Company’s common stock. Prior to February 1, 2006, the notes and accrued interest were convertible at the rate of $0.05 per share. From February 1, 2006 and thereafter, the notes and accrued interest are convertible at the rate of $0.005 per share. The intrinsic value of the beneficial conversion of $540,000 has been allocated to paid in capital. In the year ended December 31, 2006, $600,000 and $50,000 in principal and accrued interest were converted into 130,069,984 shares of common stock (exercised at a conversion rate of $.005 per share). As of December 31, 2006, we have a balance of $400,000 from this loan , which is due May 31, 2008, and $40,000 in accrued interest.

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

On December 22, 2005, Xechem and Alembic agreed to terminate the Old Note and enter into the New Note. Pursuant to the terms of the New Note, Xechem agreed to repay Alembic in full the outstanding principal and interest remaining from the New Note as follows: $1,000,000 to be paid on or before January 31 2006 (the “Initial Payment”), with the balance (the “Remaining Balance”) due on or before December 31, 2006. Furthermore, for every month beginning July 2006, in which any portion of the New Note remains unpaid, Xechem agreed to pay to Alembic as additional consideration the sum of $16,600, for a total of up to $99,600. The Initial Payment of $1,000,000 together with accrued interest of $190,700 was paid to Alembic on or about January 31, 2006. The New Note continues to bear interest at the rate of 8%. The New Note is not convertible into shares of Xechem’s common stock.

The parties agreed to terminate the MOU and the Cooperation Agreement. Under the MOU and the Cooperation Agreement, Alembic had previously lent Xechem $3,000,000 (the “Old Note”). As additional consideration for the Old Note, Xechem agreed to pay Alembic a fee (the “Investment Fee”) during the License Term (15 years) equal to the product of the Alembic Applicable Percentage multiplied by the Gross Product Sales Amount, as those terms are defined herein. The Gross Product Sales Amount means the amount of gross sales revenue generated by the company from sales of NICOSAN™/HEMOXIN™ in Nigeria and other African countries, calculated on a cash received basis. From the commencement date through the fifth anniversary, the Alembic Applicable percentage is 15%, from the fifth to the tenth anniversary, the Alembic Applicable percentage is 10%, and from the tenth anniversary to the end of the term, 5%. During the License Term, the company also agreed to pay Alembic a U.S. Export Fee in an amount equal to one percent of the amount of purchase price paid by the company for any NICOSAN™/HEMOXIN™ sold by the company in the United States and internationally, except Nigeria (the “Export Fee”). Xechem also issued Alembic a warrant to purchase 10,000,000 shares of Xechem’s common stock at an exercise price of $0.20 per share (the “Warrant”). Alembic also agreed to provide certain production and regulatory compliance personnel to assist Xechem Nigeria, which services would be compensated upon terms agreeable to the parties (the “Services”). The company also gave Alembic the right of first offer regarding the licensing of any distribution rights with respect to NICOSAN™/HEMOXIN™ in the territory of Africa and India (the “Distribution Rights”).

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Notes Payable (continued)

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

Xechem and Alembic entered into a Security Agreement, as security for the payment of the Initial Payment and the Remaining Balance of the New Note. Xechem granted Alembic a security interest in: (a) 500,000 shares of restricted stock in Ceptor Corporation owned by Xechem (the “Ceptor Shares”), (b) 15% of the issued and outstanding shares of common stock of Xechem Nigeria; and (c) 5,000,000 shares of common stock of Xechem. The parties also signed mutual releases.

At December 31, 2005 we had a balance of $3,000,000 from this loan and $175,400 in accrued interest. In January 2006, from the proceeds received from the BMS settlement, $1,000,000 of principal and $190,700 of accrued interest was paid. As of December 31, 2006, we have a balance of $2,000,000 in principal and $249,400 in accrued interest.

As of December 31, 2006, Xechem had paid Alembic $1,000,000 of the principal amount due plus interest in the amount of $190,000 on the New Note. The Remaining Balance of the New Note ($2,000,000) plus interest and penalty in the combined amount of approximately $250,000 was due on or before December 31, 2006. According to the Termination of Agreements, if the Remaining Balance and interest is not paid on or before December 31, 2006, subject to written notice from Alembic and a right to cure within 10 days as set forth in the New Note, Xechem would be in breach of the Termination of Agreements and the New Note.

Xechem did not pay the amounts due Alembic on December 31, 2006. Xechem and Alembic extended the Maturity Date, pursuant to a Letter Agreement, dated January 4, 2007, to January 31, 2007. Pursuant to a second Letter Agreement, dated January 31, 2007, the parties agreed to extend the Maturity Date to February 24, 2007. As consideration for the second extension, Xechem agreed to pay to Alembic, in reduction of the indebtedness due under the Note, the sum of $100,000. Pursuant to a third Letter Agreement, dated as of February 24, 2007 (executed March 1, 2007), the parties agreed to extend the Maturity Date to March 31, 2007. As consideration for the third extension, Xechem paid Alembic, in reduction of the indebtedness due under the Note, the sum of $100,000 on March 1, 2007, which payment was a condition to the extension.

Furthermore, the parties agreed that if Xechem made a principal payment to Alembic in reduction of the Note of not less than $1,000,000, together with accrued interest, on or before March 31, 2007, then the Maturity Date will be extended for an additional six months. Due to finalization of new funding, Alembic agreed to extend the payment date five days and payment was made on April 5, 2007.

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

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Notes Payable (continued)

In May 2006 an individual loaned $30,000 to the Company for six months with an interest rate of 10%. A note was issued convertible into shares of common stock at $0.0117 per share for a total of approximately 2,564,103 shares excluding interest. The individual also received a five year option to purchase a total of 300,000 shares of common stock at $0.0117 per share. At December 31, 2006, accrued interest totaled $2,000.In December 2006, two individuals loaned $65,000 to the Company for six months with an interest rate of 8%. The notes are convertible into shares of common stock at $0.019 - $0.021 per share for a total of approximately 3,170,425 shares excluding interest. The individuals also received five year options to purchase 1,593,226 shares of common stock at $0.019 - $0.021 per share. At December 31, 2006, accrued interest totaled $300.

F) Over the period from February 22, 2006 through May 10, 2006, Marjorie Chassman (“Chassman”) infused $780,000 into Xechem. The note that will be issued to Chassman in the amount of $780,000 will bear interest at 8% and will be due May 31, 2008. The note is convertible into shares of common stock at $0.005 per share (approximately 156,000,000 shares, excluding interest, which is also convertible into stock at $0.005 per share). The loan has not been documented at this time.

In June 2006, Chassman infused $200,000 into Xechem. The note will be issued to Chassman in the amount of $200,000, it will bear interest at 8% and is due May 31, 2008. It will be convertible into shares of common stock at $0.01 per share (20,000,000 shares, excluding interest, which will also be convertible into stock at $0.01 per share). The loan has not been documented at this time.

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

Over the period from August 14, 2006 through September 26, 2006, Chassman infused $300,000 into Xechem. A note will be issued to Chassman in the amount of $300,000, with interest at 8% and is due May 31, 2008. The note will be convertible into shares of common stock at $.03 per share (10,000,000 shares, excluding interest). As additional consideration for infusion of the capital, Xechem will issue Chassman 8,333,333 warrants exercisable at $0.04 for a period of five years. The loan has not been documented at this time.

At December 31, 2006, accrued interest on these loans totaled $112,900.

(G) On May 31, 2006, Nigeria Export-Import Bank (NEXIM) funded a direct loan to our wholly-owned subsidiary, Xechem Pharmaceutical Nigeria, Ltd. (Xechem Nigeria).

The loan is in the principal amount of 150,000,000 Naira or approximately One Million Two Hundred Thousand Dollars (US) ($1,200,000). The loan proceeds are to be used primarily to facilitate the full-scale commercial production of NICOSAN™ through the expansion and integration of existing production facilities at the company’s research and production facilities at Sheda Science and Technology Complex, Gwagwalada-Abuja. The loan facility will extend for a period of up to three years, with no principal payments due during the first year. The loan facility bears interest at the rate of 15% per year, payable during the first year in installments in November 2006 and May 2007.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Notes Payable (continued)

Thereafter, the loan facility will be repaid through four consecutive semi-annual installments of principal and interest with the first repayment (of approximately $400,000 US) occurring on November 29, 2007. The loan facility is secured by: (a) an all assets debenture on the assets of the company which has been incorporated into a trust for all lenders to be managed by Diamond Trustees Company; (b) personal guaranty issued by the CEO, Dr. Ramesh Pandey, backed by a notarized statement of net worth; and (c) promissory notes.Xechem Nigeria is obligated to pay the following fees: (a) a facility fee of 1% flat on the facility amount or 1,500,000 Naira (approximately $12,500 US); (b) a management fee of 0.5% flat on the principal amount outstanding from time to time, payable annually on the anniversary of the facility;
and (c) a monitoring fee of 100,000 Naira (approximately $800 US), payable annually on the anniversary of the facility. Nexim reserves the right to vary the rates as dictated by market realities. At December 31, 2006, accrued interest totaled $98,600.

(12) Employee Benefit Plan

Effective August 1, 1997, the Company established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Any domestic employee who is at least eighteen years of age and has completed thirty days of employment may enroll in the plan. Participants may contribute up to 50% of their compensation, up to the maximum amount permitted by the Internal Revenue Code. Employer contributions are made up to 4% of the employee's gross compensation. In 2006 and 2005, respectively, the Company contributed $18,000 and $27,000 to the plan. Participants are always 100% vested in their contributions and earnings. The employer contributions and earnings are fully vested in six years from date of employment.

(13) Subsequent Events

(A) On March 15, 2007, Xechem International, Inc. (the “Company”), engaged Bernstein & Pinchuk, LLP, certified public accountants (the “Accountant”) to serve as its independent auditor. The Accountant replaces Moore Stephens, P.C., certified public accountants (“MS”). On March 15, 2007, the Company provided notice to MS, its independent registered public accounting firm, that the Company was dismissing MS, with the recommendation and approval of the Audit Committee of the Company. The MS report on the Company’s consolidated financial statements for the years ended December 31, 2004 and December 31, 2005, the years for which MS provided auditing services, each included an explanatory paragraph indicating that the Company had experienced operating losses and net working capital deficiencies and accumulated deficits that raise substantial doubt about the Company’s ability to continue as a going concern. The MS reports on the Company’s consolidated financial statements as of and for the years ended December 31, 2004 and December 31, 2005 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the term of MS engagement and through March 15, 2007, there had been no disagreements with MS on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which, if not resolved to the satisfaction of MS, would have caused MS to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for the years ended December 31, 2004 and December 31, 2005.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Subsequent Events (continued)

During the last two completed fiscal years and the interim periods, neither the Company nor anyone on its behalf has consulted the Accountant regarding (i) either: the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements; as such, no written or oral advice was provided, and none was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was a subject of a disagreement or reportable event with MS, as there were none.

The Company provided MS with a copy of this disclosure on March 20, 2007, requesting MS to furnish the Company with a letter addressed to the Securities and Exchange Commission (the “SEC”) stating whether it agrees with the statements made by the Company. On March 27, 2007, MS wrote to the SEC that it agrees with the Company’s statements.

(B) As of December 31, 2006, Xechem had paid Alembic $1,000,000 of the principal amount due plus interest in the amount of $190,000 on the New Note. The Remaining Balance of the New Note ($2,000,000) plus interest and penalty in the combined amount of approximately $250,000 was due on or before December 31, 2006. According to the Termination of Agreements, if the Remaining Balance and interest is not paid on or before December 31, 2006, subject to written notice from Alembic and a right to cure within 10 days as set forth in the New Note, Xechem would be in breach of the Termination of Agreements and the New Note.

Xechem did not pay the amounts due Alembic on December 31, 2006. Xechem and Alembic extended the Maturity Date, pursuant to a Letter Agreement, dated January 4, 2007, to January 31, 2007. Pursuant to a second Letter Agreement, dated January 31, 2007, the parties agreed to extend the Maturity Date to February 24, 2007. As consideration for the second extension, Xechem agreed to pay to Alembic, in reduction of the indebtedness due under the Note, the sum of $100,000. Pursuant to a third Letter Agreement, dated as of February 24, 2007 (executed March 1, 2007), the parties agreed to extend the Maturity Date to March 31, 2007. As consideration for the third extension, Xechem paid Alembic, in reduction of the indebtedness due under the Note, the sum of $100,000 on March 1, 2007, which payment was a condition to the extension.

Furthermore, the parties agreed that if Xechem made a principal payment to Alembic in reduction of the Note of not less than $1,000,000, together with accrued interest, on or before March 31, 2007, then the Maturity Date will be extended for an additional six months. Payment was made on April 5, 2007.

(C) In the period January 1, 2007 through March 28, 2007, Xechem received loans totaling $100,000 from Ms. Chassman and $569,600 from eight unrelated parties. Notes are to be issued with terms of six months and a per annum interest rate of 8%.

(D) In the period January 1, 2007 through March 6, 2007, a holder of Xechem debt converted Xechem debt (in the for of principal and interest) in the aggregate amount of $162,600 ($116,900 of which is principal and $45,700 of which is interest) into 32,515,556 shares of Xechem’s common stock (exercised at the conversion rate of $0.005 per share) representing approximately 2% of Xechem’s then issued and outstanding stock.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Subsequent Events (continued)

(E) On April 4, 2007 the Company completed a private placement of $4,959,963 of Units pursuant to a securities purchase agreement (“Purchase Agreement”) with a number of investors (“Purchasers”). The Units are comprised of (i) 8% convertible debentures (“Debentures”) in an aggregate principal amount of $4,959,963; convertible into Common Stock of the Company at $0.0175 per share (representing 283,426,449 shares of common stock on an as converted basis, subject to possible adjustment as discussed below); and (ii) two warrants per Debenture, each providing a right to purchase 37.5% of the number of shares of Common Stock purchasable with the original principal amount of the Debentures (i.e. up to 75% of the Common Stock in the aggregate), at a price of $0.0225 per share (subject to possible adjustment as discussed below); the first warrant has a term ending March 31, 2009 and is not callable (the “Two Year Warrant”), and the second warrant has a term ending March 31, 2010 and is callable by the Company at a purchase price of $0.06 per share provided the volume weighted average price (“VWAP”) of the Company’s Common Stock exceeds $0.06 for 30 consecutive trading days (the “Three Year Warrant”—together with the Two Year Warrant, collectively, the “Warrants”). The Company has entered into a “Registration Rights Agreement,” pursuant to which it is obligated to file a registration statement to register the Common Stock of the Company underlying the Debentures and Warrants, which contains certain penalties if not timely filed. In connection with the transaction the principal officers and directors of the Company were required to lock up their shares of the Company for a period ending 6 months after the registration of the common stock underlying the Debentures and Warrants and in addition, the Company’s CEO pledged certain personal assets (his 25% beneficial ownership in the entity that owns the New Brunswick, NJ facility leased to the Company) to secure the Debentures. The Company agreed to grant to the advisor on the transaction an option to purchase 12% of the shares of Common Stock of the Company issuable upon the immediate conversion of the Debentures (i.e., 34,011,173 shares ) at a price of $0.001 per share, expiring March 31, 2009 for advising it in connection with the transaction. In addition, in the event of the exercise of any of the warrants issued as part of the offering, it is entitled to a 5% fee for the amount of the warrant exercise. The Company has also agreed to reimburse the Purchasers for interest at the rate of 8% per annum for the monies deposited by them in escrow pending the initial closing of the Purchase Agreement and to reimburse the advisor for $75,000 of its legal fees in connection with the transation (See Note 13E).

The Purchase Agreement contains certain limitations as to application of the proceeds of the offering and further limits the release of in excess of $1,500,000 to the payment of past due payables on the occurrence of one of the following “Release Conditions:” (i) the closing of the current Nexim Bank loan commitment to Xechem Pharmaceuticals Nigeria, Limited (“Xechem Nigeria”) for the funding of at least $325 million Naira (approximately $2.6 million US dollars); (ii) the closing of funding of at least $9,000,000 of the proposed $9,388,980 UPS Capital Loan to Xechem Nigeria, to be guaranteed by the Ex-Im Bank, which in turn is to be supported by guarantees of one half of such amount by each of Diamond Bank PLC and Bank PHB, PLC, which are local Nigerian banks; or (iii) the funding of at least $3,000,000 of equity financing by Xechem Nigeria.

The Company has affirmative obligations under the Purchase Agreement to: (i) timely file all required reports under the Securities Act of 1934; (ii) promptly deliver the shares of Common Stock purchased by the Purchasers pursuant to conversion of their Debentures or exercise of the Warrants and is subject to a penalty of $10 per $1000 of securities (with the value computed based on a volume weighted average pricing or “VWAP” formula) for each day that it is late with respect to effecting such deliveries, increasing to $20 per $1000 of securities should it fail to make such delivery commencing 5 trading days after failing to meet this obligation; (iii) indemnify the Purchasers against enumerated liabilities in the event of actions taken against them in certain instances; (iv) reserve at all times a sufficient amount of Common Stock to enable it to meet its obligations under the Purchase Agreement (it should be noted that the Company adopted a resolution to not issue in excess of 3,500,000,000 shares of its authorized Common Stock without the approval of shareholders as to such increase, and in the event the Company is unable to meet this obligation, it has an affirmative obligation to obtain shareholder approval promptly following the reaching of such level; (v) provide a 2 year preemptive right to purchase up to 15% of the securities issued by the Company’s Xechem Nigeria Pharmaceuticals, Limited (“Xechem Nigeria”) subsidiary in any public offering that may subsequently occur through such subsidiary; (vi) permits the Purchasers to nominate one member to the Company’s board of directors (and a second one in the event of the issuance of not less than $6,000,000 of Units), reasonably agreeable to the Company, with there to be a limit of 5 directors for the first year following the closing of the Purchase Agreement; and (vii) provides a 15 day right of first refusal to the Purchasers to participate in up to 100% of any subsequent common stock transaction of the Company not constituting an “Exempt Issuance” as defined in the Purchase Agreement, subject to possible waiver if agreed to by holders of at least 80% of the outstanding Debenture principal amount.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Subsequent Events (continued)

The Purchase Agreement contains a number of negative covenants for so long as the Debentures remain outstanding, which include a prohibition against: (i) the adoption of certain shareholder rights plans intended to prohibit or deter takeovers of the Company; (ii) the providing of material nonpublic information to the Purchasers or their counsel, absent execution by the applicable Purchaser(s) of a confidentiality agreement regarding such information; (iii) the issuance of additional capital stock of the Company (or securities convertible into the same) other than certain “Exempt Issuances” as detailed in the Purchase Agreement, for a period of 12 months from the initial closing of the Units issuance; (iv) entering into certain enumerated variable rate transactions where the pricing of the equity securities of the Company is subject to a variable formula; (v) uneven treatment with respect to the Purchasers; and (vi) the prohibition against a reverse or forward split of the Company’s stock for a year following the effectiveness of a registration statement registering the shares underlying the Units absent the consent of the holders of a majority of the Debentures.

Detailed information regarding the Company is enumerated in the body of the Agreement and its accompanying schedules, including representations and warranties associated with its current financial condition. Inaccuracy of any of the representations or warranties in a material manner would constitute an event of default that would provide the Purchasers the right to accelerate the indebtedness regarding the Company. These representations include: (i) an acknowledgment that the Company has significant past due payables, many of which will not be satisfied with respect to the proceeds of the financing; a total of $1,383,326 of liabilities was scheduled as of March 23, 2007, and a total of $8,420,936 of notes payable plus accrued interest of $642,368 was scheduled as of March 25, 2007, including the following primary lenders to the Company (principal amount only is summarized here): (a) independent third party individuals - $259,600; (b) related party loans - $1,313,439; (c) Dr. Pandey - $124,689; (d) Xechem China - $140,120; (e) Marjorie Chassman - $2,788,128; (f) Chassman/Brauser 2007 loans - $550,000; (g) Alembic - $2,000,000; (h) NEXIM Bank - $1,153,846; and UBA Loan - $91,115 (the latter two loans are to Xechem Nigeria); (ii) the issued and outstanding capital stock of Xechem Nigeria is presently 95,000,000 shares all issued to the Company, subject to the qualifications that (a) a claim has been made by a prior employee of the Company as to ownership in Xechem Nigeria, which the Company refutes (and for which there has been no further follow up since the claim was made over a year ago); and (b) the Company outlined that Xechem Nigeria is expected to issue up to 20,000,000 additional shares to certain persons and entities primarily in Nigeria with respect to services rendered and/or to be rendered or purchase by such service providers and/or their designees, provided that any issuances other than for services rendered and/or to be rendered will be subject to the participation right of the Purchasers with respect to any subsequent public offering of Xechem Nigeria stock set forth elsewhere in the Purchase Agreement; and (c) Xechem India is presently owned 66-2/3% by the Company and the remainder by Ramesh C. Pandey and family members; (c) the Company was required to provide a solvency representation and in doing so it provided that anticipated cash flow of the Company, together with the proceeds the Company would receive were it to liquidate all of its assets from the funding of the Debenture sale after taking into account all anticipated uses of the cash would be sufficient to pay all amounts on or in respect of its liabilities when such amounts are required to be paid, and further provided that it does not intend to incur debts beyond its ability to pay such debts as they mature (taking into account the timing and amounts of cash to be payable on or in respect of its debt and assuming the continued forbearance of obligations from existing creditors consistent with past practice and the assumed accelerated increase in sales from Xechem Nigeria and the forbearance of existing loans that will be coming due during the next year. (It should be noted that the aforesaid representations regarding solvency are subject to numerous assumptions that may or may not materialize or based upon future liquidation values as to which there is not certainty and therefore persons dealing with the Company should recognize the precarious financial condition in which the Company has been historically and as of the present time.) and (iv) the Company has provided representations as to its capitalization, which as of March 25, 2007 included 1,555,797,965 issued and outstanding shares of Common Stock, an additional 749,479,461 shares of Common Stock issuable pursuant to options, warrants, convertible notes and/or actual issuances or agreed upon issuances of shares (bringing aggregate Common Stock as adjusted to 2,305,277,426 shares) and an additional 576,310,000 shares issuable to Ramesh C. Pandey in connection with his 20% antidilution rights, bringing aggregate estimated diluted capitalization (before adjustments for accrued interest convertible to equity) to approximately 2,881,587,426 shares of Common Stock.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Subsequent Events (continued)

Debentures. The Debentures mature on March 31, 2009. They call for the payment of simple interest at the rate of 8% per annum, quarterly in arrears, calculated based upon a 360 day year and payable on the last day of May 31, 2007 and the last day of each third month thereafter through maturity. Interest is payable in cash unless otherwise agreed to between the Debenture holder and the Company. A late fee of 12% per annum is payable with respect to any late payments. Prepayment is not permitted without the consent of the Debenture holder.

The Debentures are convertible from time to time at the option of their holders at the “Conversion Price.” The “Conversion Price” is $0.0175 per share, subject to adjustment to account for: (i) forward and reverse splits and other extraordinary transactions; and (ii) a full ratchet clause which effectively lowers the purchase price to the lowest price at which there is any subsequent placement of the Company’s Common Stock (or securities exchangeable into or convertible into or exercisable into Common Stock) placed at a price below the lowest Conversion Price then in effect, with the exception of certain detailed “Exempt Issuances,” which include issuances pursuant to any existing rights to acquire Common Stock currently in place. A similar Conversion Price adjustment applies to the extent of the value of any rights offerings made by the Company entitling stockholders to subscribe for securities at a price below the Conversion Price for the Debentures. In addition, the Debentures have protective provisions which effectively call for the issuance of additional securities to the holders as if they were shareholders in connection with any subsequent distributions of cash or securities to the holders of the Common Stock. The Company has an affirmative obligation to notify the Debenture holders of events that cause an adjustment in the conversion price for the Debentures.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Subsequent Events (continued)

There is a limitation of conversions of Debenture principal or interest resulting in a holder owning greater than 4.99% of the Company’s Common Stock absent the prior consent of the holder. As noted above with respect to share transfers, there is a liquidated damages obligation of the Company of $10 per trading day per $1,000 of Common Stock (increasing to $20 per trading day per $1,000 of Common Stock) after 7 trading days, to the extent that the Company fails to timely provide to the Purchasers the stock certificates to which they are entitled upon conversion of Debenture indebtedness to Common Stock.

The Debentures contain a “Buy-In” liability to the Company in addition, should it fail to timely deliver certificates following delivery of a conversion notice, which effectively holds the Company liable for the loss the holder would incur in the event it sold any of the shares relating to a conversion notice and then was forced to buy the underlying shares to effect the trade due to the Company’s failure to timely deliver the certificate.

The Debentures also provide that in the event of a “Fundamental Transaction,” absent the successor in interest to the Company requiring that the Debenture holders receive cash for the satisfaction of the Debenture obligation, then the Debenture holders shall be entitled to comparable rights with respect to the securities of the successor entity arising from the Fundamental Transaction. “Fundamental Transactions” include: (i) mergers or consolidations of the Company with or into another entity; (ii) sale by the Company of all or substantially all of its assets; (iii) certain tender offers or exchange offers whereby the Company’s stockholders can exchange their shares for other securities, cash or property; and (iv) certain reclassifications of the Company’s Common Stock or compulsory share exchanges effectively converting the Company’s securities into those of another entity.

The Debentures contain certain negative covenants, which include: (i) amendments to the Company’s charter or bylaws in a manner that would adversely impact the Debenture holders; (ii) repurchases of stock of the Company with the exception of certain limited repurchases of stock owned by former employees; and (iii) payment of cash dividends or other distributions with respect to the Company’s securities.

The Debentures provide that the holders can accelerate the indebtedness evidenced by the Debentures in the event of the occurrence of an “Event of Default” and failure to cure within the applicable cure period (not to exceed 5 days) if any; “Events of Default” include the breach by the Company of any of the obligations of the Company pursuant to the Debentures or any of the other transaction documents (i.e., the Purchase Agreement or the associated agreements in connection therewith), any representation or warranty being untrue or incorrect at the time made in any material respect; certain insolvency events with respect to the Company or material subsidiaries, or defaults with respect to obligations which remain uncured for up to 45 days, cessation of listing of the Company’s

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Subsequent Events (continued)

Common Stock for 5 consecutive trading days, a Change of Control transaction (including changes of beneficial ownership of the Company in excess of 50% or transfers of at least 33% of the Company’s assets), failure to effect the effectiveness of the registration statement within 210 days of the closing or failure to maintain its effectiveness for 30 consecutive days (subject to certain limited extensions) , and failure to timely deliver stock certificates.

Warrants. The Purchase Agreement calls for the issuance of two Warrants per Unit of investment, with each Warrant comprising the right to purchase up to 37.5% of the shares issuable per the Debenture (2,142,857 shares of Common Stock for each $100,000 of investment per Warrant, or 4,285,714 shares for both Warrants associated with a $100,000 investment) at an exercise price of $0.0225 per share (subject to adjustment as discussed below). The Two Year Warrant has a term of approximately two years, expiring March 31, 2009 and is not callable by the Company. The Three Year Warrant has a term of approximately three years, expiring March 31, 2010, and is callable in the event that the VWAP of the Company’s Common Stock for 30 consecutive trading days (following the declaration of effectiveness of a registration statement for the underlying Common Stock) exceeds $0.06 per share (subject to adjustment for splits and other extraordinary transactions) and provided that: (i) the holder is not in possession of material nonpublic information; (ii) the Company has honored all prior notices of exercise under the Warrant; (iii) the registration statement is effective for the duration of the exercise period following the delivery of the call notice; the Common Stock continues to be listed on a trading market (which can include trading on the OTC Bulletin Board or in the Pink Sheets); (iv) there continues to be sufficient reserved shares of Common Stock underlying the Units; and (v) after exercise of the Warrant the holder would not hold in excess of 4.99% of the Company’s outstanding capital stock. In such event, the Company shall have the right to call initially 50% of the remaining shares underlying the Warrant for nominal consideration provided the call notice is delivered within 2 trading days of such 30 day period, and in such event the holder will have a 20 trading days following the receipt of the notice to exercise the Warrant before the right to purchase the called shares shall be cancelled. In the event the call is effectively exercised, then the remaining shares underlying the Three Year Warrant will be subject to a second call right provided the VWAP for the Common Stock thereafter meets the 30 trading day threshold for another 30 consecutive trading days and the other conditions to the call are also met (as enumerated above) for the subsequent period following the delivery of the call notice.

Exercise of the Warrants is for cash only, provided however, if by the first anniversary following their date of issuance an effective registration statement is not in place for the underlying shares, then the holders shall have a right to exercise the Warrants on a cashless basis. Upon exercise of a Warrant, the Company has an obligation to promptly deliver the underlying shares and is subject to a liquidated damages clauses comparable to those applicable to the Debentures, for: (i) failure to timely deliver the certificates for the purchased Common Stock as a result of exercise of the Warrants; or (ii) losses incurred by the Warrant holder as a result of having to effect a Buy-In of Common Stock to cover any sale of the shares corresponding to the Warrant exercise, where the Company failed to timely delivery to the holder the shares of Common Stock related to the Warrant exercise.

The $0.0225 per share exercise price for the Warrants is subject to adjustment for stock splits and other extraordinary corporate events. In addition, the Warrants contain a full ratchet adjustment mechanism for the applicable purchase price comparable to the full ratchet adjustment mechanism applicable to the exercise price for the conversion of Debenture indebtedness into equity of the Company, as well as a conversion modification to account for distributions of cash , securities or other property to stockholders of the Company. The Company has an affirmative obligation to notify the Warrant holders of adjustments to the exercise price of the Warrants.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Subsequent Events (continued)

As with the Debentures, there is a limitation on the amount of Common Stock issuable to a Warrant holder to 4.99% of the outstanding Common Stock of the Company, absent waiver by the holder of that limitation. In addition, the Warrants call for similar rights in the event of Fundamental Transactions, provided that it the Fundamental Transaction is any of (i) an all cash transaction; (ii) a going private transaction under Rule 13e-3 of the Securities Exchange Act of 1934; or (iii) involving securities of a company whose shares are not traded on a national securities exchange, then at the Company’s option in lieu of a carryover of the Warrants to the successor entity, the holder shall be entitled to a the cash value of the Warrants keyed to a Black Scholes valuation.

Registration Rights Agreement.

The Company has agreed that it shall register 130% of the shares of Common Stock underlying the Units (“Registrable Securities”) promptly following the closing of the offering pursuant to the Purchase Agreement (“Closing Date”) . It is obligated to: (i) file a registration statement pursuant to the Securities Act of 1933 within 60 days following the Closing Date; (ii) respond to SEC comments and file pre-effective amendments within 10 days following receipt; and (iii) and cause it to be declared effective no later than 150 days following the Closing Date; (iv) telephonically request the declaration of effectiveness of the registration statement at 5:00 p.m. New York time on a trading day; (v) immediately notify the holders of Units of the declaration of effectiveness of the registration statement on the same day that it confirms such effectiveness with the SEC; (vi) file a prospectus with the SEC, as required by Rule 424 within one day of the declaration of effectiveness; and (vii) following the declaration of effectiveness of the registration statement, the Company is obligated to maintain the effectiveness of the Registration Statement for 10 consecutive calendar days or 15 calendar days during any 12 month. Failure to meet any of the foregoing obligations constitutes and “Event,” which subjects the Company to penalties of 2% for each month in which it occurs and on each monthly anniversary thereof, of a liquidated damages obligation equal to 2% of the original principal amount of the Debenture of the holder, subject to an aggregate cap of 15% of the original principal amount of the Debenture, payable in cash unless otherwise agreeable to the Company and the Debenture holder

The Company has an obligation during the registration process to provide to each Debenture holder no less than 5 trading days prior to the filing of each registration statement and no less than one trading day prior to the filing of any related prospectus or amendment or supplement thereto, with a copy of the proposed filing, and shall have an obligation to address any reasonable objections provided by holders of a majority of the Registrable Securities. A mechanism has been provided in the Registration Rights Agreement to provide these copies to Basu Capital on behalf of the investors. The Company has an obligation to provide questionnaires to the holders relative to the information to be included in the registration statement regarding them, to be timely completed by the holders.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Subsequent Events (continued)

The Company has an obligation to: (i) file the necessary post effective amendments to the registration statement and prospectus to be used by the holders of the Registrable Securities to keep the registration statement continuously effective until all the Registrable Securities are eligible for resale pursuant to Rule 144(k); (ii) file all required supplements; (iii) respond promptly to comments received from the Commission and provide copies of all applicable correspondence to the holders of the Registrable Securities; and (iv) comply in all material respects with the requirements of the Securities Act of 1933 for the legal methods of disposition by the holders of the Registrable Securities.

There is an obligation to file a new registration statement at such point in time as the amount of Registrable Securities exceeds the amount of securities then registered. There are obligations to notify the holders of Registrable Securities of the occurrence of numerous events which in certain events will include the need to suspend trading on the occurrence of certain events, including: (i) (A) when a prospectus or prospectus supplement is proposed to be filed; (B) when the SEC advises that a review will be effected or when comments are received; and (C) on the effectiveness of a registration statement or post effective amendment thereto; (ii) of any request by the SEC or other applicable government authority for amendments or supplements to the foregoing; (iii) the issuance of stop orders or similar proceedings; (iv) the receipt of notifications of suspension of permission for sale of securities; (v) the occurrence of an event or the passage of time where action must be taken to amend the registration statement to ensure that it does not misstate any material facts or omit to state any material facts; and (vi) the occurrence of material events regarding the Company under certain circumstances which the Company believes may not be in the Company’s best interest to continue the availability of the registration statement, provided that such information must be maintained on a confidential basis until publicly disclosed.

The Registration Rights Agreement contains detailed delivery requirements to the holders of the Registrable Securities as well as the obligation to meet applicable NASD and state blue sky requirements. The Company is obligated to cover all of the costs of registration of the Registrable Securities and to provide detailed indemnification to the holders of the Registrable Securities for loss, liability and legal expenses associated with the same. Piggyback registration rights also apply to any Registrable Securities that for whatever reason are not registered, except with respect to subsequent Form S-4 and Form S-8 registration statements.

Pandey Pledge Agreement. In order to induce the Purchasers to purchase the Units, Dr. Ramesh Pandey, the CEO of the Company, agreed to pledge to the Unit holders, effective as of the date that the indebtedness of the Company to Alembic, Limited is satisfied, 100% of the beneficial ownership in PRC Holdings, LLC and PCR Holding Company, Inc. (collectively, the “Pledged Interests”), which hold, collectively, 25% of the beneficial ownership in Vineyard Productions, LLC (“Vineyard”). Vineyard is the entity that owns the office building complex in which the Company’s offices and laboratory are located. Dr. Pandey shall be entitled to a release of the Pledged Interests at such time, if any, as the Company either pays off the Debentures, or posts cash collateral (or the substantial equivalent thereof) of $1,500,000 to the holders of the Debentures. The Company has agreed to indemnify Dr. Pandey for any loss he may incur in the event he loses any of the Pledged Interests to the Debenture holders as well as to compensate him or a charity of his designation, in consideration for providing this collateral. The Pledge Agreement also provides to Dr. Pandey the right to pledge the Pledged Interests to secure the remaining obligations of the Company to Alembic, Limited.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Subsequent Events (continued)

Chassman Pledge Agreement. The Purchasers required a pledge of additional collateral to consummate the Purchase Agreement from Marjorie Chassman, the wife of David Blech. She agreed to pledge to the Purchasers the following promissory notes which are convertible into Common Stock of the Company at the prices set forth below, to be released upon the occurrence of one of the Release Conditions (enumerated above) prior to an event of default with respect to the Debentures: (i) $30,000 principal amount dated April 5, 2006, convertible at $0.005 per share;

(ii) $200,000 principal amount dated June 5, 2006, convertible at $0.01 per share; and $1,025,000 dated June 20, 2006, convertible at $0.015 per share. In order to induce Ms. Chassman to pledge the foregoing notes, the Company agreed to lower the conversion price from $0.03 per share to $0.0175 per share with respect to another promissory note that she holds in the original principal amount of $500,000.

Intercreditor Agreement. The holders of the Debentures have entered into an intercreditor agreement amongst themselves so as to equitably allocate any of the Pledged Interests or proceeds there from in the event that such collateral is foreclosed upon to satisfy any of the Debenture indebtedness.

(F) On April 3, 2007 Xechem Nigeria closed on its 500,000,000 Naira loan with the Nigerian Export Import Bank (“Nexim”), which represented a consolidation of the existing 150,000,000 Naira loan of Xechem Nigeria with an increase in the loan by an additional 350,000,000 Naira (approximately $2,600,000 US dollars of additional funding). The loan is for a five year duration, inclusive of one year’s moratorium of debt service, but subject to biannual payments of interest during the moratorium period. Interest accrues on the loan at the rate of 16% per annum. Principal thereafter is due in 8 equal semiannual payments, with the first payment due on the first anniversary of the closing of the loan. A special condition to the loan was the reservation by Nexim of the right to amend, alter, cancel or waive the conditions of the facility should it determine that circumstances warrant such a change.

On closing of the loan a facility fee of 0.5% was charged as against the increased amount of funding with respect to the loan. Additional fees with respect to the loan include a 0.5% annual management fee (based on outstanding principal amount) due on each anniversary of the loan, a 100,000 Naira annual monitoring fee payable on each anniversary of the loan and the obligation to reimburse Nexim for its legal fees. The loan is secured by a debenture trust deed on the assets of Xechem Nigeria and the personal guarantee delivered by Dr. Pandey. The loan contains customary affirmative and negative covenants, which include: (i) prohibitions against the granting of additional liens against the collateral or disposal of assets without Nexim’s consent; (ii) compliance with applicable laws and regulations; (iii) prohibition on the declaration of dividends unless the face value of due and payable obligations under the facility for the year in question have been paid; (iv) provide regular quarterly unaudited and annual audited financial statements; (v) provide proof of adequate insurance; and (vi) throughout the life of the facility Nexim has reserved the right to appoint a director to the board of directors of Xechem Nigeria.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

On March 15, 2007, Xechem International, Inc. (the “Company”), engaged Bernstein & Pinchuk, LLP, certified public accountants (the “Accountant”) to serve as its independent auditor. The Accountant replaces Moore Stephens, P.C., certified public accountants (“MS”).

On March 15, 2007, the Company provided notice to MS, its independent registered public accounting firm, that the Company was dismissing MS, with the recommendation and approval of the Audit Committee of the Company. The MS report on the Company’s consolidated financial statements for the years ended December 31, 2004 and December 31, 2005, the years for which MS provided auditing services, each included an explanatory paragraph indicating that the Company had experienced operating losses and net working capital deficiencies and accumulated deficits that raised substantial doubt about the Company’s ability to continue as a going concern. The MS reports on the Company’s consolidated financial statements as of and for the years ended December 31, 2004 and December 31, 2005 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the term of MS engagement and through March 15, 2007, there had been no disagreements with MS on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which, if not resolved to the satisfaction of MS, would have caused MS to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for the years ended December 31, 2004 and December 31, 2005.

During the last two completed fiscal years and the interim periods, neither the Company nor anyone on its behalf has consulted the Accountant regarding (i) either: the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements; as such, no written or oral advice was provided, and none was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was a subject of a disagreement or reportable event with MS, as there were none.

The Company provided MS with a copy of this disclosure on March 20, 2007, requesting MS to furnish the Company with a letter addressed to the Securities and Exchange Commission (the “SEC”) stating whether it agrees with the statements made by the Company. On March 27, 2007, MS wrote to the SEC that it agrees with the Company’s statements.

Item 8A. Controls and Procedures

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

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the control systems’ objectives will be met. Further, the design of a control system must reflect the fact that there are resources constraints, and the level of controls must be considered relative to their costs. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud within our company have been detected. These inherent limitations include the realties that judgments and decision making can be faulty and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls Over Financial Reporting

No changes in our internal controls over financial reporting have come to management’s attention during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Review and evaluation of disclosure controls and procedures is an ongoing process that we will continue to refine as we perform quarterly evaluations.

Item 8B. Other Information

None.

Part III

Item 9.	Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act.

The composition and biographies of our directors and officers (including nominees for appointment) are as follows:

NAME	AGE	POSITION WITH XECHEM

Dr. Ramesh C. Pandey (1)(4)	68	Chief Executive Officer, Chairman of the Board, Secretary and Treasurer

Stephen F. Burg (1)(2)(3)(4)	69	Director and Assistant Secretary

Adesoji Adelaja, Ph.D.(1)(2)(3)(4)	54	Director

Col. (Rtd.) Bhuwan C. Pandey	65	Vice President - International Operations

Howard Becker	47	Vice President of Operations

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

COL. BHUWAN C. PANDEY, is our vice president of international operations. He joined our subsidiary, Xechem India Pvt. Ltd., in 1993 as the managing director and member of the board of directors. Col. Pandey joined Xechem Pharmaceuticals Nigeria Ltd. on its inception in 2002 where he served as general manager. He is also a non-voting member of the board of directors of Xechem Pharmaceuticals Nigeria ltd. and Xechem India Pvt. Ltd. A graduate from India Military Academy, he has a distinguished career in the Armed Forces of sovereign Republic of India. He served with the coveted regiment of Gorkhas, was awarded the PURPLE HEART and was recognized by the President of India and awarded the Army Medal (Sena Medal) for valour and selfless devotion to duty beyond the call and nature of service. Col. Pandey is the brother of Dr. Pandey, the company’s Chairman and CEO.

HOWARD BECKER, was appointed Vice President of Operations in September 2006. For approximately one year prior to his appointment, he served as a consultant to the Company. Before joining Xechem, Mr. Becker served as a business consultant to a variety of companies through his private consulting firm. Mr. Becker is also a licensed attorney and practiced law for eighteen years in New York City, specializing in business reorganizations and corporate restructuring, including ten years at Kaye, Scholer, Fierman, Hays & Handler, LLP. He was also associated with Skadden, Arps, Slate, Meagher & Flom, LLP and Milbank, Tweed, Hadley & McCloy, LLP. Mr. Becker resigned from this position in November 2006.

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

Item 10. Executive Compensation

Compensation of Directors

Non-management directors are compensated $500 per day for attendance at each board meeting. There were 3 meetings in 2006 and $1,500 was paid to each director. In addition, Mr. Burg received consulting fees during 2006 in the amount of $13,600 for general business consulting

Compensation of Officers

Dr. Pandey was employed pursuant to an employment agreement dated February 1994, which expired on its tenth anniversary. The board of directors approved an increase in his base salary to $250,000 per annum, effective December 2, 2003. On February 18, 2004, the board of directors voted to increase Dr. Pandey’s compensation to $350,000 per annum, effective March 1, 2004. A renewed employment agreement has not yet been negotiated or finalized. It is anticipated that the employment agreement will provide for substantial benefits to Dr. Pandey, including one or more of the following: (i) increased salary on attainment of $1,500,000 of sales per month to a base salary of $500,000; (ii) severance compensation if terminated without cause; (iii) issuance on an evergreen basis of nominally priced stock options designed to retain a 20% equity interest in Xechem, as well as, additional Class C Series 6 Voting Preferred Stock, or an equivalent stock, so that he may maintain a corresponding voting interest in Xechem; (iv) a minority position in the equity of Xechem Nigeria; (v) a royalty payment for sales of product by us and our subsidiaries, including Xechem Nigeria; and (vi) issuance of a minority ownership interest in Xechem India, which presently has no independent operations other than providing raw materials, personnel and facilities to us. The employment agreement is subject to negotiation, documentation and board approval. Dr. Pandey was also entitled to acquire voting stock equal to 20% of the outstanding voting stock issued through December 2003, and we have continued this practice since such date. We also issued 3,587 and 5,566 additional shares to bring his ownership percentage of voting stock to 20% in the years ended December 2005 and 2004, respectively. We issued 28,003 shares in 2006, bringing his Class C, Series 6 Preferred stock total to 38,079 or 380,079,000 voting share equivalents.

Col. Pandey will receive an annual salary of $250,000, an option to purchase 20,000,000 shares of the company’s common stock at $0.026 per share and customary vacation, severance, health and other benefits.

2006 SUMMARY COMPENSATION TABLE

Name and Principal Position	Salary ($)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($) (5)	Total ($)

Dr. Ramesh Pandey (2) Chairman & CEO	284,374	0	(1)	0	(1)	17,008	301,282

Col. Bhuwan Pandey (3) VP - International Operations	182,798	0		520,000		625	703,333

Howard Becker (4) VP - Operations	155,000	0		260,000		19,667	434,667

(1) Dr. Pandey has negotiated with the Board, but not yet codified in 2006 an understanding that effective from the issuance of his first shares of Class C Series 6 Preferred Stock (October 1, 2001), in addition to the shares of Preferred Stock, he shall have an option to purchase up to twenty percent (20%) of the outstanding Common Stock of the Company from time to time after giving effect to the exercise of the option, for so long as he remains in the employment of the Company, for nominal consideration, or such greater purchase price as he shall designate at the time of execution of a definitive binding agreement. For the period of 2006, this would equate to 280,790,000 shares of Common Stock, and for the period from October 1, 2001 through December 31, 2006, this would represent the right to purchase cumulatively 380,790,000 shares of Common Stock. In addition, he has been issued 28,079 shares of Class C Series 6 Preferred Stock in 2006 and cumulatively, an aggregate of 38,079 shares of Class C Series 6 Preferred Stock through December 31, 2006, which shares carry nominal economic value, but vote together with Common Stock based upon 10,000 votes per share of Class C Series 6 Preferred Stock.

(2) Dr. Pandey deferred $65,625 in salary in 2006.

(3) Col. Pandey deferred $46,875 in salary in 2006.

(4) Howard Becker was hired on March 1, 2006 and terminated his employment on November 30, 2006. He deferred $45,000 in salary in 2006.

(5)
(i)	Dr. Pandey, the amount reported includes $13,800 for a leased automobile and $3,208 for the Company matching contributions in the Xechem 401(K) Plan.

(ii)	For Col. Pandey, the amount reported of $625 is the Company matching contributions in the Xechem 401(K) Plan.

(iii)	For Mr. Becker, the amount reported of $19,667 is for consulting fees prior to joining Xechem as an employee.

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares Or other Rights That Have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares Or Other Rights That Have not Vested (#)
	Option Awards						Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Dr. Ramesh Pandey (1)	500	—		1.50	7/11/2010	—	—	—	—

Col. Bhuwan Pandey	1,666	—		1.50	10/18/2012	—	—	—	—
	333,333	166,667		.07	3/18/2014	—	—	—	—
	15,000,000	—		.03	5/04/2014	—	—	—	—
	20,000,000	—		.076	4/16/2016	—	—	—	—

Howard Becker (2)	7,000,000	3,000,000		.026	3/01/2016	—	—	—	—

(1) Dr. Pandey has negotiated with the Board, but not yet codified in 2006 an understanding that effective from the issuance of his first shares of Class C Series 6 Preferred Stock (October 1, 2001), in addition to the shares of Preferred Stock, he shall have an option to purchase up to twenty percent (20%) of the outstanding Common Stock of the Company from time to time after giving effect to the exercise of the option, for so long as he remains in the employment of the Company, for nominal consideration, or such greater purchase price as he shall designate at the time of execution of a definitive binding agreement. For the period of 2006, this would equate to 280,790,000 shares of Common Stock, and for the period from October 1, 2001 through December 31, 2006, this would represent the right to purchase cumulatively 380,790,000 shares of Common Stock. In addition, he has been issued 28,079 shares of Class C Series 6 Preferred Stock in 2006 and cumulatively, an aggregate of 38,079 shares of Class C Series 6 Preferred Stock through December 31, 2006, which shares carry nominal economic value, but vote together with Common Stock based upon 10,000 votes per share of Class C Series 6 Preferred Stock.

(2) Howard Becker was hired on March 1, 2006 and terminated his employment on November 30, 2006.

2006 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)

Dr. Ramesh C. Pandey (1)	0	0	0	0

Col. Bhuwan Pandey	0	0	20,000,000	520,000

Howard Becker	0	0	7,000,000	182,000

(1) Dr. Pandey has negotiated with the Board, but not yet codified in 2006 an understanding that effective from the issuance of his first shares of Class C Series 6 Preferred Stock (October 1, 2001), in addition to the shares of Preferred Stock, he shall have an option to purchase up to twenty percent (20%) of the outstanding Common Stock of the Company from time to time after giving effect to the exercise of the option, for so long as he remains in the employment of the Company, for nominal consideration, or such greater purchase price as he shall designate at the time of execution of a definitive binding agreement. For the period of 2006, this would equate to 280,790,000 shares of Common Stock, and for the period from October 1, 2001 through December 31, 2006, this would represent the right to purchase cumulatively 380,790,000 shares of Common Stock. In addition, he has been issued 28,079 shares of Class C Series 6 Preferred Stock in 2006 and cumulatively, an aggregate of 38,079 shares of Class C Series 6 Preferred Stock through December 31, 2006, which shares carry nominal economic value, but vote together with Common Stock based upon 10,000 votes per share of Class C Series 6 Preferred Stock.

2006 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Stephen F. Burg	1,500	0	0	0	0	13,600	15,100

Adesoji Adelaja	1,500	0	0	0	0	0	1,500

2006 POTENTIAL PAYMENTS UPON TERMINATION
OR CHANGE-IN-CONTROL

Name	Executive Benefits and Payments upon Termination	Death or Total Disability (1)	For-Cause by Company or Voluntarily by Executive (2)	Without Cause by Company (3)	Change in Control (4)	By Executive for Good Reason (other than Change in Control) (5)

Does Not Apply to 2006

2006 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All other Stock Awards: Number of Shares of Stock (#)	All Other Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)

Does Not Apply to 2006

2006 NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in 2006 ($)	Company Contributions in 2006 ($)	Aggregate Earnings in 2006 ($)	Aggregate Withdrawals / Distirbitions ($)	Aggregate Balance on December 31, 2006

Does Not Apply to 2006

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

In October 2006 at the Annual Meeting, shareholders approved the 2006 Stock Award Plan (“2006 Plan”). The number of Shares with respect to which Options, Restricted Shares and other Stock-Based Awards may be granted under the Plan shall not exceed one hundred fifty million (150,000,000). The Plan shall terminate on the tenth anniversary of the Effective Date, unless previously terminated. All Awards granted prior to termination of the Plan shall continue in full force and effect following the termination of the Plan, subject to the terms and conditions upon which they were granted. In 2006 and cumulatively, 30,000,000 and 64,500,000, respectively, options have been granted.

Item 11. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information regarding the beneficial ownership of our common stock and total voting stock (including the Class A and Class C Preferred Stock) as of April 1, 2007 by: (i) each stockholder known by us to beneficially own in excess of 5% of the outstanding shares of common stock or Class A Preferred stock; (ii) each director; and (iii) all directors and officers as a group. As of April 1, 2007, we had 1,552,467,965 shares of common stock issued and outstanding, 2,500 Class A Preferred shares issued and outstanding, 38,079 shares of the Class C Series 6 Voting Preferred stock issued and outstanding and 666 shares of Class C Series 7 Voting Preferred stock issued and outstanding. Dr. Pandey, our CEO, CFO and Chairman of the Board owns all of the Class C Series 6 Voting Preferred stock. Except as otherwise indicated in the notes, the persons named below hold sole voting and disposition power with respect to the shares.

	Common Stock			Class A Preferred Stock			Class C, Series 6 Voting Preferred Stock			All Voting Stock
Name and Address	Number of Shares		Percent of Class	Number of Shares		Percent of Class	Number of Shares		Percent of Class	Percent of Voting Shares
Ramesh C. Pandey, Ph.D (1)	20,640	(2)	0%	2,500	(3)	100%	38,079	(4)	100%	19.08%
Stephen F. Burg (5)	15,002,673	(6)	0.93%	—		—	—		—	0.75%
Adesoji Adelaja, Ph.D. (7)	10,017,390	(8)	0.62%	—		—	—		—	0.50%
Col. Bhuwan Pandey (9)	38,020,541	(10)	2.35%	—		—	—		—	1.90%

All Directors and Executive Officers as a Group (4 Persons)	63,061,244		3.90%	2,500		100%	38,079		100%	22.23%

(1) Dr. Pandey’s business address is 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901.

(2) Includes 500 shares that are presently exercisable options, at $1.50 per share.

(3) Each Class A Preferred Stock share is entitled to 0.3333 votes. Therefore, Dr. Pandey’s 2,500 shares of Class A Preferred Stock equal approximately 833 votes. Dr. Pandey owns all of the issued and outstanding shares of Class A Preferred Stock.

(4) Each Class C, Series 6 Voting Preferred Stock share is entitled to 10,000 votes. Therefore, Dr. Pandey’s shares of Class C, Series 6 Voting Preferred Stock equal 100,000,000 votes or a 20% voting interest in the Xechem. Dr. Pandey owns all of the issued shares of Class C, Series 6 Voting Preferred Stock. We are obligated to issue him additional shares of Class C, Series 6 Voting Preferred Stock in such amounts and at such times so that he may maintain his 20% voting interest.

(5) Mr. Stephen Burg’s business address is 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901.

(6) Includes options to purchase 5,000,000 and 10,000,000 shares of common stock granted to Mr. Burg, as a director, in 2004, which are exercisable at $0.0025 and $0.023 per share, respectively. In 2007, Mr. Burg was granted 5,000,000 shares at $0.023 per share for past services.

(7) Dr. Adelaja’s business address is 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901.

(8) Includes options to purchase 5,000,000 and 10,000,000 shares of common stock granted to Dr. Adelaja, as a director, in 2004 and 2007, which are exercisable at $0.0025 and $0.023 per share, respectively.

(9) Col. Pandey’s business address is 100 Jersey Avenue, Building B, Suite 310, New Brunswick, New Jersey 08901.

(10) Col. Pandey holds options to purchase 15,000,000, 500,000 and 20,000,000 shares of our common stock at $0.03, $0.07 and $0.026 per share, respectively. He also has warrants to purchase 5,000,000 shares at $0.15 per share.

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

We entered into a new five-year lease, which commenced on July 1, 2002. Rent expense amounted to approximately $185,000 and $177,000 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, we owed rental payments to the lessor totaling approximately $198,000 and a security deposit of $26,000. As of December 31, 2006, $15,000 was still due to the landlord for failure to perform certain obligations under the agreement. As of December 31, 2006, $104,000 remains due and payable to landlord and is included in accounts payable.

We owe Dr. Pandey, Chairman of the Board, CEO and CFO $804,000 as of December 31, 2006. Dr. Pandey loaned us $125,000 in the aggregate, which amounts were loaned at various times and in various amounts over the course of the last seven years. The Pandey loan bears interest at 8% per annum. The Pandey loan has accrued interest of $230,000 as of December 31, 2006. We also owe Dr. Pandey accrued salary of $450,000 as of December 31, 2006.

We owe three notes payable to Dr. Renuka Misra, director of our Natural Products division for $298,000, $150,000 and $150,000 dated August 23, 2005, May 1, 2005 and November 2, 2006, respectively. The notes bear interest at the rate of 12% - 15% and are six months to one year notes. New terms are being negotiated for past due notes.

We received a loan from Beverly Robbins, a sales and marketing representative totaling $190,000 and $200,000 dated April 1, 2005 and July 5, 2005, respectively. The notes bear interest at the rate of 10% and are one year notes. New terms are being negotiated for past due notes.

In 2003, we received convertible notes in the amount of $48,000 from members of Dr. Pandey’s family. In 2005, three new notes in the amount of $85,000 were issued to the Pandey Family. In 2005, the notes were restructured to provide for 10%-12% interest, and one year due dates. All noteholders were granted options, in the aggregate to purchase 6,760,000 shares of common stock at $0.01-$0.0135 per share. In 2006, the company received an additional $167,000 from members of Dr. Pandey’s family. These notes bear interest rate of 8% - 12% and due dates are from six months to one year. These lenders were granted options in the aggregate to purchase 14,738,519 shares of common stock at $.0103 - $.021 per share. In addition, certain noteholders were issued 360,000 shares of our common stock. Noteholders may convert principal and accrued interest to shares of common stock at the option price. New terms are being negotiated for past due notes.

Interest expense for related parties totaled approximately $132,000 and $95,000 for the years ended December 31, 2006 and 2005, respectively.

On March 1, 2006, the board of directors issued Howard Becker a ten year option to purchase 10,000,000 shares of our common stock at $0.026 per share.

On April 16, 2006, the board of directors issued to Col. B. Pandey a ten year option to purchase 20,000,000 shares of common stock at $0.026 per share.

On December 2, 2003, the board of directors voted to make Mr. Pursley the president and chief operating officer of Xechem. The board further agreed to enter into a two year employment agreement with Mr. Pursley, effective December 1, 2003, whereby he would receive an annual base salary of $330,000 with a discretionary bonus in addition to an option package exercisable at $0.0025 per share to provide him with 20% fully diluted ownership of Xechem based upon current outstanding stock. On March 31, 2004, we entered into an agreement with CepTor Corporation and William Pursley, in which Mr. Pursley agreed to resign as the president and chief operating officer of Xechem and act as the chief executive officer of CepTor Corporation for a two year term, subject to automatic renewal. As part of his compensation package, the board of directors amended Mr. Pursley’s original option package to eliminate his 20% option and replace it with a five year option to purchase 43,000,000, shares of Xechem common stock exercisable at $0.0025 per share. In 2005, Mr. Pursley surrendered his option.

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

On March 18, 2004, the board of directors granted Adesoji Adelaja, a director of ours, a five year option to purchase 5,000,000 shares of common stock at $0.0025 per share.

On June 2, 2004, the board of directors issued a five year warrant to Anil Bhansali, and his designees, to purchase up to 5,000,000 shares of our common stock at $0.15 per share.

On June 2, 2004, the board of directors issued Bhuwan Pandey a five year warrant to purchase up to 5,000,000 shares of our common stock at $0.15 per share, vesting 2,500,000 shares on the launch of NICOSAN™ in Nigeria and 2,500,000 shares on the first anniversary of the launch date, provided he is employed by us or has been discharged by us without cause.

We have agreed to provide to Dr. Pandey the amount of voting stock necessary for him to maintain 20% of the outstanding voting stock of our company. On December 31, 2005, we issued Dr. Pandey 28,003 shares of Class C, Series 6 Voting Preferred Stock, so that he may maintain his 20% voting interest. The shares were issued to Dr. Pandey at par value. Each share of Class C, Series 6 Voting Preferred Stock is equivalent to 10,000 shares of voting stock, but has no economic rights other than to be redeemed at par or to participate pro rata with common stock. He now owns 38,079 shares of Class C, Series 6 Voting Preferred Stock. In April 2005, Dr. Pandey transferred 100% of the ownership interest of Xechem Nigeria, which he held as nominee for the benefit of Xechem International, Inc. to Xechem International, Inc.

Item 13. Exhibits

EXHIBIT NO.

2.1	Agreement and Plan of Merger by and among Xechem International, Inc., CepTor Acquisition, Inc. and CepTor Corporation, dated as of December 23, 2003(1)

2.2	Agreement of Merger and Plan or Reorganization, by and among Medallion Crest Management, Inc., a Florida corporation, CepTor Corporation and CepTor Acquisition Corp., dated December 8, 2004(2)

3(i).1
Certificate of Incorporation, dated February 9, 1994; Certificate of Correction to Certificate of Incorporation, dated February 16, 1994; Certificate of Amendment to the Certificate of Incorporation, dated May 26, 1995; Certificate of Amendment to Certificate of Incorporation, dated January 15, 1997; Certificate of Correction of Certificate of Amendment to Certificate of Incorporation, dated January 23, 1997; Certificate of Amendment to Certificate of Incorporation, dated July 17, 2000; Certificate of Amendment to Certificate of Incorporation, dated November 7, 2001; Certificate of Amendment to Certificate of Incorporation, dated November 20, 2002; Certificate of Amendment to Certificate of Incorporation, dated April 18, 2003; Certificate of Amendment to Certificate of Incorporation, dated May 22, 2003; Corrected Certificate of Amendment of Certificate of Incorporation, dated May 22, 2003; and Corrected Certificate of Amendment of Certificate of Incorporation, dated June 10, 2004(3) Certificate of Amendment of Certificate of Incorporation, dated October 24, 2006

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

4.8	Certificate of Designations, Preferences, and Rights of Class C, Series 5 Voting Convertible Preferred Stock(3)

4.9	Certificate of Designations, Preferences and Rights of Class C, Series 7 Preferred Stock, dated January 19, 2004(1)

4.10	Certificate of Designations, Preferences and Rights of Class C Series 8 Voting Convertible Preferred Stock, as corrected, filed October 11, 2005.

4.11	Form of 2001 Unsecured Subordinated Convertible Debenture(5)

4.12	Form of Unsecured Convertible Note(5)

4.13	Form of 2002 Subscription Agreement for Purchase of Unsecured Subordinated Convertible Notes(5)

4.14	Form of 2001 Subscription Agreement for Purchase of $1,000,000 Unsecured Convertible Subordinated Debentures(5)

4.15	Form of 2002 Warrant to Purchase Shares of Common Stock(5)

4.16	Pursley Option Agreement(3) [Terminated]

4.17	Form of Registration Rights Agreement, dated January 2004(1)

4.18	Form of Pandey Option(3)

4.19	Form of Secured Convertible Promissory Note, dated February 2005(6) [Terminated]

4.20	Form of Stock Pledge and Escrow Agreement, dated February 2005(6) [Terminated]

4.21	Form of Common Stock Purchase Warrant, dated February 2005(6)

4.22	Form of Registration Rights Agreement, dated February 2005(6)

4.23	Amended and Restated Stock Option Plan(3)

4.24	2004 Long Term Incentive Plan(7)

10.1	Form of Employment Agreement between Xechem and Dr. Pandey(3) [Expired]

10.2	Royalty, Distribution Rights and Joint Cooperation Agreement Among Xechem International, Inc., Xechem Pharmaceuticals Nigeria, Limited and Alembic, Limited, dated April 7, 2004(7) [Terminated]

10.3	Form of $3,000,000 Promissory Note to Alembic, Limited(7) [Terminated]

10.4	CepTor Agreement among CepTor Corporation, Xechem International, Inc. and William Pursley, dated March 31, 2004(7) [Terminated]

10.5	Employment Agreement between CepTor Corporation and William Pursley, dated March 31, 2004(7) [Terminated]

10.6	Amended and Restated Stock Option Agreement between Xechem International, Inc. and William Pursley, dated Mach 31, 2004(7) [Terminated]

10.7	Second Amendment to the CepTor Agreement by and among Xechem International, Inc., William Pursley and CepTor Corporation, dated December 9, 2004(8)

10.8	Note Purchase Agreement by and among Xechem International, Inc., CepTor Corporation and various holders, dated April 23, 2004(9)

10.9	Form of CepTor Promissory Note, dated April 23, 2004(9)

10.10	Form of CepTor Waiver of Rights under Note, dated April 23, 2004(9)

10.11	CepTor Waiver of Contingent Consideration, dated April 23, 2004(9)

10.12	Form of Securities Purchase Agreement, by and between Xechem International, Inc. and CepTor Corporation, dated June 17, 2005(10)

10.13	Term Sheet for Debt Restructuring, by and between Marjorie Chassman and Xechem International, Inc., dated June 17, 2005(10)

10.14	Chassman Letter Agreement, dated January 11, 2005, by and between Marjorie Chassman and Xechem International, Inc.

10.15	Term Sheet for $1,000,000 Bridge Loan and Debt Restructuring Agreement, dated August 25, 2006(11)

10.16	Amended Term Sheet for $1,000,000 Bridge Loan and Debt Restructuring Agreement, dated September 30, 2005(12)

10.17	Agreement in Principle Concerning the Settlement of the Xechem, Inc., and Xechem International, Inc. vs. Bristol-Myers Squibb Company, 03 C 1920 lawsuit

10.18	Form of Agreement by and between Xechem International, Inc. and Alembic Regarding Termination of Agreements and Repayment of Loan, dated December 22, 2005

10.19	Form of Security Agreement by and between Alembic Limited, an Indian corporation and Xechem International, Inc., a Delaware corporation, dated December 22, 2005

10.20	Form of $3,000,000 Promissory Note to Alembic Limited, dated December 22, 2005

10.21	New Brunswick, New Jersey Lease Agreement

10.22	Direct Lending Facility Agreement, between Xechem Pharmaceutical Nigeria Limited and Nigerian Export-Import Bank, dated May 22, 2006 (15).

10.23	Letters of offer from Nigerian export-Import Bank to Xechem Pharmaceuticals Nigeria Ltd., dated May 15, 2 006 (15).

10.24	Xechem 2006 Stock Award Plan (16)

14	Code of Ethics(3)

16.1	Letter from WithumSmith+Brown P.C., dated September 16, 2004(13)

16.2	Letter from WithumSmith+Brown P.C., dated September 23, 2004(14)

21	Subsidiaries of the small business issuer

31	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(11) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 31, 2005 (SEC File No. 000-23788).

(12) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on October 6, 2005 (SEC File No. 000-23788).

(13) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on September 17, 2004 (File No. 000-23788).

(14) Incorporated by reference from our Current Report on Form 8-K/A filed with the SEC on September 27, 2004 (File No. 000-23788).

(15) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 1, 2006. (File No. 000-23788).

(16) Incorporated by reference from our Definitive Proxy Statement filed with the SEC on September 22, 2006. (File No. 000-23788).

Principal Accounting Fees And Services

AUDIT FEES: The audit fees for 2006 from Bernstein & Pinchuk are $55,000 for the annual audit and review of Form 10-KSB and an estimated $10,000 for each quarterly review in 2007 as compared to $62,000 for the 2005 annual audit and review of Form 10-KSB and $10,000 for each quarterly review in 2006 from Moore Stephens.

TAX FEES: The fees for our corporate tax return for 2006 will be $11,000 as compared to $11,500 for 2005 returns.

ALL OTHER FEES: There have been fees of $6,333 from Moore Stephens for miscellaneous services in 2006.

All fees and the retaining of auditors is done by our audit committee with the approval of our board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XECHEM INTERNATIONAL, INC.

Date: April 13, 2007	/s/ Ramesh C. Pandey
Ramesh C. Pandey, Ph.D. Chief Executive Officer, President and Chairman of the Board of Directors

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ramesh C. Pandey	Date: April 13, 2007
Ramesh C. Pandey Chief Executive Officer, President and Chairman of the Board of Directors

By:	/s/ Stephen F. Burg	Date: April 13, 2007
Stephen F. Burg Director

By:	/s/ Adesoji Adelaja, Ph.D.	Date: April 13, 2007
Adesoji Adelaja, Ph.D. Director

EXHIBIT INDEX

Number	Exhibit

2.1	Agreement and Plan of Merger by and among Xechem International, Inc., CepTor Acquisition, Inc. and CepTor Corporation, dated as of December 23, 2003(1)

2.2	Agreement of Merger and Plan or Reorganization, by and among Medallion Crest Management, Inc., a Florida corporation, CepTor Corporation and CepTor Acquisition Corp., dated December 8, 2004(2)

3(i).1
Certificate of Incorporation, dated February 9, 1994; Certificate of Correction to Certificate of Incorporation, dated February 16, 1994; Certificate of Amendment to the Certificate of Incorporation, dated May 26, 1995; Certificate of Amendment to Certificate of Incorporation, dated January 15, 1997; Certificate of Correction of Certificate of Amendment to Certificate of Incorporation, dated January 23, 1997; Certificate of Amendment to Certificate of Incorporation, dated July 17, 2000; Certificate of Amendment to Certificate of Incorporation, dated November 7, 2001; Certificate of Amendment to Certificate of Incorporation, dated November 20, 2002; Certificate of Amendment to Certificate of Incorporation, dated April 18, 2003; Certificate of Amendment to Certificate of Incorporation, dated May 22, 2003; Corrected Certificate of Amendment of Certificate of Incorporation, dated May 22, 2003; and Corrected Certificate of Amendment of Certificate of Incorporation, dated June 10, 2004(3)Certificate of Amendment of Certificate of Incorporation, dated October 24, 2006

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

4.8	Certificate of Designations, Preferences, and Rights of Class C, Series 5 Voting Convertible Preferred Stock(3)

4.9	Certificate of Designations, Preferences and Rights of Class C, Series 7 Preferred Stock, dated January 19, 2004(1)

4.10	Certificate of Designations, Preferences and Rights of Class C Series 8 Voting Convertible Preferred Stock, as corrected, filed October 11, 2005

4.11	Form of 2001 Unsecured Subordinated Convertible Debenture(5)

4.12	Form of Unsecured Convertible Note(5)

4.13	Form of 2002 Subscription Agreement for Purchase of Unsecured Subordinated Convertible Notes(5)

4.14	Form of 2001 Subscription Agreement for Purchase of $1,000,000 Unsecured Convertible Subordinated Debentures(5)

4.15	Form of 2002 Warrant to Purchase Shares of Common Stock(5)

4.16	Pursley Option Agreement(3) [Terminated]

4.17	Form of Registration Rights Agreement, dated January 2004(1)

4.18	Form of Pandey Option(3)

4.19	Form of Secured Convertible Promissory Note, dated February 2005(6) [Terminated]

4.20	Form of Stock Pledge and Escrow Agreement, dated February 2005(6) [Terminated]

4.21	Form of Common Stock Purchase Warrant, dated February 2005(6)

4.22	Form of Registration Rights Agreement, dated February 2005(6)

4.23	Amended and Restated Stock Option Plan(3)

4.24	2004 Long Term Incentive Plan(7)

10.1	Form of Employment Agreement between Xechem and Dr. Pandey(3) [Expired]

10.2	Royalty, Distribution Rights and Joint Cooperation Agreement Among Xechem International, Inc., Xechem Pharmaceuticals Nigeria, Limited and Alembic, Limited, dated April 7, 2004(7) [Terminated]

10.3	Form of $3,000,000 Promissory Note to Alembic, Limited(7) [Terminated]

10.4	CepTor Agreement among CepTor Corporation, Xechem International, Inc. and William Pursley, dated March 31, 2004(7) [Terminated]

10.5	Employment Agreement between CepTor Corporation and William Pursley, dated March 31, 2004(7) [Terminated]

10.6	Amended and Restated Stock Option Agreement between Xechem International, Inc. and William Pursley, dated Mach 31, 2004(7) [Terminated]

10.7	Second Amendment to the CepTor Agreement by and among Xechem International, Inc., William Pursley and CepTor Corporation, dated December 9, 2004(8)

10.8	Note Purchase Agreement by and among Xechem International, Inc., CepTor Corporation and various holders, dated April 23, 2004(9)

10.9	Form of CepTor Promissory Note, dated April 23, 2004(9)

10.10	Form of CepTor Waiver of Rights under Note, dated April 23, 2004(9)

10.11	CepTor Waiver of Contingent Consideration, dated April 23, 2004(9)

10.12	Form of Securities Purchase Agreement, by and between Xechem International, Inc. and CepTor Corporation, dated June 17, 2005(10)

10.13	Term Sheet for Debt Restructuring, by and between Marjorie Chassman and Xechem International, Inc., dated June 17, 2005(10)

10.14	Chassman Letter Agreement, dated January 11, 2005, by and between Marjorie Chassman and Xechem International, Inc.

10.15	Term Sheet for $1,000,000 Bridge Loan and Debt Restructuring Agreement, dated August 25, 2006(11)

10.16	Amended Term Sheet for $1,000,000 Bridge Loan and Debt Restructuring Agreement, dated September 30, 2005(12)

10.17	Agreement in Principle Concerning the Settlement of the Xechem, Inc., and Xechem International, Inc. vs. Bristol-Myers Squibb Company, 03 C 1920 lawsuit

10.18	Form of Agreement by and between Xechem International, Inc. and Alembic Regarding Termination of Agreements and Repayment of Loan, dated December 22, 2005

10.19	Form of Security Agreement by and between Alembic Limited, an Indian corporation and Xechem International, Inc., a Delaware corporation, dated December 22, 2005

10.20	Form of $3,000,000 Promissory Note to Alembic Limited, dated December 22, 2005

10.21	New Brunswick, New Jersey Lease Agreement

14	Code of Ethics(3)

16.1	Letter from WithumSmith+Brown P.C., dated September 16, 2004(13)

16.2	Letter from WithumSmith+Brown P.C., dated September 23, 2004(14)

16.3	Letter from Moore Stephens P.C., dated March 27, 2007(15)

21	Subsidiaries of the small business issuer

31	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(11) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 31, 2005 (SEC File No. 000-23788).

(12) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on October 6, 2005 (SEC File No. 000-23788).

(13) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on September 17, 2004 (File No. 000-23788).

(14) Incorporated by reference from our Current Report on Form 8-K/A filed with the SEC on September 27, 2004 (File No. 000-23788).

(15) Incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 15, 2007 (File No. 000-23788)