Form 10QSB
period 2007-03-31
XECHEM INTERNATIONAL INC
filed 2007-05-21
CIK 919611

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

For Quarter Ended ____________	Commission File Number 0-23788

Xechem International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3284803
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

100 Jersey Avenue, Bldg. B, Suite 310, New Brunswick, NJ	08901
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (732) 247-3300

___________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the registrant (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Number of shares outstanding of the issuer's common stock, as of May 10, 2007, was 1,641,396,853 shares.

Transitional Small Business Disclosure Format

Yes ☐  No☒

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES

		Page No.

PART I.	FINANCIAL INFORMATION	3

Item 1.	Consolidated Balance Sheet as of March 31, 2007 [Unaudited]	4

	Consolidated Statements of Operations For the three-month period ended March 31, 2007 and 2006 and for the period from March 15,1990 (inception) to March 31, 2007 [Unaudited]	5

	Consolidated Statement of Stockholders' Equity from March 15, 1990 (inception) to March 31, 2007 [Unaudited]	6

	Consolidated Statements of Cash Flows For the three-month period ended March 31, 2007 and 2006 and for the period from March 15, 1990 (inception) to March 31, 2007 [Unaudited]	14

	Notes to Consolidated Financial Statements [Unaudited]	16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Controls and Procedures	40

PART II.	OTHER INFORMATION	41

Item 1.	Legal Proceedings	41

Item 2.	Changes in Securities	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Submissions of Matters to a Vote of Security Holders	41

Item 5.	Other information	41

Item 6.	Exhibits	41

Signatures and Certifications		42

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except with respect to historical financial information, the discussion in this report contains forward-looking statements that involve risk and uncertainties. These statements may be identified by use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” or “anticipates,” or similar expressions, or by discussions of strategy. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in this report. Factors that could cause our results to differ from those discussed in this report, include, but are not limited to, those discussed under the heading “Factors Affecting Future Performance” in our report on Form 10-KSB for the period ending December 31, 2006.

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$129,000	$105,000
Prepaid expenses and other current assets	265,000	197,000
Inventories	723,000	710,000
Total Current Assets	1,117,000	1,012,000

Property and Equipment
Land and building	674,000	674,000
Furniture and equipment	3,543,000	3,429,000
Leasehold improvements	1,015,000	1,015,000
Less accumulated depreciation and amortization	2,475,000	2,441,000
	2,757,000	2,677,000

Deposits	31,000	31,000
TOTAL ASSETS	$3,905,000	$3,720,000

LIABILITIES & STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$1,627,000	$1,368,000
Accrued expenses to related parties	514,000	449,000
Accrued expenses to others	1,426,000	1,365,000
Note payable to bank	55,000	55,000
Notes payable to related parties	1,346,000	1,346,000
Notes payable others	2,921,000	2,160,000
Other current liabilities	63,000	63,000

Total Current Liabilities	7,952,000	6,806,000

Notes payable to related parties	265,000	265,000
Notes payable, net of discount of $1,074,000	2,895,000	2,689,000
Other liabilities	24,000	30,000
TOTAL LIABILITIES	11,136,000	9,790,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY
Class A voting preferred stock, $.00001 par value, 2,500 shares
authorized; 2,500 shares issued and outstanding	-	-
Class B 8% convertible preferred stock, $.00001 par value, 1,150 shares
authorized; none outstanding	-	-
Class C preferred stock,$ .00001 par value, 49,996,350 shares authorized;
38,745 issued and outstanding.	-	-
Common stock, $.00001 par value 3,500,000,000 shares authorized;
1,552,467,995 issued and outstanding	16,000	15,000
Additional paid in capital	78,374,000	76,325,000
Deficit accumulated during development stage	(85,621,000)	(82,410,000)
Total Stockholders' Deficiency	(7,231,000)	(6,070,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,905,000	$3,720,000

See accompanying notes to consolidated financial statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UAUDITED)

	THREE MONTHS ENDED		Cumulative from MARCH 15, 1990 (Date of Inception) to
	MARCH 31,		MARCH 31,
	2007	2006	2007

Revenues	$130,000	$1,000	$2,453,000

Costs and expenses:
Cost of Sales	95,000	-	174,000
Research and development	175,000	356,000	15,653,000
General and administrative	2,763,000	2,058,000	32,691,000
Sales and Marketing	-	-	275,000
Writedown of inventory
and intangibles	-	-	1,861,000
	3,033,000	2,414,000	50,654,000
Loss from Operations	(2,903,000)	(2,413,000)	(48,201,000)

Other Income(Expense)
Interest expense - related parties	(15,000)	(23,000)	(9,230,000)
Interest expense - others	(516,000)	(3,556,000)	(24,724,000)
BMS Settlement	-	4,200,000	4,200,000
Other	222,000	-	354,000
Gain from sale of affiliate's stock	-	-	2,930,000
Share of Net Loss from Affiliate	-	-	(13,587,000)
	(309,000)	621,000	(40,057,000)
Loss before Income Tax Benefit	(3,212,000)	(1,792,000)	(88,258,000)

Income Tax Benefit	1,000	-	2,637,000
NET LOSS	$(3,211,000)	$(1,792,000)	$(85,621,000)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic & diluted	1,531,202,509	658,136,687

See accompanying notes to consolidated financial statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Common Stock				Deficit Accumulated
	Number of Shares		Unearned Compensation	Additional Paid-in	During Development	Total Stockholders'
	Issued	Par Value	Expense	Capital	Stage	[Deficit]

Common stock issued to Dr. Pandey in 1990 in exchange for equipment recorded at transferor's cost	—	$—	$—	$125,000	$—	$125,000
Laboratory and research equipment contributed to capital by Dr. Pandey in 1990 and 1991	—	—	—	341,000	—	341,000
Contribution to capital relating to unconsummated acquisition in 1992	—	—	—	95,000	—	95,000
Exchange of securities of newly formed parent for outstanding securities of entities owned by Dr. Pandey	1,000	—	—	13,840,000	—	13,840,000
Initial public offering in 1995 at $5.00 per share, less related expenses	1,000	—	—	4,543,000	—	4,543,000
Stock options granted at exercise prices below market:
1994	—	—	—	51,000	—	51,000
1995	—	—	—	1,110,000	—	1,110,000
1996	—	—	—	18,000	—	18,000
1997	—	—	—	31,000	—	31,000
Private placements, less related expenses:
In 1995 at $3.00 per share	—	—	—	389,000	—	389,000
In 1996 at $3.00 per share, net of a related 66,000 shares returned by Dr. Pandey	—	—	—	53,000	—	53,000
In 1997 at $0.05 per share	15,000	—	—	2,291,000	—	2,291,000
Stock issued in 1996 at $0.38 per share upon termination of agreement to sell a minority interest in a subsidiary	—	—	—	100,000	—	100,000

Totals - Forward	17,000	$—	$—	$22,987,000	$—	$22,987,000

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY - (continued)

	Common Stock				Deficit Accumulated
	Number of Shares		Unearned Compensation	Additional Paid-in	During Development	Total Stockholders'
	Issued	Par Value	Expense	Capital	Stage	[Deficit]

Totals - Forwarded	17,000	$—	$—	$22,987,000	$—	$22,987,000

Conversion of preferred stock into common stock at $1.25 to $1.75 per share less related costs:
In 1996	1,000	—	—	1,995,000	—	1,995,000
In 1997	15,000	1,000	—	2,131,000	—	2,132,000

Conversion of debt into common stock in 1996 at $0.25 per share	—	—	—	369,000	—	369,000

Stock issued in settlement of a lawsuit in 1996 valued at $1.31 per share	—	—	—	33,000	—	33,000

Conversion of Dr. Pandey's preferred stock and debt into common stock in 1997 at $0.0625 per share	6,000	—	—	1,214,000	—	1,214,000
Other	—	—	—	16,000	—	16,000
Private placement at $0.05 per share	4,000	—	—	559,000	—	559,000

Contribution to capital by stockholders of equity interest in Xechem India	—	—	—	79,000	—	79,000

Conversion of debt into common stock at $0.05 per share	3,000	—	—	440,000	—	440,000
Return of capital to David Blech or his designees	—	—	—	(261,000)	—	(261,000)

Sale of common stock in 1999 pursuant to Blech agreement at $0.01 per share	15,000	1,000	—	444,000	—	445,000

Conversion of debt due related parties in 1999 at $0.01 per share	15,000	—	—	360,000	—	360,000

Stock issued to directors, employees and consultants in 1999 for services valued at $0.037 per share	4,000	—	—	410,000	—	410,000
Capital arising from issuance of Class C Stock (Note 7):
Series 4	—	—	—	400,000	—	400,000
Series 5	—	—	—	1,564,000		1,564,000
Net loss from inception to December 31, 1999	—	—	—	—	(32,493,000)	(32,493,000)

Balances At December 31, 1999 - Forward	80,000	$2,000	$—	$32,740,000	$(32,493,000)	$249,000

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY - (continued)

	Common Stock				Deficit Accumulated
	Number of Shares		Unearned Compensation	Additional Paid-in	During Development	Total Stockholders'
	Issued	Par Value	Expense	Capital	Stage	[Deficit]

Balances At December 31, 1999 - Forwarded	80,000	$2,000	$—	$32,740,000	$(32,493,000)	$249,000

Stock options exercised at $.01 per share	—	—	—	4,000	—	4,000

Issuance of 1,500,000 options at $.01 per share with a FMV of $ .06 per share for services rendered	—	—	—	75,000	—	75,000

Conversion of Class C preferred stock to common Stock	27,000	1,000	—	(1,000)	—	—

Conversion of debt to Stock of Common Stock at $0.01 per share	5,000	—	—	164,000	—	164,000

Private placement of Stock of Common Stock at $0.08 per share	—	—	—	80,000	—	80,000

Issuance of Common Stock at $0.096 per share for services rendered	1,000	—	—	107,000	—	107,000

Stock options exercised at $.01 per share with a FMV of $0.076 per share	—	—	—	5,000	—	5,000

Conversion of debt to Stock of Common Stock at $0.01 per share	1,000	—	—	22,000	—	22,000
Stock options exercised at $.01 per share	—	—	—	1,000	—	1,000
Beneficial Conversion feature of notes payable	—	—	—	286,000	—	286,000

Charge to operations resulting from Options granted to Directors, Consultants and Employees	—	—	—	192,000	—	192,000

Unearned Stock Compensation Expense Related to Options granted to Directors, Consultants and Employees	—	—	(406,000)	406,000	—	—
Increase in Equity Interest in Xechem India	—	—	—	19,000	—	19,000
Net loss for year ended December 31, 2000	—	—	—	—	(1,971,000)	(1,971,000)
Balances At December 31, 2000 - Forward	114,000	$3,000	$(406,000)	$34,100,000	$(34,464,000)	$(767,000)

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Common Stock				Deficit Accumulated
	Number of Shares		Unearned Compensation	Additional Paid-in	During Development	Total Stockholders'
	Issued	Par Value	Expense	Capital	Stage	[Deficit]

Balances At December 31, 2000 - Forwarded	114,000	$3,000	$(406,000)	$34,100,000	$(34,464,000)	$(767,000)

Stock issued for services rendered	2,000	—	—	68,000	—	68,000
Amortization of unearned stock compensation	—	—	197,000	—	—	197,000
Stock options exercised at $.01 per share	—	—	—	6,000	—	6,000
Beneficial Conversion feature of notes payable	—	—	—	216,000	—	216,000

Unearned Stock Compensation Expense Related to Options granted to Directors and Employees	—	—	(75,000)	76,000	—	1,000
Stock Options Granted to Consultants	—	—	—	16,000	—	16,000
Stock issued for cancellation of indebtedness	1,000	—	—	15,000	—	15,000
Stock issued upon conversion of debentures	9,000	1,000	—	68,000	—	69,000
Net loss for year ended December 31, 2001	—	—	—	—	(1,744,000)	(1,744,000)

Balances At December 31, 2001	126,000	4,000	(284,000)	34,565,000	(36,208,000)	(1,923,000)

Stock issued upon conversion of debentures at $.001 per share	44,000	1,000	—	188,000	—	189,000

Stock issued for services rendered at $.007 per share	—	—	—	10,000	—	10,000
Amortization of unearned stock compensation	—	—	45,000	—	—	45,000
Beneficial conversion feature of notes payable				52,000	—	52,000

Stock issued upon conversion of debentures at $.001 per share	20,000	1,000	—	74,000	—	75,000
Amortization of unearned stock compensation	—	—	44,000	—	—	44,000
Stock options issued at $.006/share:
16,000,000 options	—	—	(160,000)	160,000	—	—

Amortization of stock options compensatory charge over service period	—	—	40,000	—	—	40,000
Stock options exercised at $.006/share	2,000	—	—	30,000	—	30,000

Totals - Forward	192,000	$6,000	$(315,000)	$35,079,000	$(36,208,000)	$(1,438,000)

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY - (continued)

	Common Stock				Deficit Accumulated
	Number of Shares		Unearned Compensation	Additional Paid-in	During Development	Total Stockholders'
	Issued	Par Value	Expense	Capital	Stage	[Deficit]

Totals - Forwarded	192,000	$6,000	$(315,000)	$35,079,000	$(36,208,000)	$(1,438,000)

Beneficial conversion feature of debentures	—	—	—	148,000	—	148,000
Record value of warrants issued	—	—	—	272,000	—	272,000
Beneficial conversion feature of notes payable	—	—	—	35,000	—	35,000

Stock issued upon conversion of debentures at $.001 per share	95,000	3,000	—	318,000	—	321,000

Stock issued for services rendered at $.003 per share	7,000	—	—	60,000	—	60,000
Amortization of unearned stock compensation	—	—	45,000	—	—	45,000

Amortization of beneficial conversion feature of notes payable	—	—	—	104,000	—	104,000

Amortization of stock options compensatory charge over service period	—	—	40,000	—	—	40,000

Stock issued upon conversion of debentures at $.0005 per share	362,000	11,000	—	533,000	—	544,000

Stock issued for services rendered at $.0007 per share	3,000	—	—	7,000	—	7,000
Amortization of unearned stock compensation	—	—	32,000	—	—	32,000

Amortization of beneficial conversion feature of notes payable	—	—	—	662,000	—	662,000

Amortization of stock options compensatory charge over service period	—	—	40,000	—	—	40,000
Finders fee for convertible debt issuance	—	—	—	(130,000)	—	(130,000)
Record debt discount on notes and debentures	—	—	—	1,068,000	—	1,068,000
Cost incurred with stock options issued for service	—	—	—	18,000	—	18,000
Net loss for the year ended December 31, 2002	—	—	—	—	(3,599,000)	(3,599,000)
Balances At December 31, 2002 - Forward	659,000	$20,000	$(158,000)	$38,174,000	$(39,807,000)	$(1,771,000)

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY- (continued)

	Common Stock				Deficit Accumulated
	Number of Shares		Unearned Compensation	Additional Paid-in	During Development	Total Stockholders'
	Issued	Par Value	Expense	Capital	Stage	[Deficit]

Balances At December 31, 2002 - Forwarded	659,000	$20,000	$(158,000)	$38,174,000	$(39,807,000)	$(1,771,000)

Effect of Reverse Stock Split	—	(19,000)	—	19,000	—	—

Stock issued upon conversion of notes at an average of $.0002 per share	422,000	—	—	254,000	—	254,000

Stock issued upon conversion of notes at an average of $.00006 per share	972,000	—	—	171,000	—	171,000

Stock issued upon conversion of notes & debentures at $.000025 per share	1,091,000	—	—	84,000	—	84,000

Stock issued upon conversion of notes at an average of $.06 per share	789,000	—	—	47,000	—	47,000

Stock issued upon conversion of notes at an average of $.055 per share	63,000	—	—	3,000	—	3,000

Stock issued upon conversion of notes at an average of $.03 per share	10,673,000	—	—	320,000	—	320,000

Stock issued upon conversion of notes at an average of $.0025 per share	49,571,000	—	—	125,000	—	125,000
Amortization of unearned stock compensation	—	—	158,000	—	—	158,000

Fair value of Stock to be issued in conjunction with loans	—	—	—	78,000	—	78,000

Fair value of Stock to be issued in conjunction with consulting	—	—	—	25,000	—	25,000
Issuance of warrants	—	—	—	2,647,000	—	2,647,000
Beneficial conversion feature of loans	—	—	—	70,000	—	70,000
Net loss for the year ended December 31, 2003	—	—	—	—	(3,828,000)	(3,828,000)
Balances At December 31, 2003 - Forward	64,240,000	$1,000	$—	$42,017,000	$(43,635,000)	$(1,617,000)

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' - (continued)

	Common Stock				Deficit Accumulated
	Number of Shares		Unearned Compensation	Additional Paid-in	During Development	Total Stockholders'
	Issued	Par Value	Expense	Capital	Stage	[Deficit]

Balances At December 31, 2003 - Forwarded	64,240,000	$1,000	$—	$42,017,000	$(43,635,000)	$(1,617,000)

During the 1st quarter of 2004, Stock issued upon conversion of notes at an average of $.0025 per share	185,886,000	2,000	—	461,000	—	463,000

In March 2004 Stock issued pursuant to private placement for cash at $.07 per share	9,143,000	—	—	640,000	—	640,000

In March 2004 Stock issued for services rendered at an average of $.12 per share	200,000	—	—	24,000	—	24,000

In January 2004 Stock issued for services rendered and charged in prior year	200,000	—	—	—	—	—

Stock of Preferred Class C issued for Ceptor purchase	—	—	—	4,760,000	—	4,760,000
Beneficial conversion feature of loan	—	—	—	1,500,000	—	1,500,000
Capitalization of deferred finance charges	—	—	—	2,065,000	—	2,065,000
Stock sale by CepTor	—	—	—	9,135,000	—	9,135,000
Net loss for the year ended December 31, 2004	—	—	—	—	(17,606,000)	(17,606,000)

Balances At December 31, 2004	259,669,000	$3,000	$—	$60,602,000	$(61,241,000)	$(636,000)

Beneficial conversion feature of loan	—	—	—	3,986,000	—	3,986,000

Shares issued upon conversion of notes @$ .005 - $ .0075 per share	99,500,000	1,000	—	775,000	—	776,000

Shares issued to Sickle Cell Advisory Board @$ .013 per share	4,000,000	—	—	52,000	—	52,000

Shares issued for services rendered @ $.013 per share	10,000,000	—	—	130,000	—	130,000

Totals - Forward	373,169,000	$4,000	$—	$65,545,000	$(61,241,000)	$4,308,000

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY - (continued)

	Common Stock				Deficit Accumulated
	Number of Shares		Unearned Compensation	Additional Paid-in	During Development	Total Stockholders'
	Issued	Par Value	Expense	Capital	Stage	Deficiency

Totals - Forward	373,169,000	$4,000	$—	$65,545,000	$(61,241,000)	$4,308,000

Net loss for the year ended Dec. 31, 2005	—	—	—		(10,039,000)	(10,039,000)

Balances At December 31, 2005	373,169,000	4,000	—	65,545,000	(71,280,000)	(5,731,000)

Beneficial conversion feature of loan	—	—	—	4,868,000	—	4,868,000

Shares issued upon conversion of notes @$ .0025 - $ .0075 per share	1,004,114,000	11,000	—	4,490,000	—	4,501,000

Conversion of Class C Preferred Stock to Common Stock	25,943,000	—	—	—	—	—

Exercise of warrants	116,726,000	—	—	1,422,000	—	1,422,000
Net loss for the year ended Dec. 31, 2006		—	—		(11,130,000)	(11,130,000)

Balances At December 31, 2006	1,519,952,000	$15,000	$—	$76,325,000	$(82,410,000)	$(6,070,000)

Shares issued upon conversion of notes @$ .005 (unaudited)	32,516,000	1,000	—	2,049,000	—	2,050,000

Net loss for the three months ended Mar.31, 2007 (unaudited)		—	—		(3,211,000)	(3,211,000)

Balances At March 31, 2007 (Unaudited)	1,552,468,000	$16,000	$—	$78,374,000	$(85,621,000)	$(7,231,000)

See accompanying notes to consolidated financial statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,		Cumulative from March 15, 1990 (inception) to March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(3,211,000)	$(1,792,000)	$(85,621,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Share of Net loss from unconsolidated affiliate	-		13,587,000
Depreciation	17,000	19,000	1,714,000
Amortization	17,000	17,000	1,098,000
Amortization of debt discount and beneficial
conversion features	321,000	2,571,000	16,142,000
Amortization of warrants issued	-	-	215,000
Value of stock and stock options issued for services	1,841,000		2,549,000
Unearned compensation			284,000
Interest and compensation expense in connection
with issuance of equity securities			19,038,000
Write down of inventories	-	-	1,344,000
Write down of patents	-	-	517,000
Loss on investment in related party	-	-	89,000
Amortization of deferred consulting charge	-	-	1,330,000
Gain from sale of affiliate's stock	-	-	(2,930,000)
Changes in operating assets and liabilities
Accounts receivable	-	-	(67,000)
Inventories	(12,000)	-	(2,061,000)
Prepaid expenses and other current assets	(68,000)	(29,000)	(70,000)
Other assets	-	(3,000)	2,000
Accounts payable	352,000	(152,000)	1,742,000
Other current liabilities	-	-	(66,000)
Accrued expenses	126,000	(226,000)	1,934,000
Net cash used in operating activities:	(617,000)	405,000	(29,230,000)

Cash flows from investing activities:
Patent issuance costs	-	-	(548,000)
Purchases of equipment and leasehold improvements	(114,000)	(136,000)	(4,908,000)
Return of Investment in unconsolidated affiliate	-	-	3,669,000
Other	-	-	(7,000)
Net cash used in investing activities:	(114,000)	(136,000)	(1,794,000)
Cash flows from financing activities:
Proceeds from related party loans	-	-	3,009,000
Proceeds from notes payable and convertible notes	761,000	550,000	15,786,000
Proceeds from short term loans	-	-	4,271,000
Capital contribution	-	-	95,000
Net payments on capital leases	(6,000)	(10,000)	(128,000)
Payments on interim loans	-	-	(808,000)
Payments on notes payable - others		(1,000,000)	(3,348,000)
Payments on stockholder loans	-	-	(773,000)
Proceeds from issuance of capital stock	-	-	12,949,000
Net cash provided by financing activities~~:~~	755,000	(460,000)	31,053,000
Net increase (decrease) in cash and cash equivalents	24,000	(191,000)	29,000
Effect of exchange rate translation	-	-	100,000
Cash and cash equivalents, beginning of period	105,000	329,000	-
Cash and cash equivalents, end of period	$129,000	$138,000	$129,000

(continued)

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(UNAUDITED)

	Three Months Ended March 31,		Cumulative from March 15, 1990 (inception) to March 31,
	2007	2006	2007

Supplemental Disclosures of Non-cash Financing and Investing Activities:
Cash paid during the periods for:
Interest - related party	$10,000	$15,000	$498,000
Interest - other	$201,000	$1,207,000	$2,139,000
Income Taxes	$-	$-	$-

Supplemental disclosures of Non-cash financing and investing activities in 2007 and 2006:
Net assets of Xechem India contributed to capital and
minority interest.	$-	$-	$118,000
Liabilities exchanged for preferred and common stock	$-	$-	$1,270,000
Equipment purchased through financing	$-	$-	$134,000
Securities issued as payment on related party note	$-	$-	$20,000
Common stock issued upon conversion of debentures, notes
and related accrued interest	$163,000	$2,477,000	$4,139,000
Common stock issued for services		$-	$14,417,000
Convertible notes refinanced by notes payable	$-	$-	$367,000
Warrants Issued	$-	$-	193,000
Warrants Issued for services	$-	$-	1,330,000
Beneficial Conversion Features to financing agreements	$321,000	$2,571,000	13,319,000
Common stock of subsidiary issued in conjunction with
financing agreement	$-	$-	$16,662,000
Preferred Stock issued in asset acquisition	$4,760,000	$-	$14,280,000
Assets acquired and liabilities assumed in asset acquisition:		$-	$-
Long-term Debt	$275,000	$4,760,000	$1,100,000
Prepaid Expenses	$18,000		$72,000
Preferred Stock issued in Ceptor acquisition	$-	$-	$4,760,000
Assets acquired & Liabilities assumed in Asset acquisition:
Long Term Debt	$-	$-	$275,000
Prepaid Expenses	$-	$-	$18,000
Accrued Expenses	$-	$-	$36,000

See accompanying notes to consolidated financial statements

XECHEM INTERNATIONAL, INC. AND SUBSIDIARIES
[A DEVELOPMENT STAGE ENTERPRISE]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[1] Significant Accounting Policies

The accompanying consolidated financial statements have been prepared assuming Xechem International, Inc. and its subsidiaries Xechem, Inc., Xechem Laboratories, Inc., Xetapharm, Inc., Xechem (India) Pvt. Ltd., Xechem UK, Ltd., and Xechem Pharmaceuticals Nigeria, Ltd. will continue as a going concern. As a result of our net losses through December 31, 2006 and accumulated deficit since inception, our auditors, in their report on our financial statements for the year ended December 31, 2006, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of March 31, 2007.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Significant accounting policies and other matters relating to us and our subsidiaries, Xechem, Inc., Xechem Laboratories, Inc., Xetapharm, Inc, Xechem (India) Pvt. Ltd., Xechem UK, Ltd., and Xechem Pharmaceuticals Nigeria, Ltd. are set forth in the financial statements for and as of the year ended December 31, 2006 included in our Form 10-KSB, as filed with the Securities and Exchange Commission.

[2] Basis of Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (of a normal recurring nature) which are considered necessary to make the interim financials not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-KSB for the year ended December 31, 2006. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the operating results for a full year.

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

(1) The agreement with Alembic Limited was restructured in December 2005. In accordance with the terms of the loan, in January 2006, from the proceeds from the BMS settlement, $1,000,000 of principal and $190,700 of accrued interest was paid. The remaining principal balance of $2,000,000 due on the Alembic Promissory Note, together with unpaid interest, was due and payable December 31, 2006.

Xechem did not pay the amounts due Alembic on December 31, 2006. Xechem and Alembic have extended the Maturity Date, pursuant to a Letter Agreement, dated January 4, 2007 to January 31, 2007. Pursuant to a second Letter Agreement, dated January 31, 2007, the parties agreed to extend the Maturity Date to February 24, 2007. As consideration for this extension, Xechem agreed to pay to Alembic, in reduction of the indebtedness due under the Note, the sum of $100,000. Pursuant to a third Letter Agreement, dated as of February 24, 2007 (executed March 1, 2007), the parties agreed to extend the Maturity Date to March 31, 2007. As consideration for the third extension, Xechem paid Alembic, in reduction of the indebtedness due under the Note, the sum of $100,000 on March 1, 2007, which payment was a condition to the extension. As of March 31, 2007, we have a balance of $2,000,000 in principal and $89,300 in accrued interest.

Furthermore, the parties agreed that if Xechem made a principal payment to Alembic in reduction of the Note of not less than $1,000,000, together with accrued interest, on or before March 31, 2007, then the Maturity Date will be extended for an additional six months. Due to finalization of new funding (See Note 7(B)), Alembic agreed to extend the payment date five days and payment was made on April 5, 2007.

(2)  On May 31, 2006, Nigeria Export-Import Bank (NEXIM) funded a direct loan to our wholly-owned subsidiary, Xechem Pharmaceuticals Nigeria, Ltd. (Xechem Nigeria).

The loan is in the principal amount of 150,000,000 Naira or approximately One Million One Hundred Eighty One Thousand Dollars (US) ($1,181,000). The loan proceeds are being used primarily to facilitate the full-scale commercial production of NICOSAN™ through the expansion and integration of existing production facilities at Sheda Science and Technology Complex, Gwagwalada-Abuja. The loan facility will extend for a period of up to three years, with no principal payments due during the first year. The loan facility bears interest at the rate of 15% per year, payable during the first year in installments in November 2006 and May 2007. Thereafter, the loan facility is to be repaid through four consecutive semi-annual installments of principal and interest with the first repayment (of approximately $400,000 US) occurring on November 29, 2007. The loan facility is secured by: (a) an all assets debenture on the assets of the company which has been incorporated into a trust for all lenders to be managed by Diamond Trustees Company; (b) personal guaranty issued by the CEO, Dr. Ramesh Pandey, backed by a notarized statement of net worth; and (c) promissory notes.

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

(3) We have been in extended negotiations with UPS Capital Business Credit (“UPS Capital”) to obtain financing to cover the cost of acquiring the plant equipment and machinery needed to establish a commercial scale production facility in Nigeria under the U.S. Ex-Im (“Ex-Im”) Bank Loan Guarantee Program. Based on the estimated cost of the project, as well as the criteria utilized under Ex-Im’s guidelines, the Ex-Im statutory fees, etc., the total amount sought by our subsidiary, Xechem Pharmaceuticals Nigeria, Ltd. (“XPNL”) from UPS Capital is $9.38 million. In March 2006, we paid a $50,000 non-refundable good faith deposit to UPS Capital.

On October 17, 2006, we received notification from UPS Capital that Ex-Im has approved a comprehensive credit guarantee to support UPS Capital’s $9.38 million loan to XPNL, and that UPS has approved XPNL for a $9.38 million credit facility on the following principal terms:

(i)
Proceeds to be used to fund up to 85% of XPNL’s cost (i.e, $8,538,542) of the US manufactured equipment and machinery needed for the establishment of a commercial scale pharmaceutical plant in Nigeria, plus certain local costs, fees, etc., for a total credit facility of $9,388,981;

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

Upon payment by XPNL of the UPS Capital Fees and the receipt by UPS Capital of the final commitments from Access Bank (subsequently replaced by Bank PHB) and Diamond Bank, the loan documents will be finalized and upon payment of the 15% equity contribution required of XPNL, the proceeds will be released in accordance with the terms of the loan. Both local Nigerian banks have their guarantees (in turn backed by the personal guarantee of Ramesh Pandey with respect to the Bank PHB guarantee and by Dr. Soji Adelaja and Mr. Isaac Inyang with respect to the Diamond Bank guarantee. XPLN is as of the date of this report considering its strategic alternatives as to whether it will seek the funding of the UPS Capital loan. If for any reason such loan is not funded, we will consider identifying a suitable alternative financing or continue forward initially on a smaller scale than with a full scale production facility, but at a level that we expect (but cannot guarantee) would generate sufficient cash flow to meet our needs in the foreseeable future. We will also in such event consider other alternative sources of debt and/or equity financing as necessary for completion of a full scale facility. As of this date we have not identified alternative sources to fully fund the Nigerian Pharmaceutical Project or our ongoing operations.

If and when the UPS loan (or alternate financing for the full scale production facility) closes, there will be additional expenses associated with the completion of the Nigerian facility and start-up of production. We are hopeful that these additional monies will be obtained from potential local financing in Nigeria (debt, equity and/or possible prepayment for product or other product sales) and/or from potential domestic funding sources, although no commitments have been obtained for such funding. In the event all of such financing can be obtained, we have the further risk that cost overruns and/or delays in bringing the product to market could adversely impact execution of our business plan.

(4) In the three months ended March 31, 2007, holders of Xechem debt converted Xechem debt (in the form of principal and interest) in the aggregate amount of $162,600 ($116,900 of which is principal and $45,700 of which is interest) into 32,515,556 shares of Xechem’s common stock (exercised at a conversion rates of $0.005 per share) representing approximately 2% of Xechem’s then issued and outstanding stock.

(5)  In the three months ended March 31, 2007, Xechem received loans totaling $100,000 from Ms. Chassman and $569,600 from eight unrelated parties. Notes are to be issued with terms of six months and a per annum interest rate of 8%. (See Note 7(F))

(6) Sales of our product NICOSAN™, a sickle cell drug, commenced in Nigeria in the second quarter 2006 and for the three months ended March 31, 2007 totaled $130,000. While revenues are not significant, they should help in covering the costs of the operation until the full scale production facility is completed.

(7) On April 4, 2007, the Company entered into and closed its initial funding of a securities purchase agreement (“Purchase Agreement”) with a number of investors (“Purchasers”).

The Company, on April 4, 2007, issued $4,960,000 of Units in the Initial Closing.

On April 18, 2007, the Company completed a private placement of $2,089.375 of Units pursuant to a Purchase Agreement with a number of investors. This brought the total Units proceeds issued by the Company to $7,049,375, representing the final closing (“Second Closing”) of the Purchase Agreement offering (“Offering”).

The Units from the new issuance are comprised of (i) 8% convertible debentures (“Debentures”) in an aggregate principal amount of $7,049,375, convertible into Common Stock of the Company at $0.0175 per share (representing 402,819,288 shares of Common Stock on an as converted basis, subject to possible adjustment as discussed below); and (ii) two warrants per Debenture, each providing a right to purchase 37.5% of the number of shares of Common Stock purchasable with the original principal amount of the Debentures (i.e. up to 75% of the Common Stock in the aggregate or 302,114,473 additional Warrants), at a price of $0.0225 per share (subject to possible adjustment as discussed below); the first warrant has a term ending on the second anniversary of the applicable closing (April 4 or April 18, 2009) and is not callable (the “Two Year Warrant”), and the second warrant has a term ending on the second anniversary of the applicable closing (April 4 or April 18, 2010) and is callable by the Company at a purchase price of $0.06 per share provided the volume weighted average price (“VWAP”) of the Company’s Common Stock exceeds $0.06 for 30 consecutive trading days (the “Three Year Warrant” - together with the Two Y ear Warrant, collectively, the “Warrants”). The Company has entered into a “Registration Rights Agreement,” pursuant to which it is obligated to file a registration statement to register the Common Stock of the Company underlying the Debentures and Warrants, which contains certain penalties if not timely filed. In connection with the transaction the principal officers and directors of the Company were required to lock up their shares of the Company for a period ending 6 months after the registration of the common stock underlying the Debentures and Warrants and in addition, the Company’s CEO pledged certain personal assets (his 25% beneficial ownership in the entity that owns the New Brunswick, NJ facility leased to the Company) to secure the Debentures. The Company has agreed to grant to the advisor on the transaction an option to purchase 12% of the shares of Common Stock of the Company issuable upon the immediate conversion of the Debentures (i.e. 48,338,315 shares) at a price of $0.001 per share, expiring April 18, 2009 for advising it in connection with the transaction. In addition, in the event of the exercise of any of the warrants issued as part of the offering, it is entitled to a 5% fee for the amount of the warrant exercise. The Company has also paid the advisor and his designees the sum of $141,000 and reimbursed it $15,000 of his legal fees in connection with the transaction.

The Company has entered into a “Registration Rights Agreement,” pursuant to which it is obligated to file a registration statement to register the Common Stock of the Company underlying the Debentures and Warrants, which contains certain penalties if not timely filed. In connection with the transaction the principal officers and directors of the Company were required to lock up their shares of the Company for a period ending 6 months after the registration of the common stock underlying the Debentures and Warrants and in addition, the Company’s CEO pledged certain personal assets (his 25% beneficial ownership in the entity that owns the New Brunswick, NJ facility leased to the Company) to secure the Debentures. In addition, in the event of the exercise of any of the warrants issued as part of the offering, the advisor is entitled to a 5% fee for the amount of the warrant exercise. The Company has also agreed to reimburse the Purchasers for interest at the rate of 8% per annum for the monies deposited by them in escrow pending the initial closing of the Purchase Agreement and its legal fees in connection with the transaction.

(8) On April 3, 2007 Xechem Nigeria closed on its 500,000,000 Naira loan with the Nigerian Export Import Bank (“Nexim”), which represented a consolidation of the existing 150,000,000 Naira loan of Xechem Nigeria with an increase in the loan by an additional 350,000,000 Naira (approximately $2,600,000 US dollars of additional funding). The loan is for a five year duration, inclusive of one year’s moratorium of debt service, but subject to biannual payments of interest during the moratorium period. Interest accrues on the loan at the rate of 16% per annum.

(9) In the period April 1, 2007 through May 2, 2007, holders of Xechem debt converted Xechem debt (in the form of Principal and interest) in the aggregate amount of $444,600 ($407,000 of which is principal and $37,600 of which is interest) into 88,928,888 shares of Xechem’s common stock (exercised at the conversion rate of $0.005 per share) representing approximately 5.4% of Xechem’s then issued and outstanding stock.

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

[6] Note Payable Bank

Note payable bank at March 31, 2007 totaled $55,000. This loan has been collateralized by all tangible assets plus accounts receivable. The $55,000 loan represented borrowings against a $60,000 line-of-credit at an interest rate of 10.25% as of March 31, 2007 from the Bank of New York. The line-of-credit renews annually. On April 30, 2007, this note was paid in full including interest of $450.

[7] Notes Payable

Notes Payable at March 31, 207 consist of the following:

Long-Term:

Unsecured Loan (A)	$400,000
Unsecured Loan (D)	2,388,000
Secured Loan (E)	1,181,000
Less Debt Discount	(1,074,000)
$2,895,000

Current:

Alembic, Ltd. (B)	$2,000,000
Others - Non-Related Parties (C)	160,000
Others - Non-Related Parties (F)	670,000
Unsecured Loan (G)	91,000
$2,921,000

(A) Pursuant to an Amended Term Sheet, Chassman and the Investors agreed to invest up to $1,500,000 into the Company. A total of $1,000,000 was funded. If the Company’s allocation of tax credits for fiscal year 2005 from the State of New Jersey was less than $500,000, the Investors agreed to advance the difference between such allocation and $500,000 in the form of convertible notes. The Company received $566,000 in tax credits from the State and no additional investment was necessary.

For each $100,000 of the first $1,000,000 of notes funded, the Company agreed to issue 1,500,000 shares of its $0.00001 par value common stock to the investor funding same for the aggregate issuance of 15,000,000 shares. The intrinsic value of the beneficial conversion feature of $194,000 was allocated to paid in capital. These shares were issued in June 2006.

The notes are convertible into the Company’s common stock. Prior to February 1, 2006, the notes and accrued interest were convertible at the rate of $0.05 per share. From February 1, 2006 and thereafter, the notes and accrued interest are convertible at the rate of $0.005 per share. The intrinsic value of the beneficial conversion of $540,000 has been allocated to paid in capital. In the year ended December 31, 2006, $600,000 and $50,000 in principal and accrued interest were converted into 130,069,984 shares of common stock (exercised at a conversion rate of $.005 per share). As of December 31, 2006, we had a balance of $400,000 from this loan, which is due May 31, 2008, and $40,000 in accrued interest.

In the three months ended March 31, 2007, accrued interest totaling $35,600 was converted into 7,115,556 shares of common stock (exercised at a conversion rate of $0.005 per share). As of March 31, 2007, we have a balance of $400,000 from this loan and $12,000 in accrued interest.

(B) In April 2004, we executed definitive documents with Alembic Limited, which included a commitment to loan $3,000,000 to us. The entire $3,000,000 of the loan amount was funded. The note had an interest rate of 8% per annum and matured April 2008. The loan was convertible into our common stock, with maximum discount of 60% of FMV. The intrinsic value of the beneficial conversion feature of $3,000,000 on the debt funded as of December 31, 2004 had been allocated to paid in capital. Pursuant to the terms of the Alembic Agreements, we had a contractual commitment to issue Alembic a fifteen percent (15%) ownership interest in Xechem Nigeria.

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

As of March 31, 2007, we had a balance due of $2,000,000 from this loan and accrued interest of $89,000. On April 5, 2007, we paid $1,000,000 of this loan and accrued interest as of January 31, 2007 of $62,700.

C) In 2005 and cumulatively, five non-related parties loaned to the Company a total of $50,000 and $65,000, respectively, for six months to one year with an interest rate of 8% - 12%. The individuals also received five year stock warrants to purchase a total of 1,900,000 shares of common stock at $.01 per share.

In May 2006 an individual loaned $30,000 to the Company for six months with an interest rate of 10%. A note was issued convertible into shares of common stock at $0.0117 per share for a total of approximately 2,564,103 shares excluding interest. The individual also received a five year option to purchase a total of 300,000 shares of common stock at $0.0117 per share. In December 2006, two individuals loaned $65,000 to the Company for six months with an interest rate of 8%. The notes are convertible into shares of common stock at $0.019 - $0.021 per share for a total of approximately 3,170,425 shares excluding interest. The individuals also received five year options to purchase 1,593,226 shares of common stock at $0.019 - $0.021 per share. At March 31, 2007, accrued interest totaled $17,900.

(D) Over the period from February 22, 2006 through May 10, 2006, Marjorie Chassman (“Chassman”) infused $780,000 into Xechem. The note that will be issued to Chassman in the amount of $780,000 will bear interest at 8% and will be due May 31, 2008. The note is convertible into shares of common stock at $0.005 per share (approximately 156,000,000 shares, excluding interest, which is also convertible into stock at $0.005 per share). The loan has not been documented at this time.

In June 2006, Chassman infused $200,000 into Xechem. The note will be issued to Chassman in the amount of $200,000; it will bear interest at 8% and is due May 31, 2008. It will be convertible into shares of common stock at $0.01 per share (20,000,000 shares, excluding interest, which will also be convertible into stock at $0.01 per share). The loan has not been documented at this time.

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

In the three months ended March 31, 2007, Chassman converted Xechem debt (in form of principal and interest) in the aggregate amount of $162,000 ($117,000 of which is principal and $45,000 of which is interest) into 32,515,556 shares of common stock (exercised at the conversion rate of $0.005 per share).

At March 31, 2007, accrued interest on these loans totaled $152,000.

(E) On May 31, 2006, Nigeria Export-Import Bank (NEXIM) funded a direct loan to our wholly-owned subsidiary, Xechem Pharmaceutical Nigeria, Ltd. (Xechem Nigeria).

The loan is in the principal amount of 150,000,000 Naira or approximately One Million Two Hundred Thousand Dollars (US) ($1,181,000). The loan proceeds are to be used primarily to facilitate the full-scale commercial production of NICOSAN™ through the expansion and integration of existing production facilities at the company’s research and production facilities at Sheda Science and Technology Complex, Gwagwalada-Abuja. The loan facility will extend for a period of up to three years, with no principal payments due during the first year. The loan facility bears interest at the rate of 15% per year, payable during the first year in installments in November 2006 and May 2007. Thereafter, the loan facility will be repaid through four consecutive semi-annual installments of principal and interest with the first repayment (of approximately $400,000 US) occurring on November 29, 2007. The loan facility is secured by: (a) an all assets debenture on the assets of the company which has been incorporated into a trust for all lenders to be managed by Diamond Trustees Company; (b) personal guaranty issued by the CEO, Dr. Ramesh Pandey, backed by a notarized statement of net worth; and (c) promissory notes. Xechem Nigeria is obligated to pay the following fees: (a) a facility fee of 1% flat on the facility amount or 1,500,000 Naira (approximately $12,500 US); (b) a management fee of 0.5% flat on the principal amount outstanding from time to time, payable annually on the anniversary of the facility; and (c) a monitoring fee of 100,000 Naira (approximately $800 US), payable annually on the anniversary of the facility. Nexim reserves the right to vary the rates as dictated by market realities. At March 31, 2007, accrued interest totaled $59,200.

(F) In the three months ended March 31, 2007, Xechem received loans totaling $100,000 from Ms. Chassman and $569,600 from eight unrelated parties. Notes are to be issued with terms of six months and a per annum interest rate of 8%. Six of these loans totaling $57,100 are convertible into shares of common stock at $0.023 per share (2,482,600 shares, excluding interest). As additional consideration for these loans, Xechem issued 1,241,304 warrants, exercisable at $0.023 for a period of 5 years. As of March 31, 2007, accrued interest totaled $4,100. These loans have not been documented at this time.

(G) On February 15, 2007 an unsecured loan of 11,845,000 Naira (approximately $91,000 US) was received from the United Bank of Africa, Nigeria. The documentation has not been received at this time. The interest rate is 13% per annum and at March 31, 2007, the accrued interest totaled $1,500.

[8] Notes Payable to Related Parties

During the three months ended March 31, 2007, we made no payments to reduce the outstanding December 31, 2006 principal of $1,611,000.

As of March 31, 2007, we had accrued interest totaling $55,300 including $9,000 for the three months then ended.

Notes Payable - Related Party consists of the following:

As of March 31, 2007

Loans Payable - Dr. Renuka Misra	$598,000
Loans Payable - Beverly Robbins	390,000
Loans Payable - Xechem China	140,000
Loans Payable - Former Employee	55,000
Loans Payable - Dr. Pandey	125,000
Loans Payable - Family Members of Dr. Pandey	303,000

Total Notes Payable - Related Party	$1,611,000
Less Current Portion	1,346,000

Total Long-Term Notes Payable	$265,000

[9] Net Income (Loss) Per Share

Net income (loss) per share is presented under SFAS No. 128 “Earnings Per Share.” Under SFAS No. 128, basic net income (loss) per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. Under SFAS No. 128, diluted net income per share is computed by dividing net income available to common stock shareholders by the weighted average share of common stock outstanding for the period and including dilution that would occur upon the exercise of conversion of all dilutive securities into common stock. As of March 31, 2007, the potentially dilutive securities totaled approximately 2.882 billion shares of common stock, which exceeded the unissued authorized shares at March 31, 2007. On October 24, 2006, an Annual Stockholders’ meeting was held, at which time the shareholders approved an increase in the authorized number of common shares to 5 billion. On the same day, the Company’s Board of Directors passed a resolution agreeing to limit to 3.5 billion the total number of issued shares of common stock without further action by the shareholders.

[10] Stock Options and Warrants

Options - During the three months ended March 31, 2007 and 2006, options were granted to purchase 59,000,000 and 32,626,000 shares, respectively.

Warrants - During the three months ended March 31, 2007 and 2006, there were 1,241,304 and 0 warrants issued, respectively.

[11] Common Stock

In the three months ended March 31, 2007, we issued 32,515,556 shares of common stock upon conversion by holders of Xechem debt (in the form of principal and interest) into common stock at a conversion rate of $0.005.

[12] Stock-Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123-R “Share-Based Payment” using the modified prospective method. SFAS No. 123-R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting SFAS No. 123-R, we recognized compensation cost for all share-based payments granted after January 1, 2006, plus any awards granted to employees prior to January 1, 2006 that remain unvested at that time. Under this method of adoption, no restatement of prior periods is made.

Prior to January 1, 2006 we recognized the cost of employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued Employees” (APB 25). APB 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for substantially all of our equity based awards was measured under APB 25 on the date the shares were granted. Under APB 25, no compensation expense was recognized for stock options.

For the three months ended March 31, 2007, stock based compensation expense totaled $848,900 related to 59,000,000 stock options during the first three months of 2007.

In the three months ended March 31, 2007, 43,150,000 shares of common stock were granted to individuals for past and present services and the charge to operations totaled $992,000.

For the three months ended March 31, 2007, had the cost of employee services received in exchange for equity instruments been recognized based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R, our net income and earnings per share would have been impacted as shown in the following table:

	Three Months Ended March 31,
	2007	2006

Net Loss (In Thousands)	$(3,211)	$(1,792)

Stock-based employee compensation expense under fair value method, net of related tax effects	1,841	0
Pro forma net income (loss)	$(1,370)	$(1,792)

Income (loss) per share:
Basic, as reported	$0.00	$0.00
Basic, pro forma	$0.00	$0.00

The historical pro-forma impact of applying the fair value method prescribed by SFAS No. 123-R is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

[13] New Authoritative Pronouncements

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

[14] Subsequent Events

(A) On May 2, 2007 Xechem International, Inc. (the “Company”) delivered to UPS Capital Business Credit, a US bank and trust company (“UPS Capital”) the documentation and local (Nigerian) bank guarantees necessary for the closing and funding of the up to $9,388,981 credit facility to be provided to Xechem Pharmaceuticals Nigeria, Limited (“Xechem Nigeria”), as evidenced by a Term Credit Agreement. The actual closing of the transaction is contingent upon Xechem Nigeria delivering the 15% equity component necessary to fund the purchase of scheduled items of equipment, and Xechem Nigeria is considering its strategic options as to the proposed transaction. The following summary specifies the terms of the transaction in the event the closing is consummated.

The Term Credit Agreement is dated as of April 18, 2007, but will not be effective until the closing referenced above. Draws are permitted under the facility for up to $8,538,542, either directly or with respect to letters of credit, for financial consulting services and the purchase of equipment with at least 50% US content, to be used in the construction and equipping of Xechem Nigeria’s production facility in Abuja, Nigeria, designed for the production of NICOSAN™ (NIPRISAN), a product proven effective in the treatment of sickle cell disease. The balance of the funds from the Term Credit Agreement will be used to pay the $850,439 exposure fee to the US Export-Import Bank (“Ex-Im Bank”) for the provision of a guarantee to UPS Capital to support the loan. In turn, UPS Capital was provided joint and several guarantees by two local Nigerian banks, Diamond Bank, PLC and Platinum Habib Bank, PLC (“PHB Bank”), which local bank guarantees were supported by personal guarantees of Dr. Ramesh Pandey as to PHB Bank and by Dr. Soji Adelaja and Isaac Inyang, as to Diamond Bank.

The Term Credit Agreement is evidenced by a promissory note (“Note”), which permits draws of up to the maximum amount available under the facility, calls for the payment of principal in 10 equal semiannual installments of 10% of amount drawn under the facility, commencing on September 25, 2007, and continuing on March 25, 2008 and the next 8 semiannual periods thereafter. The Note bears interest at LIBOR plus 2.75% and calls for payment of “Special LIBOR” in the event of a claim by the Ex-Im Bank against UPS under its April 3, 2001 Master Guarantee Agreement (which would be a rate specified as the “S Libor BBA Fixing - Interbank Fixing” rate as quoted in the Financial Times). Draws are permitted under the Term Credit Agreement through July 25, 2007. Xechem Nigeria is required to include a “Cash Payment” of 15% of the amount of each item for which a draw request is made. Prepayment is permitted without penalty, provided no less that $938,893.10 is paid on each prepayment date.

An additional fee of 0.125% per annum is payable with respect to the unused portion of the facility, payable to Ex-Im Bank. In addition, UPS Capital is entitled to a $187,780 facility fee and a $46,945 document handling fee, as well as reimbursement for its Nigerian counsel ($40,000). Financial Bridge, Inc. assisted Xechem Nigeria in all aspects of the loan and is entitled to a fee of $432,429 with respect to the project, assuming maximum draws under the facility.

In order to obtain the local Nigerian bank guarantees, which were critical to the closing of the facility, Diamond Bank required the personal guarantees of two members of the board of directors of Xechem Nigeria with local Nigerian ties, which guarantees were provided by Soji Adelaja (who also serves on the Company’s board) and Isaac Inyang (who serves only on Xechem Nigeria’s board). The Company has not finalized agreements for compensation to the guarantors for provision of their guarantees, which may include cash and/or an equity interest in Xechem Nigeria. In addition, it is anticipated that in the event of the closing of the funding of the loan, Mr. Inyang will receive a payment of $250,000 related to his prior severance and expense reimbursements, which payment was contingent on the closing of a loan guaranteed by Ex-Im Bank. Diamond Bank required payment of a $40,000 commitment fee, a 0.5% per annum management fee on its share of the guaranteed amount outstanding from time to time and a 2.0% per annum exposure fee on its share of the guaranteed amount. The guarantee will be secured by a lien on the Xechem Nigeria assets.

Dr. Pandey provided his personal guarantee to secure the Bank PHB loan. Bank PHB also required payment of a $40,000 processing fee, as well as an up front guarantee fee of 0.5% of its exposure amount (plus a like percentage each 6 months thereafter) and an up front management fee of 0.25% of its exposure amount (plus a like percentage each 6 months thereafter).

(B) In the three months ended March 31, 2007, two unrelated parties, including Chassman loaned $600,000 to the Company (See Note 7 (F)). In April, an additional $150,000 was loaned to the Company. On May 8, 2007, $500,000 of the principal amount of these loans and accrued interest of $7,300 was repaid.

Item 2. Management's Discussion and Analysis.

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Overview

Xechem International, Inc. (“Xechem”), a Delaware corporation formed in 1994, is a holding company which owns all of the capital stock of Xechem, Inc., a development stage biopharmaceutical company engaged in the research, development and production of niche generic and proprietary drugs from natural sources. Xechem, Inc. was a subsidiary of LyphoMed, Inc. (later known as Fujisawa/LyphoMed, Inc.), a publicly traded company before it was acquired with all of its assets by Dr. Ramesh C. Pandey in 1990. Xechem Laboratories, Inc. (formed in 1993), XetaPharm, Inc. (formed in 1996), Xechem (India) Pvt. Ltd. (acquired in 1996), and Xechem UK Ltd. (formed in 2005) are all our subsidiaries. Xechem Pharmaceutical China Ltd. (formed in 2000) is an inactive affiliate. Xechem Pharmaceuticals Nigeria Limited (formed in 2002) is currently wholly-owned by us. Xechem’s principal product is NICOSAN™/HEMOXIN™, which has shown efficacy in the prophylactic management of Sickle Cell Disease (SCD), and the development and production of this product at this time is being conducted through Xechem Nigeria, Xechem Research Laboratories of Xechem, Inc. and Children’s Hospital of Philadelphia (CHOP). In July 2006, Xechem Nigeria received approval for the marketing and sale of NICOSAN™ in Nigeria.

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

Results of Operations

The Three months Ended March 31, 2007 vs. The Three months Ended March 31, 2006

The following table sets forth certain statement of operations data for the cumulative period from inception (March 15, 1990) to March 31, 2007 and for each of the three months ended March 31, 2007 and March 31, 2006.

	Three months Ended March 31,		Cumulative Inception to March 31,
	2007	2006	2007
	(in thousands)
Revenue	$130	$1	$2,453
Cost of Sales	$95	$—	$174
Research and Development Expense	$175	$356	$15,653
General and Administrative Expenses	$2,763	$2,058	$32,691
Sales and Marketing	$—	$—	$275
Writedown of Inventory And Intangibles	$—	$—	$1,861
Loss from Operations	$(2,903)	$(2,413)	$(48,201)
Other Income (Expense)	$(309)	$621	$(40,057)
Net Loss before Income Taxes	$(3,211)	$(1,792)	$(88,258)
Income Tax Benefit	$—	$—	$2,637
Net Loss before Income Taxes	$(3,211)	$(1,792)	$(85,621)

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

We had revenues of $130,000 for the three months ended March 31, 2007 as compared to $1,000 for the three months ended March 31, 2006. This represents $130,000 from the sales of NICOSAN™ by our subsidiary Xechem Nigeria for the three months ended March 31, 2007 as compared to $1,000 from the product sales by our subsidiary Xetapharm, Inc. for the three months ended March 31, 2006.

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

In the three months ended March 31, 2007, our research and development expenditures decreased by $181,000 to $175,000. In the three months ended March 31, 2007, our costs associated with the development of our Sickle Cell Disease drug NICOSAN™ totaled $17,000, a decrease of $225,000, as compared to the same period for 2006. Other major expenses for the three months ended March 31, 2007 were: (a) salaries and wages of our research personnel which were approximately $52,000 for the three months ended March 31, 2007, as compared to approximately $57,000 for the three months ended March 31, 2006; (b) repairs and maintenance was $9,000 for the three months ended March 31, 2007 as compared to $21,000 for the three months ended March 31, 2006; (c) outside service was $55,000 for the three months ended March 31, 2007 as compared to $0 for the three months ended March 31, 2006; and (d) other fees increased $7,000 from $1,000 for the three months ended March 31, 2006 to $8,000 for the three months ended March 31, 2007

We anticipate expenses to increase with the expansion of our production facility in Nigeria for our Sickle Cell drug, NICOSAN™, and the clinical testing and trials of HEMOXIN™ in the United States. In order to pursue these activities, we must obtain additional financing. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

General and Administrative

General and administrative expenses increased by $705,000 or 34% to $2,763,000 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This increase in expenses is primarily due to $1,841,000 of expense associated with the issuance of stock options and grants for the three months ended March 31, 2007.

The other major expenses for the three months ended March 31, 2007 were: (a) salaries and wages of approximately $303,000 an increase of approximately $46,000 or 18% as compared to 2006; (b) consulting fees which increased to $46,000 for the three months ended March 31, 2007 as compared to $8,000 for the three months ended March 31, 2006; (c)  rent expense increased $4,000 from $46,000 for the three months ended March 31, 2006 to $50,000 for the three months ended March 31, 2007; (d) legal fees totaled $1,558,000 in 2006, as compared to $113,000 in 2007, a decrease of $1,445,000. The decrease was primarily due to legal costs of approximately $1,485,000 paid as part of the Xechem, Inc. and Xechem International, Inc. vs. Bristol-Myers Squibb Company, 03 C 1920 lawsuit settlement in 2006. In return for Xechem’s full release of all claims that were or could have been asserted against BMS in connection with the case, BMS agreed to pay us $4,200,000 and further agreed to release us from all claims BMS could have asserted against us in the case; (e) directors and officers insurance decreased $1,000 from $26,000 for the three months ended March 31, 2006 to $25,000 for the three months ended March 31, 2007; (f) medical and property insurance increased $1,000 from $28,000 for the three months ended March 31, 2006 to $29,000 for the three months ended March 31, 2007; (g) advertising expense increased approximately $10,000 from $9,000 for 2006 as compared to $19,000 in 2007; (h) accounting fees decreased approximately $4,000 from $15,000 in 2006 to $11,000 in 2007; (i) travel expenses increased approximately $43,000 from $37,000 in 2006 to $80,000 in 2007; (j) professional services increased $10,000 from $2,000 in 2006 to $12,000 in 2007; (k) utilities and office expenses increased approximately $3,000 from $19,000 in 2006 to $22,000 in 2007; and (l) other expenses increased $159,000 from $52,000 for the three months ended March 31, 2006 to $211,000 for the three months ended March 31, 2007.

Interest expense for non-related parties equaled approximately $516,000 for the three months ended March 31, 2007, a decrease of approximately $3,040,000 as compared to the three months ended March 31, 2006. The decrease in expense was primarily the result of one time non-cash transaction in 2006 due to amortization of beneficial conversion feature related to then converted debentures and notes. Interest expense for related parties was approximately $15,000 for the three months ended March 31, 2007 as compared to $23,000 for the three months ended March 31, 2006.

For the three months ended March 31, 2007, we had other income of $222,000 as part of the SBIR grant awarded in October 2006 from the National Institutes of Health, National Heart, Lung and Blood Institute (NIH-NHLBI) to carry out the toxicity studies on the five-membered heterocyclic anti-sickling compound known as 5-HMF as compared to $4,200,000 of other income for the three months ended March 31, 2006, which was a result of Xechem, Inc. and Xechem International, Inc. vs. Bristol-Myers Squibb Company, 03 C 1920 lawsuit settlement. In return for Xechem’s full release of all claims that were or could have been asserted against BMS in connection with the case, BMS agreed to pay us $4,200,000 and further agreed to release us from all claims BMS could have asserted against us in the case.

We anticipate expenses to increase for the remainder 2007 with our proposed launching of NICOSAN™ in Nigeria and the commencement of clinical testing and trials of HEMOXIN™ in the United States. We anticipate that general and administrative expenses will increase, with the expansion of our operations and marketing efforts. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. The exact number and nature of persons hired and our expenses for such persons will depend on many factors, including the capabilities of those persons who seek employment with us and the availability of additional funding to finance these efforts.

We expect to incur continued costs related to the proposed launching of NICOSAN™ in Nigeria and the clinical testing and trials of our new drug HEMOXIN™ in the United States. In order to pursue these activities, we must obtain additional financing. There can be no certainty that we will be able to obtain the financing in the amounts or at the times required.

Liquidity and Capital Resources; Plan of Operations

On March 31, 2007, we had cash and cash equivalents of $129,000, negative working capital of $6,835,000 and stockholders’ deficit of $7,231,000.

As a result of our net losses through December 31, 2006 and accumulated deficit since inception, our accountants, in their report on our financial statements for the year ended December 31, 2006, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. This condition has not changed as of March 31, 2007. With respect to NICOSAN™/HEMOXIN™, the Company is planning for the commercial launch of the drug in Nigeria on a limited basis by second or third quarter 2007 and to begin pursuit of the pre-clinical and clinical trials in the United States as required for Food and Drug Administration (FDA) approval. These planned activities are entirely dependent on financings. There can be no assurance that the necessary funds will be obtained to complete construction of its full scale production facility in Nigeria, to successfully produce, market and sell the drug in large quantities in Nigeria or to successfully launch the drug in the United States.

In order to meet these cash needs, we have entered into the following recent financing agreements.

(1) The agreement with Alembic Limited was restructured in December 2005. In accordance with the terms of the loan, in January 2006, from the proceeds from the BMS settlement, $1,000,000 of principal and $190,700 of accrued interest was paid. The remaining principal balance of $2,000,000 due on the Alembic Promissory Note, together with unpaid interest, is due and payable December 31, 2006.

Xechem did not pay the amounts due Alembic on December 31, 2006. Xechem and Alembic have extended the Maturity Date, pursuant to a Letter Agreement, dated January 4, 2007 to January 31, 2007. Pursuant to a second Letter Agreement, dated January 31, 2007, the parties agreed to extend the Maturity Date to February 24, 2007. As consideration for this extension, Xechem agreed to pay to Alembic, in reduction of the indebtedness due under the Note, the sum of $100,000. Pursuant to a third Letter Agreement, dated as of February 24, 2007 (executed March 1, 2007), the parties agreed to extend the Maturity Date to March 31, 2007. As consideration for the third extension, Xechem paid Alembic, in reduction of the indebtedness due under the Note, the sum of $100,000 on March 1, 2007, which payment was a condition to the extension. As of March 31, 2006, we have a balance of $2,000,000 in principal and $89,300 in accrued interest.

Furthermore, the parties agreed that if Xechem made a principal payment to Alembic in reduction of the Note of not less than $1,000,000, together with accrued interest, on or before March 31, 2007, then the Maturity Date will be extended for an additional six months. Due to finalization of new funding (See Note 7(B)), Alembic agreed to extend the payment date five days and payment was made on April 5, 2007.

(2)  On May 31, 2006, Nigeria Export-Import Bank (NEXIM) funded a direct loan to our wholly-owned subsidiary, Xechem Pharmaceuticals Nigeria, Ltd. (Xechem Nigeria).

The loan is in the principal amount of 150,000,000 Naira or approximately One Million One Hundred Eighty One Thousand Dollars (US) ($1,181,000). The loan proceeds are being used primarily to facilitate the full-scale commercial production of NICOSAN™ through the expansion and integration of existing production facilities at Sheda Science and Technology Complex, Gwagwalada-Abuja. The loan facility will extend for a period of up to three years, with no principal payments due during the first year. The loan facility bears interest at the rate of 15% per year, payable during the first year in installments in November 2006 and May 2007. Thereafter, the loan facility is to be repaid through four consecutive semi-annual installments of principal and interest with the first repayment (of approximately $400,000 US) occurring on November 29, 2007. The loan facility is secured by: (a) an all assets debenture on the assets of the company which has been incorporated into a trust for all lenders to be managed by Diamond Trustees Company; (b) personal guaranty issued by the CEO, Dr. Ramesh Pandey, backed by a notarized statement of net worth; and (c) promissory notes.

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

(3) We have been in extended negotiations with UPS Capital Business Credit (“UPS Capital”) to obtain financing to cover the cost of acquiring the plant equipment and machinery needed to establish a commercial scale production facility in Nigeria under the U.S. Ex-Im (“Ex-Im”) Bank Loan Guarantee Program. Based on the estimated cost of the project, as well as the criteria utilized under Ex-Im’s guidelines, the Ex-Im statutory fees, etc., the total amount sought by our subsidiary, Xechem Pharmaceuticals Nigeria, Ltd. (“XPNL”) from UPS Capital is $9.38 million. In March 2006, we paid a $50,000 non-refundable good faith deposit to UPS Capital.

On October 17, 2006, we received notification from UPS Capital that Ex-Im has approved a comprehensive credit guarantee to support UPS Capital’s $9.38 million loan to XPNL, and that UPS has approved XPNL for a $9.38 million credit facility on the following principal terms:

(vi)
Proceeds to be used to fund up to 85% of XPNL’s cost (i.e, $8,538,542) of the US manufactured equipment and machinery needed for the establishment of a commercial scale pharmaceutical plant in Nigeria, plus certain local costs, fees, etc., for a total credit facility of $9,388,981;

(vii)	Principal plus interest at a rate of LIBOR + 2.75% repayable semi-annually in arrears over five years;

(viii)
Loan to be supported by a 100% Ex-Im guarantee, which has been approved, together with local bank guarantees from two Nigerian banks, Access Bank, Plc, and Diamond Bank, Plc. (Subsequently, Bank PHB Plc replaced Access Bank).

(ix)	Part of UPS Capital loan will be used to cover 100% of the cost of Ex-Im Statutory Exposure Fee of $850,439.

(x)	Total up-front fees payable to UPS Capital are $190,795 (net of the $50,000 good faith deposit).

Upon payment by XPNL of the UPS Capital Fees and the receipt by UPS Capital of the final commitments from Access Bank (subsequently replaced by Bank PHB) and Diamond Bank, the loan documents will be finalized and upon payment of the 15% equity contribution required of XPNL, the proceeds will be released in accordance with the terms of the loan. Both local Nigerian banks have their guarantees (in turn backed by the personal guarantee of Ramesh Pandey with respect to the Bank PHB guarantee and by Dr. Soji Adelaja and Mr. Isaac Inyang with respect to the Diamond Bank guarantee. XPLN is as of the date of this report considering its strategic alternatives as to whether it will seek the funding of the UPS Capital loan. If for any reason such loan is not funded, we will consider identifying a suitable alternative financing or continue forward initially on a smaller scale than with a full scale production facility, but at a level that we expect (but cannot guarantee) would generate sufficient cash flow to meet our needs in the foreseeable future. We will also in such event consider other alternative sources of debt and/or equity financing as necessary for completion of a full scale facility. As of this date we have not identified alternative sources to fully fund the Nigerian Pharmaceutical Project or our ongoing operations.

If and when the UPS loan (or alternate financing for the full scale production facility) closes, there will be additional expenses associated with the completion of the Nigerian facility and start-up of production. We are hopeful that these additional monies will be obtained from potential local financing in Nigeria (debt, equity and/or possible prepayment for product or other product sales) and/or from potential domestic funding sources, although no commitments have been obtained for such funding. In the event all of such financing can be obtained, we have the further risk that cost overruns and/or delays in bringing the product to market could adversely impact execution of our business plan.

(4) In the three months ended March 31, 2007, holders of Xechem debt converted Xechem debt (in the form of principal and interest) in the aggregate amount of $162,600 ($116,900 of which is principal and $45,700 of which is interest) into 32,515,556 shares of Xechem’s common stock (exercised at a conversion rates of $0.005 per share) representing approximately 2% of Xechem’s then issued and outstanding stock.

(5)  In the three months ended March 31, 2007, Xechem received loans totaling $100,000 from Ms. Chassman and $569,600 from eight unrelated parties. Notes are to be issued with terms of six months and a per annum interest rate of 8%. (See Note 7(F))

(6) Sales of our product NICOSAN™, a sickle cell drug, commenced in Nigeria in the second quarter 2006 and for the three months ended March 31, 2007 totaled $130,000. While revenues are not significant, they should help in covering the costs of the operation until the full scale production facility is completed.

(7) On April 4, 2007, the Company entered into and closed its initial funding of a securities purchase agreement (“Purchase Agreement”) with a number of investors (“Purchasers”).

The Company, on April 4, 2007, issued $4,960,000 of Units in the Initial Closing.

On April 18, 2007, the Company completed a private placement of $2,089.375 of Units pursuant to a Purchase Agreement with a number of investors. This brought the total Units proceeds issued by the Company to $7,049,375, representing the final closing (“Second Closing”) of the Purchase Agreement offering (“Offering”).

The Units from the new issuance are comprised of (i) 8% convertible debentures (“Debentures”) in an aggregate principal amount of $7,049,375, convertible into Common Stock of the Company at $0.0175 per share (representing 402,819,288 shares of Common Stock on an as converted basis, subject to possible adjustment as discussed below); and (ii) two warrants per Debenture, each providing a right to purchase 37.5% of the number of shares of Common Stock purchasable with the original principal amount of the Debentures (i.e. up to 75% of the Common Stock in the aggregate or 302,114,473 additional Warrants), at a price of $0.0225 per share (subject to possible adjustment as discussed below); the first warrant has a term ending on the second anniversary of the applicable closing (April 4 or April 18, 2009) and is not callable (the “Two Year Warrant”), and the second warrant has a term ending on the second anniversary of the applicable closing (April 4 or April 18, 2010) and is callable by the Company at a purchase price of $0.06 per share provided the volume weighted average price (“VWAP”) of the Company’s Common Stock exceeds $0.06 for 30 consecutive trading days (the “Three Year Warrant” - together with the Two Y ear Warrant, collectively, the “Warrants”). The Company has entered into a “Registration Rights Agreement,” pursuant to which it is obligated to file a registration statement to register the Common Stock of the Company underlying the Debentures and Warrants, which contains certain penalties if not timely filed. In connection with the transaction the principal officers and directors of the Company were required to lock up their shares of the Company for a period ending 6 months after the registration of the common stock underlying the Debentures and Warrants and in addition, the Company’s CEO pledged certain personal assets (his 25% beneficial ownership in the entity that owns the New Brunswick, NJ facility leased to the Company) to secure the Debentures. The Company has agreed to grant to the advisor on the transaction an option to purchase 12% of the shares of Common Stock of the Company issuable upon the immediate conversion of the Debentures (i.e. 48,338,315 shares) at a price of $0.001 per share, expiring April 18, 2009 for advising it in connection with the transaction. In addition, in the event of the exercise of any of the warrants issued as part of the offering, it is entitled to a 5% fee for the amount of the warrant exercise. The Company has also paid the advisor and his designees the sum of $141,000 and reimbursed it $15,000 of his legal fees in connection with the transaction.

The Company has entered into a “Registration Rights Agreement,” pursuant to which it is obligated to file a registration statement to register the Common Stock of the Company underlying the Debentures and Warrants, which contains certain penalties if not timely filed. In connection with the transaction the principal officers and directors of the Company were required to lock up their shares of the Company for a period ending 6 months after the registration of the common stock underlying the Debentures and Warrants and in addition, the Company’s CEO pledged certain personal assets (his 25% beneficial ownership in the entity that owns the New Brunswick, NJ facility leased to the Company) to secure the Debentures. In addition, in the event of the exercise of any of the warrants issued as part of the offering, the advisor is entitled to a 5% fee for the amount of the warrant exercise. The Company has also agreed to reimburse the Purchasers for interest at the rate of 8% per annum for the monies deposited by them in escrow pending the initial closing of the Purchase Agreement and its legal fees in connection with the transaction.

(8) On April 3, 2007 Xechem Nigeria closed on its 500,000,000 Naira loan with the Nigerian Export Import Bank (“Nexim”), which represented a consolidation of the existing 150,000,000 Naira loan of Xechem Nigeria with an increase in the loan by an additional 350,000,000 Naira (approximately $2,600,000 US dollars of additional funding). The loan is for a five year duration, inclusive of one year’s moratorium of debt service, but subject to biannual payments of interest during the moratorium period. Interest accrues on the loan at the rate of 16% per annum.

(9) In the period April 1, 2007 through May 2, 2007, holders of Xechem debt converted Xechem debt (in the form of Principal and interest) in the aggregate amount of $444,600 ($407,000 of which is principal and $37,600 of which is interest) into 88,928,888 shares of Xechem’s common stock (exercised at the conversion rate of $0.005 per share) representing approximately 5.4% of Xechem’s then issued and outstanding stock.

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

In prior years, we received cash from the sale of our New Jersey net operating losses (“NOLs”), which ranged from $300,000 to $500,000 annually. Under new guidelines adopted by the State of New Jersey, Xechem fails to qualify in 2006 for the sale of NOL’s due to fewer than 75% of our employees, including subsidiaries, are based in New Jersey

Our planned activities will require the addition of new personnel, including management, and the continued development of expertise in areas such as preclinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Further, if we receive regulatory approval for any of our products in the United States or elsewhere, we will incur substantial expenditures to develop manufacturing, sales and marketing capabilities and/or subcontract or joint venture these activities with others. There can be no assurance that we will ever recognize revenue or profit from any such products. In addition, we may encounter unanticipated problems, including developmental, regulatory, manufacturing or marketing difficulties, some of which may be beyond our ability to resolve. We may lack the capacity to produce our products in-house and there can be no assurances that we will be able to locate suitable contract manufacturers or be able to have them produce products at satisfactory prices.

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

Item 3. Control and Procedures

Evaluation of Disclosure Controls and Procedure

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer/chief financial officer, as of March 31, 2007, and have concluded that as of March 31, 2007, these disclosure controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that we file with or submit to the United States Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Review and evaluation of disclosure controls and procedures is an ongoing process that we will continue to refine as we perform quarterly evaluations.

Part II OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - Effective May 3, 2007 Robert Swift was added to the Board of Directors of the Company as one of the nominees from the purchasers of Units comprised of Convertible Debentures plus Warrants pursuant to the Securities Purchase Agreement of the Company dated as of April 4, 2007. Dr. Swift is presently a Healthcare Consultant. He received his Ph.D. in Biochemistry from Michigan State University and his M.B.A. in Finance from Indiana University. He has 15 years of experience in molecular biology, cancer research, biopharmaceuticals, and medical devices, and over ten years of experience with Eli Lilly and Company involved in drug research and pre-clinical development. He has worked as a biotechnology analyst and an investment banker for 5 years, and was Director of Research in Life Sciences at Unterberg, Towbin. In 2001, he joined Origin Capital Management and was co-portfolio manager until 2004.

The Company as of this date has not compensated Dr. Swift for joining the Board of Directors of the Company. Dr. Swift purchased $100,000 of Units in connection with the initial closing of the Securities Purchase Agreement. Dr. Swift’s Units are comprised of: (i) a $100,000 Convertible Debenture, bearing interest at 8% per annum, maturing March 31, 2009 and convertible into Common Stock of the Company at $0.0175 per share (subject to possible adjustment - the “Conversion Price”); and (ii) two warrants, the first of which expires April 4, 2009 and which is purchasable for 37.5% of the principal amount of the Convertible Debenture divided by the Conversion Price and exercisable at $0.0225 per share, and the second of which expires April 2, 2010 and is purchasable for a like amount of shares, exercisable at $0.06 per share. The terms of the Units are described more fully in the Form 8-K filed by the Company announcing the initial closing of the Securities Purchase Agreement, the terms of which are incorporated by reference herein. Dr. Swift also assisted Basu Capital in connection with its advisory services to the Company related to the Securities Purchase Agreement and was compensated with: (i) $56,400 in cash from the proceeds paid by the Company to Basu Capital; and (ii) an allocation of options to purchase up to 17,908,914 shares of the Company’s common stock at $0.001 per share, expiring April 4, 2009, from the options allocated to Basu Capital in connection with the performance of its advisory services.

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

Date: May 21, 2007	XECHEM INTERNATIONAL, INC.

/s/ Ramesh C. Pandey
Ramesh C. Pandey, Ph.D.
Chairman/Chief Executive Officer